Form 10-Q
period 1996-04-28
DUCKWALL ALCO STORES INC
filed 1996-06-11
CIK 30302

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended       April 28, 1996

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


Commission file Number    0-20269

                  DUCKWALL-ALCO STORES, INC.
(Exact name of registrant as specified in its charter.)

    Kansas                            48-0201080
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

401 Cottage Street
Abilene, Kansas                              67410-0129
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(913) 263-3350

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         YES [X]        NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,999,510 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of April 28, 1996.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)





                                         April 28,1996   January 28,1996
                                           (Unaudited)
                                       _______________   _______________
ASSETS

Current assets:
     Cash on deposit and on hand                $1,053              $177
     Receivables                                 2,834             2,545
     Inventories                                81,319            71,635
     Property held for resale                       41                41
     Other current assets                        1,669             1,210

          Total current assets                  86,916            75,608

Property and equipment:
     Land                                        2,379             2,297
     Buildings                                  17,996            16,867
     Furniture, fixtures and equipment          23,400            22,354
     Transportation equipment                    1,581             1,473
     Leasehold improvements                      3,642             3,164
     Construction in progress                    2,081             1,389

          Total property and equipment          51,079            47,544

     Less accumulated depreciation              24,297            23,676

          Net property and equipment            26,782            23,868

     Property under capital leases              20,541            20,541
     Less accumulated for amortization          12,611            12,404

          Net property under capital leases      7,930             8,137

     Debt financing cost                           110               110


               Total assets                   $121,738          $107,723

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)

                                         April 28,1996   January 28,1996
                                           (Unaudited)
                                       _______________   _______________
LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
Current maturities of:
     Long term debt                                $719              $545
     Capital lease obligations                      637               637
     Accounts payable                            22,398            16,335
     Income taxes payable                           206               820
     Accrued salaries and commissions               823             3,614
     Accrued taxes other than income              2,463             2,203
     Deferred taxes                               2,467             2,467
     Other current liabilities                    1,690             1,598

          Total current liabilities              31,403            28,219

Notes payable under revolving loan               21,360            12,015
Long term debt
     less current maturities                      2,363             1,599

Capital lease obligations
     less current maturities                      9,596             9,755

Deferred income taxes                             2,329             2,329

Other non-current liabilities                       767               745

Total liabilities                                67,818            54,662

Shareholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding             1                 1
3,999,510 shares
Additional paid-in capital                       40,846            40,690

Retained earnings since June 2, 1991             13,073            12,370

Total shareholders' equity                       53,920            53,061

Total liabilities and shareholders' equity     $121,738          $107,723

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Statement of Operations

(Dollars in Thousands)

                                          For the Thirteen Week Periods
                                         April 28,1996    April 30, 1995
                                           (Unaudited)
                                       _______________   _______________
Net sales .......................              $59,348           $54,940
Cost of sales ...................               39,706            36,758

     Gross margin ...............               19,642            18,182

Selling, general
     and administrative .........               16,929            15,920

Depreciation
     and amortization ...........                  864               738


     Total operating expenses ...               17,793            16,658


Income from operations ..........                1,849             1,524

Interest expense.................                  732               635

Other expense (income)                             (17)              (85)

Earnings before income taxes ....                1,134               974

Income tax expense ..............                  431               370


     Net earnings ...............                  703               604



Earnings per common and
     common equivalent share ....                $0.18             $0.15

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Statements of Cash Flow

(Dollars in Thousands)

                                          For the Thirteen Week Periods
                                         April 28,1996    April 30, 1995
                                       _______________   _______________

CASH FLOWS FROM OPERATING ACTIVITIES


     Net Earnings                                 $703              $604

     Adjustments to reconcile
     net earnings to net cash
     used in operating activities

          Amortization of
          debt financing costs                      10                45

          Deferred income tax benefit               (0)             (221)

          Depreciation and amortization            864               737

          Increase in inventories               (9,684)           (9,960)

          Increase in accounts payable           6,062             9,263

          Increase in receivables                 (289)             (329)

          Decrease (Increase)
          in other current assets                 (459)             (156)

          Decrease in accrued expenses          (2,531)           (1,224)

          (Decrease) in income taxes payable      (457)             (808)

          Decrease in other liabilities            114            (1,133)

          Net cash used in
          operating activities                  (5,667)           (3,182)

CASH FLOW FROM INVESTING ACTIVITIES

          Capital expenditures                  (3,571)           (1,687)

          Net cash used in
          investing activities                  (3,571)           (1,687)


CASH FLOW FROM FINANCING ACTIVIES

          Decrease in bank overdrafts                0               (76)

          Increase in revolving loan             9,345             7,316

          Principal payments on
          long term notes                          (62)             (251)

          Principal payments on
          capital leases                          (159)             (157)

          Increase in long term notes            1,000                 0

          Debt financing costs                     (10)                0

          Net cash provided by
          financing activities                  10,114             6,832


          Net increase in cash                     876             1,963

          Cash at beginning of period              177                 0

               Cash at end of period            $1,053            $1,963

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

               The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1996 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2)  Principles of Consolidation

               The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

(3)  Earnings Per Share

               Earnings per share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of stock options.

               The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending
                    April 28, 1996                              4,016,552
                    April 30, 1995                              4,005,688

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)
[CAPTION]

     The thirteen weeks ended April 28, 1996 and April 30, 1995 are referred to herein as the first quarter of fiscal 1997 and 1996, respectively.

              As used below the term "competitive market" refers to any market wherein there is one or more national or regional discount stores located in the market served by the Company.
         The term "non-competitive market" refers to any market where there is no national or regional discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

         RESULTS OF OPERATIONS

              Thirteen Weeks Ended April 28, 1996 Compared to Thirteen Weeks ended April 30, 1995.

              Net sales for the first quarter of fiscal 1997 increased $4,408 or 8.0% to $59,348 compared to $54,940 for the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company opened 10 stores in new non-competitive markets, resulting in a quarter end total of 166 stores. Net sales for all stores open the full period in both the first quarter of fiscal 1997 and fiscal 1996 (comparable stores) decreased $1,147 or 2.1%. Net sales for these comparable stores in non-competitive markets decreased by $183 or .6%. Net sales for noncomparable stores increased $5,555 for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.
         The same store sales decrease was attributable to a change in the promotional calendar. Two promotional circulars were replaced with smaller in-store promotions.

              Gross margin for the first quarter of fiscal 1997 increased $1,460 or 8.0% to $19,642 compared to $18,182 in the first quarter of fiscal 1996. Gross margin as a percentage of sales was 33.1% for the first quarter of both fiscal years.

              Selling, general and administrative expense increased $1,009 or 6.3% to $16,929 in the first quarter of fiscal 1997 compared to $15,920 in the first quarter of fiscal 1996, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 1997 decreased by .5% from the first quarter of fiscal 1996. As more new stores are opened, selling, general and administration expenses as a percentage of sales are expected to decline, as the relatively fixed costs of operating the general office and warehouse are spread over a larger sales base.

              Depreciation and amortization expense increased $126 or 17.1% to $864 in the first quarter of fiscal 1997 compared to $738 in the first quarter of fiscal 1996. The increase is due to additional buildings and equipment associated with the store expansion program.

              Income from operations increased $325 or 21.3% to $1,849 in the first quarter of fiscal 1997 compared to $1,524 in the first quarter of fiscal 1996. Income from operations as a percentage of net sales increased to 3.1% in the first quarter of fiscal 1997 compared to 2.8% in the first quarter of fiscal 1996.

              Interest expense increased $97 or 15.3% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase results from higher borrowing levels due to purchases of inventory, buildings and equipment to support the new store openings.

              Income tax expense was $431 in the first quarter of fiscal 1997 compared to $370 in the first quarter of fiscal 1996. Income tax expense has been provided in both quarters at applicable Federal and state statutory rates.

              Net earnings for the first quarter of fiscal 1997 were $703, an increase of $99 or 16.4% over the net earnings of $604 for the first quarter of fiscal 1996.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

(Dollars in thousands)
[CAPTION]
              The Company has recorded a tax benefit of $156 in the first quarter of fiscal 1997 as an increase to additional paid in capital based on utilization of $413 of the pre-reorganization NOL carry forward, which aggregated $1,754 for Federal income tax purposes at January 28, 1996. The actual NOL carry forward utilization for fiscal 1997 will be dependent on full fiscal year results.


         LIQUIDITY AND CAPITAL RESOURCES

              The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

              At April 28, 1996 working capital (defined as current assets less current liabilities) was $55,513 compared to $47,389 at the end of fiscal 1996.

              Cash used by operating activities in the first quarter of fiscal 1997 and 1996 was $5,667 and $3,182 respectively. The increase in the amount of cash used by operating activities in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was primarily due to a smaller increase in the trade accounts payable build up relative to the overall increase in inventory levels.

              The Company generated cash from financing activities in the first quarter of fiscal 1997 and 1996 of $10,114 and $6,832, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,000 mortgage secured by certain company fixed assets.

              Cash used for acquisition of property and equipment in the first quarters of fiscal 1997 and 1996 totaled $3,571 and $1,687, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1997, principally for store buildings and store and warehouse fixtures and equipment, are $12,578.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

PART II.  OTHER INFORMATION.

     Item 1.  Legal Proceedings
                   No legal proceedings except those covered by insurance occurred during the thirteen week period ended
                   April 28, 1996.

     Item 2.  Changes in Securities
                   Not Applicable

     Item 3.  Defaults Upon Senior Securities
                   Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
                   Not Applicable

     Item 5.  Other Information
                   None

     Item 6.  Exhibits and Reports on Form 8-K
                   (a)  None
                   (b)  Reports on Form 8-K
                        No reports filed

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DUCKWALL-ALCO STORES, INC.
(Registrant)




Date, June 11, 1996     /s/ Bryan M. DeCordova
                       Bryan M. DeCordova
                       Vice President - Finance
                       Chief Financial Officer

                       Signing on behalf of the
                       registrant and as principal
                       financial officer