Form 10-Q
period 1996-07-28
DUCKWALL ALCO STORES INC
filed 1996-09-11
CIK 30302

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended       July 28, 1996

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

                         YES [X]        NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,999,510 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of July 28, 1996.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)





                                          July 28,1996   January 28,1996
                                           (Unaudited)
                                       _______________   _______________
ASSETS

Current assets:
     Cash on deposit and on hand                $1,804              $177
     Receivables                                 2,828             2,545
     Inventories                                80,119            71,635
     Property held for resale                       41                41
     Other current assets                        1,973             1,210

          Total current assets                  86,765            75,608

Property and equipment:
     Land                                        2,379             2,297
     Buildings                                  18,070            16,867
     Furniture, fixtures and equipment          23,978            22,354
     Transportation equipment                    1,580             1,473
     Leasehold improvements                      3,837             3,164
     Construction in progress                    3,652             1,389

          Total property and equipment          53,496            47,544

     Less accumulated depreciation              25,011            23,676

          Net property and equipment            28,485            23,868

     Property under capital leases              20,541            20,541
     Less accumulated for amortization          12,819            12,404

          Net property under capital leases      7,722             8,137

     Debt financing cost                           100               110


               Total assets                   $123,072          $107,723

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)

                                          July 28,1996   January 28,1996
                                           (Unaudited)
                                        _______________   _______________
LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
Current maturities of:
     Long term debt                                $752              $545
     Capital lease obligations                      637               637
     Accounts payable                            20,015            16,335
     Income taxes payable                           476               820
     Accrued salaries and commissions             2,096             3,614
     Accrued taxes other than income              2,430             2,203
     Deferred taxes                               2,492             2,467
     Other current liabilities                    1,081             1,598

          Total current liabilities              29,979            28,219

Notes payable under revolving loan               21,353            12,015
Long term debt
     less current maturities                      3,540             1,599

Capital lease obligations
     less current maturities                      9,437             9,755

Deferred income taxes                             2,355             2,329

Other non-current liabilities                       794               745

Total liabilities                                67,458            54,662

Shareholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding             1                 1
3,999,510 shares
Additional paid-in capital                       41,316            40,690

Retained earnings since June 2, 1991             14,297            12,370

Total shareholders' equity                       55,614            53,061

Total liabilities and shareholders' equity     $123,072          $107,723

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

                               For the Thirteen       For the Twenty-six
                                 Week Periods            Week Periods

                               July 28   July 30      July 28    July 30
                                  1996      1995         1996       1995
                               _________________     ___________________
Net sales .................... $68,426   $62,592     $127,774   $117,532
Cost of sales ................  46,106    42,381       85,812     79,139

     Gross margin ............  22,320    20,211       41,962     38,393

Selling, general
     and administrative ......  18,546    17,048       35,458     32,884

Depreciation
     and amortization ........     925       760        1,789      1,497


     Total operating expenses   19,471    17,808       37,247     34,381


Income from operations .......   2,849     2,403        4,715      4,012

Interest expense..............     860       782        1,592      1,417

Earnings before income taxes .   1,989     1,621        3,123      2,595

Income tax expense ...........     765       616        1,196        986


     Net earnings ............  $1,224    $1,005       $1,927     $1,609



Earnings per common and
     common equivalent share .   $0.30     $0.25        $0.48      $0.40

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Statements of Cash Flow

(Dollars in Thousands)
(Unaudited)

                                        For the Twenty-six Week Periods
                                         July 28,1996    July 30, 1995
                                       _______________   _______________

CASH FLOWS FROM OPERATING ACTIVITIES


     Net Earnings                                $1,927           $1,609

     Adjustments to reconcile
     net earnings to net cash
     used in operating activities

          Amortization of
          debt financing costs                      20                90

          Deferred income tax benefit               51                (0)

          Depreciation and amortization          1,789             1,497

          LIFO Expense                              90               125

          Increase in inventories               (8,574)           (8,349)

          Increase in accounts payable           3,680             4,702

          Increase in receivables                 (283)              (40)

          Decrease (Increase)
          in other current assets                 (763)               70

          Increase in accrued taxes
          other than income                        227               387

          Increase (Decrease) in accrued
          salaries and commissions              (1,518)           (1,013)

          (Decrease) in income taxes payable       282              (944)

          Decrease in other liabilities           (468)           (1,261)

          Net cash used in
          operating activities                  (3,540)           (3,127)

CASH FLOW FROM INVESTING ACTIVITIES

          Capital expenditures                  (5,991)           (3,153)

          Net cash used in
          investing activities                  (5,991)           (3,153)


CASH FLOW FROM FINANCING ACTIVIES

          Decrease in bank overdrafts                0               (76)

          Increase in revolving loan             9,338             8,853

          Principal payments on
          long term notes                         (520)             (645)

          Principal payments on
          capital leases                          (318)             (315)

          Increase in long term notes            2,668                 0

          Debt issue costs                         (10)              (25)

          Net cash provided by
          financing activities                  11,158             7,792


          Net increase in cash                   1,627             1,512

          Cash at beginning of period              177                 0

               Cash at end of period            $1,804            $1,512

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

               The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1996 Annual Report. Certain amounts reported as other income for the thirteen-week periods ended April 28, 1996 and April 30, 1995 in the Form 10-Q for the quarter ended
          April 28, 1996 have been reclassified as Selling, General and Administrative Expense in the accompanying statements of operations for the twenty-six week periods ended July 28, 1996 and July 30, 1995. The amounts reclassified amounted to $17 for 1996 and $85 for 1995. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accurals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

               The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending
                    July 28, 1996                               4,049,620
                    July 30, 1995                               4,009,874

                    Twenty-six Weeks Ending
                    July 28, 1996                               4,033,522
                    July 30, 1995                               4,007,909

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)
[CAPTION]

	The thirteen weeks ended July 28, 1996 and July 30, 1995 are referred to herein as the second quarter of fiscal 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

	Net sales for the second quarter of fiscal 1997 increased $5,834 or 9.3% to $68,426 compared to $62,592 for the second quarter of fiscal 1996. During the second quarter of fiscal 1997, the Company opened 4 stores, 3 of which were in new non-competitive markets, resulting in a quarter end total of 170 stores. Net sales for all stores open the full period in both the second quarter of fiscal 1997 and fiscal 1996 (comparable stores) decreased $523 or .9%. The same store sales decrease was primarily attributable to increased competition in three existing markets. The prototype Class 18 stores and the Duckwall variety stores produced increases of $278 or 1.6% and $90 or 3.2% respectively.

	Net sales for the twenty-six week period ending July 28, 1996 increased $10,242 or 8.7% to $127,774 compared to $117,532 of
	the comparable twenty-six week period of the prior fiscal year. Net sales of comparable stores decreased by $1,670, or 1.5% for the twenty-six week period ending July 28, 1996 compared to the twenty-six week period of the prior fiscal year.

	Gross margin for the second quarter of fiscal 1997 increased $2,109 or 10.4% to $22,320 compared to $20,211 in the second quarter of fiscal 1996. Gross margin as a percentage of sales was 32.6% for the second quarter of fiscal 1997 compared to 32.3% in the second quarter of fiscal 1996. The improvement in the gross margin percentage was due to a higher markup on purchases and lower shrinkage.

	Gross margin for the twenty-six week period ended July 28, 1996 was $41,962, which was $3,569 or 9.3% higher than last year's twenty-six week gross margin of $38,393. As a percent of net sales, gross margin for the twenty-six week period ended
	July 28, 1996 was 32.8% compared to 32.7% in the twenty-six week period of the prior fiscal year.

	Selling, general and administrative expense increased $1,498 or 8.8% to $18,546 in the second quarter of fiscal 1997 compared to $17,048 in the second quarter of fiscal 1996, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 1997 was 27.1%, compared to 27.2% in the second quarter of fiscal 1996. As more new stores are opened, selling, general and administration expenses as a percentage of sales are expected to decline, as the relatively fixed costs of operating the general office and warehouse are spread over a larger sales base.

	Selling, general and administrative expenses increased $2,574 or 7.8% to $35,458 for the twenty-six week period ended
	July 28, 1996 compared to $32,884 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 27.8% for the twenty-six week period ended July 28, 1996 compared to
	28.0% in the comparable twenty-six week period last year.   The
	increase in selling, general and administrative expense in fiscal 1996 is primarily due to a 16% increase in the number of stores.

	Depreciation and amortization expense increased $165 or 21.7% to $925 in the second quarter of fiscal 1997 compared to $760 in the second quarter of fiscal 1996. The increase is due to additional buildings and equipment associated with the store expansion program.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

(Dollars in thousands)
[CAPTION]

	Income from operations increased $446 or 18.6% to $2,849 in the second quarter of fiscal 1997 compared to $2,403 in the second quarter of fiscal 1996. Income from operations as a percentage of net sales increased to 4.2% in the second quarter of fiscal 1997 compared to 3.8% in the second quarter of fiscal 1996.

	Income from operations increased $703 or 17.5% to $4,715 for the twenty-six week period ended July 28, 1996 compared to $4,012 in the comparable twenty-six week period of the prior fiscal year.

	Interest expense increased $78 or 10.0% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase is attributable to higher borrowing levels due to purchases of inventory, buildings and equipment to support the new store openings.

	Net earnings for the second quarter of fiscal 1997 were $1,224, an increase of $219 or 21.8% over the net earnings of $1,005 for the second quarter of fiscal 1996.

	The Company has recorded a tax benefit of $470 in the second quarter of fiscal 1997 as an increase to additional paid in capital based on utilization of $1,341 of the NOL carry forward arising prior to the 1991 reorganization, which aggregated $1,754 for Federal income tax purposes at January 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing
	(increases in accounts payable).

	At July 28, 1996 working capital (defined as current assets less current liabilities) was $56,786 compared to $47,389 at the end of fiscal 1996.

	Cash used by operating activities in the second quarter of fiscal 1997 and 1996 was $3,540 and $3,127 respectively. The increase in the amount of cash used by operating activities in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 was primarily due to a smaller increase in the trade accounts payable build up relative to the overall increase in inventory levels.

	The Company generated cash from financing activities in the second quarter of fiscal 1997 and 1996 of $11,158 and $7,792, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,000 mortgage secured by certain company fixed assets and a $1,668 leaseback of computer equipment.

	Cash used for acquisition of property and equipment in the second quarters of fiscal 1997 and 1996 totaled $5,991 and $3,153, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1997, principally for store buildings and store and warehouse fixtures and equipment, are $12,578.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

PART II.  OTHER INFORMATION.

     Item 1.  Legal Proceedings
                   No legal proceedings except those covered by insurance occurred during the thirteen week period ended
                   July 28, 1996.

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



DUCKWALL-ALCO STORES, INC.
(Registrant)




Date, September 9, 1996     /s/ Bryan M. DeCordova
                            Bryan M. DeCordova
                            Vice President - Finance
                            Chief Financial Officer

                            Signing on behalf of the
                            registrant and as principal
                            financial officer