Form 10-Q
period 1996-10-27
DUCKWALL ALCO STORES INC
filed 1996-12-06
CIK 30302

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended       October 27, 1996

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


Commission file Number    0-20269

                  DUCKWALL-ALCO STORES, INC.
(Exact name of registrant as specified in its charter.)

    Kansas                            48-0201080
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

401 Cottage Street
Abilene, Kansas                              67410-2832
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

                         YES [X]        NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,900,823 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 27, 1996.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)





                                       October 27,1996   January 28,1996
                                           (Unaudited)
                                       _______________   _______________
ASSETS

Current assets:
     Cash on deposit and on hand                $1,685              $177
     Receivables                                 3,824             2,545
     Inventories                                89,812            71,635
     Property held for resale                       41                41
     Other current assets                        1,879             1,210

          Total current assets                  97,241            75,608

Property and equipment:
     Land                                        2,575             2,297
     Buildings                                  20,053            16,867
     Furniture, fixtures and equipment          25,189            22,354
     Transportation equipment                    1,600             1,473
     Leasehold improvements                      4,074             3,164
     Construction in progress                    3,538             1,389

          Total property and equipment          57,029            47,544

     Less accumulated depreciation              25,736            23,676

          Net property and equipment            31,293            23,868

     Property under capital leases              20,407            20,541
     Less accumulated for amortization          12,892            12,404

          Net property under capital leases      7,515             8,137

     Debt financing cost                            90               110


               Total assets                   $136,139          $107,723

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)

                                        October 27, 1996   January 28,1996
                                           (Unaudited)
                                         _______________   _______________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
Current maturities of:
     Long term debt                              $1,163              $545
     Capital lease obligations                      607               637
     Accounts payable                            24,618            16,335
     Income taxes payable                           901               820
     Accrued salaries and commissions             2,255             3,614
     Accrued taxes other than income              2,721             2,203
     Deferred taxes                               2,492             2,467
     Other current liabilities                    1,504             1,598

          Total current liabilities              36,261            28,219

Notes payable under revolving loan               17,146            12,015
Long term debt
     less current maturities                      3,170             1,599

Capital lease obligations
     less current maturities                      9,307             9,755

Deferred income taxes                             2,356             2,329

Other non-current liabilities                       818               745

Total liabilities                                69,058            54,662

stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding             1                 1
4,900,823 shares at October 27, 1996
3,999,510 shares at January 28, 1996
Additional paid-in capital                       52,082            40,690

Retained earnings since June 2, 1991             14,998            12,370

Total stockholders' equity                       67,081            53,061

Total liabilities and stockholders' equity     $136,139          $107,723

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

                               For the Thirteen       For the Thirty-nine
                                 Week Periods            Week Periods

                          October 27  October 29     October 27  October 29
                                1996        1995           1996        1995
                          ______________________     ______________________
Net sales ................   $64,857     $60,795       $192,631    $178,327
Cost of sales ............    43,201      41,115        129,013     120,254

     Gross margin ........    21,656      19,680         63,618      58,073

Selling, general
     and administrative ..    18,661      17,108         54,119      49,992

Depreciation
     and amortization ....       943         794          2,732       2,291


     Total operating exp..    19,604      17,902         56,851      52,283


Income from operations ...     2,052       1,778          6,767       5,790

Interest expense..........       912         823          2,504       2,240

Earnings
    before income taxes ..     1,140         955          4,263       3,550

Income tax expense .......       439         363          1,635       1,349


     Net earnings ........      $701        $592         $2,628      $2,201



Earnings per common and
 common equivalent share .     $0.17       $0.15          $0.65       $0.55

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

(Dollars in Thousands)
(Unaudited)

                                     For the Thirty-nine Week Periods Ended
                                        October 27,1996   October 29, 1995
                                        _______________   ________________

CASH FLOWS FROM OPERATING ACTIVITIES


     Net Earnings                                $2,628             $2,201

     Adjustments to reconcile
     net earnings to net cash
     used in operating activities

          Amortization of
          debt financing costs                       30                135

          Deferred income tax benefit                52               (654)

          Depreciation and amortization           2,732              2,291

          LIFO Expense                              180                250

          Increase in inventories               (18,357)           (20,572)

          Increase in accounts payable            8,283             11,955

          Increase in receivables                (1,279)              (864)

          Decrease (Increase)
          in other current assets                  (669)              (255)

          Increase in accrued taxes
          other than income                         518                977

          Increase (Decrease) in accrued
          salaries and commissions               (1,359)            (1,259)

          (Decrease) in income taxes payable        717               (532)

          Decrease in other liabilities             (21)              (977)

          Net cash used in
          operating activities                   (6,545)            (7,304)

CASH FLOW FROM INVESTING ACTIVITIES

          Capital expenditures                   (9,537)            (6,818)

          Net cash used in
          investing activities                   (9,537)            (6,818)


CASH FLOW FROM FINANCING ACTIVIES

          Decrease in bank overdrafts                 0                (76)

          Increase in revolving loan              5,131             16,281

          Principal payments on
          long term notes                          (636)              (684)

          Principal payments on
          capital leases                           (478)              (472)

          Increase in long term notes             2,826                  0

          Debt issue costs                          (10)              (110)

          Proceeds from stock issuance           10,757                  0

          Net cash provided by
          financing activities                   17,590             14,939


          Net increase in cash                    1,508                817

          Cash at beginning of period               177                  0

               Cash at end of period             $1,685               $817

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

               The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1996 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accurals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interm periods.

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

               The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending
                    October 27, 1996                            4,147,651
                    October 29, 1995                            4,026,838

                    Thirty-nine Weeks Ending
                    October 27, 1996                            4,072,455
                    October 29, 1995                            4,015,598

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)
[CAPTION]

The thirteen weeks ended October 27, 1996 and October 29, 1995 are referred to herein as the third quarter of fiscal 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1997 increased $4,062 or 6.7% to $64,857 compared to $60,795 for the third quarter of fiscal 1996. During the third quarter of fiscal 1997, the Company opened 6 stores and closed one store, resulting in a quarter end total of 175 stores. All of the new store openings were in new non-competitive markets and the store that was closed was in a competitive market. This increased the percentage of stores in non-competitive markets at the end of the quarter to 74%. Net sales for all comparable stores (open the full thirty-nine week period in both fiscal 1997 and fiscal 1996) decreased $2,273 in the third quarter, or 4.0%. The same store sales decrease was primarily attributable to decreases in sales in competitive ALCO markets. The prototype Class 18 stores and the Duckwall variety stores produced decreases of $120 or .7% and $37 or 1.4% respectively.

Net sales for the thirty-nine week period ending October 27, 1996, increased $14,304 or 8.0% to $192,631 compared to $178,327 of the comparable thirty-nine week period of the prior fiscal year. Net sales of comparable stores decreased by $3,965, or 2.4% for the thirty-nine week period ending October 27, 1996 compared to the thirty-nine week period of the prior fiscal year.

Gross margin for the third quarter of fiscal 1997 increased $1,976 or 10.0% to $21,656 compared to $19,680 in the third quarter of fiscal 1996. Gross margin as a percentage of sales was 33.4% for the third quarter of fiscal 1997 compared to 32.4% in the third quarter of fiscal 1996. The improvement in the gross margin percentage was due to a higher markup on purchases and lower shrinkage.

Gross margin for the thirty-nine week period ended October 27, 1996 was $63,618, which was $5,545 or 9.6% higher than last year's thirty-nine week gross margin of $58,073. As a percent of net sales, gross margin for the thirty-nine week period ended October 27, 1996 was 33.0% compared to 32.6% in the thirty-nine week period of the prior fiscal year.

Selling, general and administrative expense increased $1,553 or 9.1% to $18,661 in the third quarter of fiscal 1997 compared to $17,108 in the third quarter of fiscal 1996, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 1997 was 28.8%, compared to 28.1% in the third quarter of fiscal 1996. Store operating expenses decreased on an average per store basis, but as a percent of sales, increased due to the previously discussed comparable store sales decreases. Store closing expenses and insurance expenses also contributed to the .7% increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased $4,127 or 8.3% to $54,119 for the thirty-nine week period ended October 27, 1996 compared to $49,992 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 28.1% for the thirty-nine week period ended October 27, 1996 compared to 28.0% in the comparable thirty-nine week period last year.
The increase in selling, general and administrative expense in fiscal 1997 is primarily due to an increase in the number of stores.

Depreciation and amortization expense increased $149 or 18.8% to $943 in the third quarter of fiscal 1997 compared to $794 in the third quarter of fiscal 1996. The increase is due to additional buildings and equipment associated with the store expansion program.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (continued).

(Dollars in thousands)
[CAPTION]


Income from operations increased $274 or 15.4% to $2,052 in the third quarter of fiscal 1997 compared to $1,778 in the third quarter of fiscal 1996. Income from operations as a percentage of net sales increased to 3.2% in the third quarter of fiscal 1997 compared to 2.9% in the third quarter of fiscal 1996.

Income from operations increased $977 or 16.9% to $6,767 for the thirty-nine week period ended October 27, 1996 compared to $5,790 in the comparable thirty-nine week period of the prior fiscal year.

Interest expense increased $89 or 10.8% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The increase is attributable to higher borrowing levels due to purchases of inventory, buildings and equipment to support the new store openings.

Net earnings for the third quarter of fiscal 1997 were $701, an increase of $109 or 18.4% over the net earnings of $592 for the third quarter of fiscal 1996.

The Company has recorded a tax benefit of $626 in the first two quarters of fiscal 1997 as an increase to additional paid in capital based on utilization of $1,754 of the NOL carry forward arising prior to the 1991 reorganization. No tax benefit was recorded in the third quarter of fiscal 1997, as the full NOL carryover available had been used in the first two quarters of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

At October 27, 1996 working capital (defined as current assets less current liabilities) was $60,980 compared to $47,389 at the end of fiscal 1996.

Cash used by operating activities for the thirty-nine week periods ended October 27, 1996 and October 29, 1995 was $6,545 and $7,304 respectively.

The Company generated cash from financing activities for the thirty-nine week periods ended October 27, 1996 and October 29, 1995 of $17,590 and $14,939, respectively. In fiscal 1997, cash was generated by borrowing under the revolving loan credit facility in the amount of $5,131, new long term notes on certain company fixed assets in the amount of $2,826, and completion of a public offering of stock, net of expenses, in the amount
of $10,757.   Subsequent to the end of the third quarter of fiscal 1997, the company sold additional shares of stock to the underwriters to cover over-allotments, raising an additional $2,311. In fiscal 1996, all of the cash from financing activities was generated by borrowing under the revolving loan credit facility.

Cash used for acquisition of property and equipment for the thirty-nine week periods ended October 27, 1996 and October 29, 1995 totaled $9,537 and $6,818, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1997, principally for store buildings and store and warehouse fixtures and equipment, are $12,578.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

PART II.  OTHER INFORMATION.

     Item 1.  Legal Proceedings
                   No legal proceedings except those covered by insurance occurred during the thirteen week period ended
                   October 27, 1996.

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



DUCKWALL-ALCO STORES, INC.
(Registrant)




Date, December 6, 1996      /s/ Bryan M. DeCordova
                            Bryan M. DeCordova
                            Vice President - Finance
                            Chief Financial Officer

                            Signing on behalf of the
                            registrant and as principal
                            financial officer