Form 10-K
period 1997-03-02
DUCKWALL ALCO STORES INC
filed 1997-04-29
CIK 30302

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended February 2, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to ___________

                         Commission File Number 0-20269

                            DUCKWALL-ALCO STORES, INC.
             (Exact name of registrant as specified in its charter)

         Kansas                                       48-0201080
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

         401 Cottage Street
         Abilene, Kansas                              67410-0129
         (Address of principal executive offices)     (Zip Code)


         Registrant's telephone number including area code: (913) 263-3350

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.0001 per share
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X          No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          [__]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes   X      No ____

     At March 14, 1997, there were 5,089,823 shares of Common Stock outstanding, of which 2,145,364 shares were owned by affiliates.

     Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

History

     Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation at the turn of the century in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO
discount store.   In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size.
As of May 1, 1997, the Company operates 202 retail stores located in the central United States, consisting of 142 ALCO retail discount stores and 60 Duckwall variety stores.

     The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-0129, and its telephone number is (913) 263-3350.

General

     The Company, which was established in 1901, is a regional retailer operating 202 stores in 18 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of merchandise.

     Of the Company's 142 ALCO discount stores, 96 stores are located in communities that do not have another full service discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other competitors in the market. The ALCO discount stores account for 94% of the Company's net sales. While the current ALCO stores average 22,300 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space, which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores ("Class 18 Stores").

     The Company's 60 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 6% of the Company's net sales, average approximately 4,900 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offers the Company the opportunity to serve the needs of a community that would not support a full service retail discount store with a reduced investment per store and a higher return on investment than the Company's average.

     All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.


Business Strategy

The Company believes that its improved operating performance and financial condition over the last five fiscal years is the result of the focused execution of a business strategy that includes the following key components:

  Markets:
    The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another discount retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in the closing of existing stores. Since 1991, the Company has opened 75 ALCO discount stores (with an approximate average size 18,500 square feet of selling space) and 45 Duckwall variety stores. Except for six stores, each of the new
    ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a discount retailer.

<PAGE 2>

  Market Selection:
    The Company has a detailed process that it uses to analyze under-served markets which includes examining factors such as distance from competition, trade area, disposable income and retail sales levels. Markets that are determined to be sizable enough to support an ALCO or a Duckwall store, and that have no direct competition from another discount retailer, are examined closely and eventually selected or passed over by the Company's experienced management team. At the present time, the Company's management has approximately 150 markets that it has identified and is in the site selection and/or procurement process in approximately 17 of those markets.

  Store Expansion:
    The Company's expansion program is designed around the prototype Class 18 Store. This prototype details for each new store plans for shelf space, merchandise presentation, store items to be offered, parking, storage, as well as other store design considerations. The 18,000 square feet of selling space is large enough to permit a full line of the Company's merchandise, while minimizing capital expenditures, required labor costs and general overhead costs. The Company expects to incur total costs of approximately $1.25 million for a new Class 18 discount store (inclusive of store construction, store fixtures, equipment, inventory and pre-opening costs). The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed. The Company's expansion strategy for its Duckwall variety stores is based on opportunities presented to the Company in and by smaller communities where there is a need and where existing premises are available for lease with a relatively low cost and which provide the Company with limited exposure.

  Technology:
    The Company is continually improving its management information technologies to reduce costs, improve customer service, and enhance general business planning. The Company's accounting and information systems, merchandise planning, and inventory planning systems have recently been enhanced and are in the process of being implemented.
    In 1996 the Company began an eighteen month, $2.3 million project to update the back office equipment and software being used at the ALCO stores for sales processing. The Company expects this project to extend the life of the current point-of-sale equipment, as well as improve efficiencies in training and operations. This project is expected to be completed in fiscal 1998. In conjunction with the project, the discount stores will receive radio frequency hand held devices to allow for additional efficiencies in processing inventory receipts and counts.

  Advertising and Promotion:
    The Company utilizes full-color photography advertising circulars of 8 to 20 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate. These circulars are distributed approximately 40 times per year in ALCO markets, with two additional circulars for the larger stores. In its Duckwall markets, the Company advertises approximately 13 times a year during seasonal promotions.
    The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing.

  Store Environment:
    The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.


Store Development

     The Company plans to open at least 25 ALCO stores and 15 Duckwall stores during fiscal year 1998, and a minimum of 16 ALCO stores and 15 Duckwall stores during each of the fiscal years 1999 and 2000.

     The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. Since fiscal 1994, the Company has opened a total of 53 ALCO stores with an average selling area of approximately 18,500 square feet, and 34 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:

                                                                       Year-to-Date
                     1995              1996              1997              1998

                 ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL
Stores Opened      10         9      13         8      15        15      15         2
Stores Closed       2         0       2         1       1         0       0         0
Net New Stores      8         9      11         7      14        15      15         2

<PAGE 3>

       The Company intends to utilize the 18,000 square foot store profile for new ALCO store openings. Currently, the Company owns 22 and leases 120 ALCO store locations, and leases all of the Duckwall locations. The Company's present intention is to own some newly constructed ALCO stores and intends to lease all new Duckwall stores.

       Before entering a new market with an ALCO store, the Company analyzes available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market as part of a screening process. The process involves an objective review of selection criteria including, among other factors, distance and drive time to discount retail competitors, demographics, retail sales levels, existence and stability of major employers, location of county government and distance from the Company's warehouse. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site. There are currently approximately 150 communities known by the Company to have met the Company's market selection process. The Company is in the site selection and/or procurement process in approximately 17 of those markets, each of which has been approved by the Company for a new ALCO location. The Company performs a similar site selection process with new Duckwall stores. However, the process is condensed given the low opening and closing costs of a Duckwall location.

       The estimated investment to open a new Class 18 Store is approximately $1.25 million for the land, building, equipment, inventory and pre-opening costs.

Store Environment and Merchandising

       The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores' available square footage. Corporate merchandising direction is provided to each ALCO and Duckwall store to ensure a consistent company-wide store presentation. To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company's customer profile: primary, secondary, and convenience. The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration. The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers. The convenience core consists of categories of merchandise for which ALCO will maintain convenient, but limited, assortments, focusing on key items that are in keeping with customers' expectations for a discount store. Secondary and convenience cores include merchandise that the Company feels is important to carry as the target customer expects to find them within a discount store and they ensure a high level of customer traffic. The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.


Purchasing

       Procurement and merchandising of products is directed by the Company's General Merchandise Manager who reports to the Company's President. The General Merchandise Manager is supported by a staff of four divisional merchandise managers who are each responsible for specific product categories. The Company employs 22 merchandise buyers and one assistant buyer who each report to a divisional merchandise manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

       The Company purchases its merchandise from approximately 2,250 suppliers. The Company does not utilize long-term supply contracts. No single supplier accounted for more than 3% of the Company's total purchases in fiscal 1997 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.


Pricing

       Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, despite the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. Promotions on various items are offered approximately 40 times a year through advertising circulars, with two additional circulars for the larger stores. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

<PAGE 4>

Distribution and Transportation

       The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 142 ALCO discount stores and 60 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. This distribution center ships to each of the Company's stores once a week through its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") as well as through irregular route common carriers. The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

       The Subsidiary acts as a contract carrier for the Company in transporting goods to and from its stores. The Subsidiary leases and uses five tractors and 24 trailers for such deliveries.


Management Information Systems

       Commencing in fiscal 1989, the Company committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning.

       In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's discount stores have point-of-sale computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. In 1996 the Company began an eighteen month, $2.3 million project to update the back office equipment and software being used at the ALCO stores for sales processing. The Company expects this project to extend the life of the point- of-sale equipment currently being used, as well as improve efficiencies in training and operations. This project is expected to be completed in fiscal 1998. In conjunction with the project, the discount stores will receive radio frequency hand held devices to allow for additional efficiencies in processing inventory receipts and counts.

       Approximately 550 of the Company's merchandise suppliers currently participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. When fully implemented, EDI will permit these and additional vendors to transmit advance shipment notices to the Company and receive sales history from the Company.

<PAGE 5>

Store Locations

       As of May 1, 1997, the Company operated 142 ALCO stores in 17 states located in smaller communities in the central United States. Of the ALCO stores, 22 are owned and 120 are operated under real estate leases. The ALCO stores average approximately 22,300 square feet of selling space, with an additional 4,800 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 60 Duckwall stores in eight states, all of which are leased. The geographic distribution of the Company's stores is as follows:

  Store Locations (202)

	ALCO Stores (142)
ARIZONA (3)          IOWA (10)            NEBRASKA (17)        OKLAHOMA (7)
  Springerville        Atlantic             Beatrice             Fairview
  Holbrook             Cherokee             McCook               Cordell
  Taylor               Perry                Fremont              Watonga
                       Estherville          Norfolk              Cherokee
ARKANSAS (6)           Knoxville            Alliance             Pawhuska
  Russellville         Vinton               Sidney               Wilburton
  Harrison             West Union           North Platte         Frederick
  Hot Springs          Garner               Nebraska City
  DeWitt               Clarinda             Ogallala           SOUTH DAKOTA (8)
  Conway               Emmetsburg           O'Neill              Lead
  Hardy                                     Valentine            Milbank
                     KANSAS (24)            Gordon               Webster
COLORADO (6)           Abilene              West Point           Canton
  Fort Morgan          Salina               Cozad                Sisseton
  Commerce City        Concordia            Gering               Redfield
  Canon City           Garden City          Ord                  Chamberlain
  Burlington           Hays                 Albion               Wagner
  Yuma                 Larned
  Wray                 Pratt              NEW MEXICO (7)       TEXAS (20)
                       Goodland             Roswell              Pampa
ILLINOIS (7)           Manhattan            Portales             Dalhart
  Havana               Newton               Grants               Perryton
  Shelbyville          Hutchinson           Belen                Monahans
  Newton               Junction City        Tucumcari            Andrews
  Gibson City          So. Hutchinson       Lovington            Kermit
  Nashville            Medicine Lodge       Bloomfield           Spearman
  Virden               Kingman                                   Vernon
  Red Bud              Lyons              NORTH DAKOTA (7)       Littlefield
                       Fredonia             Carrington           Winnsboro
INDIANA (10)           Beloit               Rolla                Dimmitt
  Cambridge City       Eureka               Langdon              Cameron
  Brookville           Sabetha              Oakes                Alpine
  Hartford City        Hillsboro            Lisbon               Tulia
  Ligonier             Phillipsburg         Mayville             Muleshoe
  Nappanee             Ellsworth            Grafton              Clifton
  Knox                 Anthony                                   Coleman
  Tipton                                  OHIO (4)               Slaton
  New Castle           MINNESOTA (2)        New Bremen           Canadian
  Demotte              Spring Valley        Paulding             Mt. Vernon
  Versailles           Caledonia            Wapakoneta
                                            Delphos            WYOMING (3)
                                                                 Lander
                                          UTAH (1)               Rawlins
                                            Roosevelt            Diamondville

<PAGE 6>

Duckwall Stores (60)

ARKANSAS (1)         KANSAS (37)          KANSAS (continued)   MISSOURI (1)
  Little Rock          Belleville           Osage City           Salisbury
                       Lincoln              Clearwater
COLORADO (6)           Council Grove        Osborne            NEBRASKA (4)
  Brush                Wamego               Ness City            Geneva
  Springfield          Marion               Elkhart              Chappel
  Walsenburg           Scott City           Minneapolis          Kimball
  Las Animas           Horton               Washington           Neligh
  Rocky Ford           Ulysses              Meade
  Akron                Hugoton              Sterling           OKLAHOMA (8)
                       WaKeeney             Caldwell             Beaver
IOWA (2)               Greensburg           Stafford             Shattuck
  Manning              St. John             Pleasanton           Hooker
  Villisca             Cottonwood Falls     Coldwater            Seiling
                       Oberlin              Hill City            Wewoka
                       Plainville           Atwood               Enid
                       Sedan                Leoti                Okeene
                       Hoisington           Kinsley              Canton
                       Johnson              Herington
                       LaCrosse                                TEXAS (1)
                                                                 Spur


Competition

       While the discount retail business in general is highly competitive, the Company's business strategy is to locate its ALCO discount stores in smaller markets where there is no direct competition with larger national or regional retail discount chains, and where it is believed no such competition is likely to develop. Accordingly, the Company's primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at discount prices in a primary trade area population under 16,000 that does not have a large national or regional discount store. The Company believes that trade area size is a significant deterrent to larger national and regional discount chains. Duckwall variety stores, being located in very small markets, face limited competition and, like the ALCO stores, emphasize the convenience of location to the primary customer base.

       In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national retail discount stores in 32 of its ALCO markets, and another 14 ALCO stores are in direct competition with regional discount stores. Of the last 90 ALCO stores opened, only six are in direct competition with a national or regional discount retailer. The competing regional and national discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are extremely price competitive in some lines of merchandise. Where there are no discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers and manufacturers outlets. The Company has experienced no direct competition from national or regional discount retailers in any of the 80 Class 18 markets in which it has opened a store.

Employees

       As of April 1, 1997, the Company employed approximately 4,400 people, of whom approximately 400 were employed in the general office or distribution center in Abilene, 3,650 in the ALCO stores and 350 in the Duckwall stores. Approximately 3,000 additional employees are hired on a seasonal basis, most of whom are sales personnel. No labor organization is the collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.

<PAGE 7>

ITEM 2.	PROPERTIES.

       The Company's facilities in Abilene, Kansas consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

       The Company owns the general office and leases the Distribution Center under the terms of a lease that was entered into with the City of Abilene, Kansas in connection with the issuance of certain industrial revenue bonds issued by the City. Rental payments are required under the lease in such amounts and at such times as are sufficient to pay the principal and interest becoming due on the bonds. The Company has an option to purchase the facility for a nominal amount upon the payment in full of the bonds. See Note 4 of Notes to Consolidated Financial Statements.

       Twenty-two of the ALCO stores operate in buildings owned by the Company. The remainder of the ALCO stores and all of the Duckwall stores operate in leased properties. Such ALCO leases expire as follows: approximately 208,690 square feet (5.5%) expire between May 1, 1997 and January 31, 1998; approximately 508,382 square feet (12.4%) expire between February 1, 1998 and January 31, 1999; and approximately 309,187 square feet (8.1%) expire between February 1, 1999 and January 31, 2000. The remainder expire through 2014. All Duckwall store leases have terms of five years or less, and many are on a month- to-month or year-to-year tenancy. The Company has options to renew substantially all of the expiring leases on terms the Company considers an acceptable basis.

<PAGE 8>

ITEM 3.        LEGAL PROCEEDINGS.

       The Company has been a party to various legal proceedings which have been reported in this Item 3 of Form 10-K for certain prior fiscal years. The Company's legal proceedings have been resolved sufficiently to render outstanding matters immaterial for purposes of disclosure pursuant to this
  Item 3.


ITEM 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 2, 1997.


ITEM 4A. 	EXECUTIVE OFFICERS OF THE COMPANY.

       The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of May 1, 1997. (1)

   Name                            Age     Position
   Glen L. Shank                    52     Chairman of the Board and President
   James E. Schoenbeck              53     Vice President -
                                           Operations and Advertising
   James R. Fennema                 46     Vice President - Merchandise
   Charles E. Bogan                 61     Vice President,
                                           Secretary and General Counsel
__________

       (1) On March 21, 1997, Bryan M. DeCordova resigned as Vice President - Finance, Treasurer, and Chief Financial Officer. As of this date, the position has not been filled.

       Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

       Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988,
  Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company. Mr. Shank has approximately 30 years of experience in the retail industry.

       James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 23 years of experience in the retail industry.

        James R. Fennema has served as Vice President-Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States. For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer. Mr. Fennema has approximately 24 years of experience in the retail industry.

       Charles E. Bogan has been the Secretary of the Company since 1972. He has served as Vice President and General Counsel since 1984, and was Secretary and a member of the Board of Directors during the period from 1972 to 1985. Prior to becoming Duckwall-ALCO's General Counsel, he served as a partner in private practice with the law firm of Bogan & Johnson, beginning in 1970.

<PAGE 9>

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

       The Common Stock of the Company is quoted on the Nasdaq National Market under the symbol "Duck." The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 1997 and 1996 and for the fourth quarter of fiscal 1995, (the only full quarter period during that fiscal year for which the Common Stock was so quoted).


       Fiscal 1995                               High             Low
       -------------------------          -----------      ----------
         Fourth quarter                       $  9.75         $  9.00

       Fiscal 1996
       -------------------------
         First quarter                        $  9.75         $  8.75
         Second quarter                         10.75            8.75
         Third quarter                          11.88           10.38
         Fourth quarter                         11.25            9.50

        Fiscal 1997
        ------------------------
          First quarter                        $11.63         $  8.75
          Second quarter                        15.50           12.88
          Third quarter                         14.50           12.25
          Fourth quarter                        16.75           12.25


       As of April 4, 1997, there were approximately 1,388 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last two fiscal years, and is currently prohibited from paying such dividends by the terms of the Second Amended and Restated Loan Agreement dated as of October 18, 1995, among the Company, BA Business Credit, Inc., and Transamerica Business Credit Corporation.

  <PAGE 10>

  ITEM 6.        SELECTED FINANCIAL DATA.


  SELECTED CONSOLIDATED FINANCIAL DATA
  (dollars in thousands, except per share and store data)

       The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years under the captions Statements of Operations Data and Balance Sheet Data have been derived from the audited consolidated financial statements of the Company. These data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements, related notes, and other financial information included herein.

                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------
                                      February 2,     January 28,     January 29,     January 30,     January 31,
                                             1997            1996            1995            1994            1993
                                      -----------     -----------     -----------     -----------     -----------
Statements of Operations Data
  Net Sales                              $278,819        $256,454        $242,144        $225,903        $217,236
  Cost of Sales                           186,531         173,296         163,180         154,217         148,834
  Gross Margin                             92,288          83,158          78,964          71,686          68,402
  Selling, general
    and administrative
    expenses                               75,630          69,018          65,477          59,432          57,086
  Depreciation and amortization             3,773           3,093           3,280           3,950           4,278
  Income from operations                   12,885          11,047          10,207           8,304           7,038
  Interest expense                          3,033           2,958           3,390           4,091           4,284
  Other expense, net                            0            (185)            156             823             503
  Earnings before income taxes              9,852           8,274           6,661           3,390           2,251
  Income tax expense                        3,794           3,144           2,531           1,130             692
  Net earnings                             $6,058          $5,130          $4,130          $2,260          $1,559

  Historical Per Share Information:
    Earnings per common and
      common equivalent share (1)           $1.40           $1.28           $1.51            $.80            $.57
    Weighted average shares
      outstanding (2)                   4,339,822       4,014,351       2,737,620       2,006,250       2,006,250

  Pro Forma Per Share Information (3):
    Earnings per common and
      common equivalent share                                                                $.96            $.66
    Weighted average shares
      outstanding (2)                                                                   2,356,250       2,356,250

Operating Data
  Stores open at year-end                     185             156             138             121             110
  Stores in non-competitive markets
    at year-end (4)                           137             110              91              72              57
  Percentage of total stores in
    non-competitive markets (4)              74.1%           70.5%           65.9%           59.5%           51.8%
  Net sales of stores
    in non-competitive markets (4)       $177,939        $151,733        $132,743        $112,590         $96,243
  Percentage of net sales
    from stores in
    non-competitive markets (4)              63.8%           59.2%           54.8%           49.8%           44.3%
  Comparable store sales for
   all stores (5)                           (2.9%)           (3.2%)           1.1%              -             (.3%)
  Comparable store sales for stores
    in non-competitive markets (4)(5)       (1.3%)           (1.0%)           2.7%            4.0%            2.7%

Balance Sheet Data
  Total assets                           $132,808        $107,723         $92,202         $84,282         $81,326
  Total debt (includes capital
    lease obligation and
    current maturities)                    26,285          24,551          16,805          30,244          32,157
  Redeemable common stock purchase
     warrant                                    0               0               0           2,303           1,658
  Stockholders' equity                     72,825          53,061          47,100          26,553          23,281

<PAGE 11>


  (1) Earnings per common and common equivalent share for fiscal 1994 and 1993 includes the dilutive effect of accretion in the carrying value of the redeemable common stock purchase warrant of $645 and $408, respectively.

  (2) Weighted average common shares outstanding includes the dilutive effect of options to purchase common stock granted by the Company as discussed in Note 1(i) of Notes to Consolidated Financial Statements.

  (3) Adjusted to reflect the issuance of the shares pursuant to the exercise of the warrant discussed in Note 10 of Notes to Consolidated Financial Statements.

  (4) "Non-competitive" markets refer to those markets where there is not a national or regional discount store located in the primary market served by the Company. The Company's stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 "Business -Competition."

  (5) Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.

<PAGE 12>

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

       EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO , THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

       Reference is hereby made to the description of the Company's business appearing in Item 1.

       The Company's fiscal year ends on the Sunday closest to January 31. Fiscal 1997 consisted of 53 weeks, and fiscal 1996 and 1995 each consisted of 52 weeks.

       As used below, the term "competitive market" refers to any market in which there is one or more national or regional discount stores located in the primary market served by the Company. The term "non-competitive market" refers to any market in which there is no national or regional discount store located in the primary market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources. See Item 1.

  Results of Operations

       The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                          Fiscal Year Ended
                                              _______________________________________
                                              February 2,   January 28,   January 29,
                                                     1997          1996          1995
--------------------------------------------- -----------   -----------   -----------
Net sales....................................       100.0%        100.0%        100.0%
Cost of sales................................        66.9          67.6          67.4
Gross margin.................................        33.1          32.4          32.6
Selling, general and administrative expenses.        27.1          26.9          27.0
Depreciation and amortization................         1.4           1.2           1.4
Total operating expenses.....................        28.5          28.1          28.4
Income from operations.......................         4.6           4.3           4.2
Interest expense.............................         1.1           1.2           1.4
Other expense, net...........................          .0           (.1)           .0
Earnings before income taxes.................         3.5           3.2           2.8
Income tax expense...........................         1.3           1.2           1.1
Net earnings.................................         2.2%          2.0%          1.7%


Fiscal 1997 Compared to Fiscal 1996

       Net sales for fiscal 1997 increased $22.3 million or 8.7% to $278.8 million compared to $256.5 million for fiscal 1996. During fiscal 1997, the Company opened 30 stores, 27 of which were in new non-competitive markets, and closed one store (which was in competitive market), resulting in a net increase of 29 stores, and a year end total of 185 stores. Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 1997 and 1996 (comparable stores), as adjusted to a comparable 52 week year, decreased by $6.8 million or 2.9% in fiscal 1997 compared to fiscal 1996. The bulk of this decrease, $5.1 million, occurred in stores in competitive markets, while the prototype Class 18 Stores produced a $67,000 decrease, or .1% of sales and the Duckwall variety stores produced an decrease of $20,000 or .2% of sales. Net sales for all comparable stores in non-competitive markets decreased by $1.7 million or 1.3%, in fiscal 1997 compared to fiscal 1996. The elimination of five major promotional circulars, as well as the fact that the Christmas selling season was one week shorter than the prior year were the major factors in the reduction of same store sales.

       Gross margin for fiscal 1997 increased $9.1 million or 11.0% to $92.3 million compared to $83.2 million in fiscal 1996. As a percentage of net sales, gross margin increased .7% to 33.1% in fiscal 1997 from 32.4% in fiscal 1996. The increase was a result of lower promotional markdowns (due to the elimination of the five promotional circulars) and higher initial markons on purchases in fiscal 1997, compared to fiscal 1996. The Company anticipates that gross margin as a percentage of net sales should continue to improve in future periods as the new stores opened in non-competitive markets contribute an increasing percentage of total sales. This improvement should occur because stores in non-competitive markets have a higher gross margin percentage (due to a lower percentage of net sales at promotional pricing and with a lower promotional markdown rate), than the average of all stores (including those stores in competitive markets), and because the Company expects to continue to focus its store expansion in additional non-competitive markets.

<PAGE 13>

       Selling, general and administrative expenses increased $6.6 million or 9.6% to $75.6 million in fiscal 1997 compared to $69.0 million in fiscal 1996, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses increased to 27.1% in fiscal 1997 from 26.9% in fiscal 1996.

       Income from operations increased $1.8 million, or 16.6% to $12.9 million in fiscal 1997 compared to $11.0 million in fiscal 1996. Income from operations as a percentage of net sales increased to 4.6% in fiscal 1997 from 4.3% in fiscal 1996.

       Interest expense increased $75,000 or 2.5% in fiscal 1997 compared to fiscal 1996. The increase results from higher borrowing levels to fund the purchases of merchandise, fixtures, and owned store buildings for the store expansion program.

       Other expense, net, was zero in fiscal 1997, compared to a $185,000 one time gain in fiscal 1996 on termination of a store lease.

       Income taxes were $3.8 million in fiscal 1997 compared to $3.1 million in fiscal 1996. The Company's effective tax rate was 38% in both fiscal years.

       Net earnings for fiscal 1997 increased by $928,000 or 18.1% to $6.1 million compared to $5.1 million in fiscal 1996.


Fiscal 1996 Compared to Fiscal 1995

       Net sales for fiscal 1996 increased $14.3 million or 5.9% to $256.5 million compared to $242.1 million for fiscal 1995. During fiscal 1996, the Company opened 19 stores in new non-competitive markets, relocated two stores within existing non- competitive markets and closed one store (which was in competitive market), resulting in a net increase of 18 stores, and a year end total of 156 stores. Substantially all of the increase in net sales was due to new stores opened in non-competitive markets over the last two fiscal years. Net sales for all stores open the full year in both fiscal 1996 and 1995 (comparable stores) decreased by $7.3 million or 3.2% in fiscal 1996 compared to fiscal 1995. The bulk of this decrease, $6.1 million, occurred in stores in competitive markets, while the prototype Class 18 stores produced a $186,000 increase, or .3% of sales and the Duckwall variety stores produced an increase of $222,000 or 2.8% of sales. Net sales for all comparable stores in non-competitive markets decreased by $1.2 million or 1.0%, in fiscal 1996 compared to fiscal 1995. Management believes that the unseasonably cool and wet weather of the first two quarters and the poor national retailing climate of the second two quarters of fiscal 1996 had adverse effects on same stores sales.

       Gross margin for fiscal 1996 increased $4.2 million or 5.3% to $83.2 million compared to $79.0 million in fiscal 1995. As a percentage of net sales, gross margin decreased to 32.4% in fiscal 1996 from 32.6% in fiscal 1995. The decrease was a result of higher promotional markdowns and less LIFO income, partially offset by higher initial markons on purchases in fiscal 1996, compared to fiscal 1995. Management believes the decrease in the fiscal 1996 margin rate is an anomaly, driven by a temporary change in sales mix toward lower margin and promotional products. The Company anticipates that the mix will normalize and that gross margin as a percentage of net sales should improve in future periods as the new stores opened in non-competitive markets contribute an increasing percentage of total sales. This improvement should occur because stores in non-competitive markets have a higher gross margin percentage (due to a lower percentage of net sales at promotional pricing and with a lower promotional markdown rate), than the average of all stores (including those stores in competitive markets), and because the Company expects to continue to focus its store expansion in additional non-competitive markets. Management does not anticipate LIFO income to be a general trend for future periods, in as much as there is a general expectation for moderate inflation in the cost of merchandise, a factor that generally yields LIFO expense.

       Selling, general and administrative expenses increased $3.5 million or 5.4% to $69.0 million in fiscal 1996 compared to $65.5 million in fiscal 1995, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses decreased to 26.9% in fiscal 1996 from 27.0% in fiscal 1995.

       Income from operations increased $840,000 or 8.2% to $11.0 million in fiscal 1996 compared to $10.2 million in fiscal 1995. Income from operations as a percentage of net sales increased to 4.3% in fiscal 1996 from 4.2% in fiscal 1995. Management anticipates that income from operations as a percentage of net sales should continue to show an increase in future periods because of improvements in the gross margin rate and a decrease in general and administrative expenses (as a percentage of net sales).

       Interest expense decreased $432,000 or 12.7% in fiscal 1996 compared to fiscal 1995. The decrease results from lower borrowing levels due to the funds generated from the initial public offering in November 1994.

       Other expense, net is comprised of a $185,000 one time gain in fiscal 1996 on termination of a store lease, while the $156,000 expense in fiscal 1995 consists primarily of losses associated with closing non-performing stores in competitive markets.

<PAGE 14>

       Income taxes were $3.1 million in fiscal 1996 compared to $2.5 million in fiscal 1995. The Company's effective tax rate was 38% in both fiscal years.

       Net earnings for fiscal 1995 increased by $1.0 million or 24.2% to $5.1 million compared to $4.1 million in fiscal 1995.

Seasonality and Quarterly Results

       The following table, which is unaudited, sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 1995, 1996, and 1997.

                                 First         Second          Third         Fourth
                               Quarter        Quarter        Quarter        Quarter
                                                 (dollars in millions)
--------------------------  ----------     ----------     ----------     ----------
Fiscal 1995
  Net sales                      $53.4          $58.7          $56.5          $73.5
  Gross margin                    17.0           18.9           18.5           24.6
  Income from operations           1.4            1.8            1.3            5.7
  Net earnings                      .4             .6             .2            2.9


Fiscal 1996
  Net sales                      $55.0          $62.6          $60.8          $78.1
  Gross margin                    18.2           20.2           19.7           25.1
  Income from operations           1.6            2.4            1.8            5.2
  Net earnings                      .6            1.0             .6            2.9


Fiscal 1997
  Net sales                      $59.3          $68.4          $64.9          $86.2
  Gross margin                    19.6           22.3           21.7           28.7
  Income from operations           1.8            2.9            2.1            6.1
  Net earnings                      .7            1.2             .7            3.5


       The Company's business is subject to seasonal fluctuations. The Company's highest sales levels occur in the fourth quarter of its fiscal year which include the holiday selling season. The Company's results of operations in any one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full fiscal year.

       The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of net sales contributed by new stores and the integration of the new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can, therefore, significantly affect the quarterly results of operations.


Inflation

       Management does not believe that its operations have been materially affected by inflation over the past few years. The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions. Congress recently enacted The Small Business Job Protection Act of 1996 ("the Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act will increase the Company's payroll expense. The Company intends to offset this increase in expense through the implementation of measures, including, but not limited to, reducing employee hours and increasing gross margins.


Liquidity and Capital Resources

       At the end of fiscal 1997, working capital (defined as current assets less current liabilities) was $60.4 million compared to $47.4 million at the end of fiscal 1996 and $39.0 million at the end of fiscal 1995.

       The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. Additionally, the Company sold 1.089 million shares of its common stock to the public, primarily in the third quarter of fiscal 1997, generating net proceeds to the Company of $13.1 million, and also sold 1.650 million shares of its common stock to the public in the fourth quarter of fiscal 1995, generating net proceeds to the Company of $13.2 million. The purpose of the offerings was to fund store expansion. The funds were used to pay down temporarily the revolving credit facility, pending the investment of the funds in new stores.

<PAGE 15>

       Cash provided by operating activities aggregated $4.2 million, $.9 million, and $4.3 million in fiscal 1997, 1996 and 1995, respectively. The increase in cash provided in fiscal 1997 relative to fiscal 1996 resulted primarily from an increase in income taxes payable, as well as additional depreciation and LIFO expense. The decrease in cash provided in fiscal 1996 relative to fiscal 1995 resulted primarily from an $8.8 million increase in inventories (for new stores) with only a $2.4 million increase in accounts payable.

       The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling periods and to meet other short-term cash requirements. The revolving loan credit facility, which provides up to $35.0 million of financing in the form of notes payable and letters of credit, was executed in February 1993 and amended and extended in October 1995 to expire in February 1999. The Company anticipates being able to renew or replace this facility at the end of its extended term. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

       In fiscal 1997, the Company made net cash borrowings against its revolving credit facility of $80,000, incurred $3.1 million of new long term debt, and made cash payments of $1.5 million to reduce its long-term debt and capital lease obligations. In fiscal 1996 and 1995, the Company has made net cash borrowings of $8.3 million and net cash payments of $14.4 million, respectively, to reduce its long-term debt and capital lease obligations. The fiscal 1997 and 1995 cash payments included the temporary use of the proceeds from the public offerings. The Company incurred new noncash capital lease obligations in fiscal 1995 aggregating $1.0 million, and executed operating leases for 63 additional stores during the three year period ending in fiscal 1997. The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 30 new stores were opened in fiscal 1997 and 40 new stores are scheduled to be opened in fiscal 1998. After the $13.1 million in net proceeds from the October 15, 1996 secondary public offering is fully invested in the store expansion process, capital in the form of lease or debt financing must be obtained to continue the expansion. Based upon its experience over the last three years, the Company believes that it can obtain sufficient commitments for such financing.

       Cash used for acquisition of property and equipment in fiscal 1997, 1996 and 1995 totaled $11.6 million, $8.8 million and $4.0 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 1998, principally for store buildings and fixtures, are $13.1 million.


              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
                         FINANCIAL CONDITION OR BUSINESS

       In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Expansion Plans

       The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 40 stores in the current fiscal year and approximately 30 stores in fiscal 1999 and 2000, respectively. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control. These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations.
  There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

Competition

       The Company's strategy is to locate its ALCO stores in smaller retail markets where there is no competing discount retail store within the primary trade area and where the Company believes the opening of a store would significantly reduce the likelihood of such a competitor entering the market. No assurance can be given, however, that competition will not emerge in such markets which, if developed, could seriously reduce the prospect of a profitable store in such market. In those markets in which the Company has direct competition, it often competes with national or regional discount stores which often have substantially greater financial and other resources than the Company.

<PAGE 16>


Government Regulation

       The Company is subject to numerous federal, state and local government laws and regulations, including those relating to the development, construction and operation of the Company's stores. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, laws and regulations relating to overtime, working and safety conditions, and citizenship requirements. Material increases in the cost of compliance with any applicable law or regulation and similar matters could materially and adversely affect the Company.

       Congress recently enacted The Small Business Job Protection Act of 1996 (the "Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act will increase the Company's payroll expense. The Company intends to offset this increase in expense through the implementation of measures, including, but not limited to, reducing employee hours and increasing gross margins (through increased prices and reduced costs). If these measures are not successful, the higher minimum wage could materially and adversely affect the Company.


Control by Significant Stockholder

       Kansas Public Employees Retirement System ("KPERS") is a principal stockholder of the Company, beneficially owning approximately 20% of the outstanding shares of Common Stock of the Company. Accordingly, KPERS continues to have the ability to exercise significant influence over the business and affairs of the Company.


Quarterly Fluctuations

       Quarterly results of operations have historically fluctuated as a result of retail consumers' purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.


Economic Conditions

       Similar to other retail businesses, the Company's operations may be affected adversely by general economic conditions and events which result in reduced consumer spending in the markets served by it stores. Also, smaller communities where the Company's stores are located may be dependent upon a few large employers or may be significantly affected by economic conditions in the industry upon which the community relies for its economic viability, such as the agricultural industry. This may make the Company's stores more vulnerable to a downturn in a particular segment of the economy than the Company's competitors, which operate in markets which are larger metropolitan areas where the local economy is more diverse.


Dependence on Officers

       The development of the Company's business has been largely dependent on the efforts of its current management team headed by Glen L. Shank and eight other officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.


No Recent Dividend Payments; Restrictions on Payment of Dividends

       The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock. The Company's current revolving loan credit facility prohibits the payment of dividends.


Impact of new Accounting Pronouncement

       The financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock option) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of Statement 128 will not have a material effect on its consolidated financial statements.


<PAGE 17>

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



                                                                    Page
  DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

  Independent Auditors' Report ............................           19

  Financial Statements:

       Consolidated Balance Sheets --
            February 2, 1997 and January 28, 1996 .........           20

       Consolidated Statements of Operations --
            Fiscal Years Ended February 2, 1997,
            January 28, 1996, and January 29, 1995 ........           22

       Consolidated Statements of Stockholders'
            Equity --
                 Fiscal Years Ended February 2, 1997,
                 January 28, 1996, and January 29, 1995 ...           23

       Consolidated Statements of Cash Flows --
            Fiscal Years
                 Ended February 2, 1997, January 28, 1996,
                 and January 29, 1995 .....................           24

       Notes to Consolidated Financial Statements .........           26



  Financial Statement Schedules:

       No financial statement schedules are included as they are not applicable to the Company.


<PAGE 18>


INDEPENDENT AUDITORS' REPORT



  The Board of Directors and Stockholders
  Duckwall-ALCO Stores, Inc.:


       We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiary as of February 2, 1997 and January 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 2, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiary as of February 2, 1997 and January 28, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 1997, in conformity with generally accepted accounting principles.


         /s/KPMG Peat Marwick LLP


            Wichita, Kansas
            March 18, 1997

<PAGE 19>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in Thousands)

February 2, 1997 and January 28, 1996

                                            February              January
Assets                                       2, 1997             28, 1996
Current assets:
  Cash and cash equivalents                $   7,538                  177
  Receivables (note 3)                         3,160                2,545
  Inventories (notes 2 and 3)                 80,359               71,635
  Prepaid expenses                             1,785                1,251

    Total current assets                      92,842               75,608

Property and equipment, at cost (note 3)
    Land                                       2,658                2,297
    Buildings                                 20,991               16,867
    Furniture, fixtures and equipment         26,215               22,354
    Transportation equipment                   1,688                1,473
    Leasehold improvements                     4,623                3,164
    Construction work in progress              2,931                1,389
      Total property and equipment            59,106               47,544
     Less accumulated
      depreciation and amortization           26,527               23,676

        Net property and equipment            32,579               23,868

  Property under capital leases (note 5)      20,407               20,541
      Less accumulated amortization           13,100               12,404

        Net property under capital leases      7,307                8,137

  Debt financing costs                            80                  110

                                           $ 132,808              107,723


See accompanying notes to consolidated financial statements.

<PAGE 20>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Balance Sheets, Continued
(Dollars in Thousands)

February 2, 1997 and January 28, 1996


                                            February              January
Liabilities and Stockholders' Equity         2, 1997             28, 1996
Current liabilities:
  Current maturities of
    long-term debt (note 3)                $   1,242                  545
  Current maturities of
    capital lease obligations (note 5)           607                  637
  Accounts payable                            17,127               16,335
  Income taxes payable                         2,345                  820
  Accrued salaries and commissions             3,876                3,614
  Accrued taxes other than income              2,929                2,203
  Other current liabilities                    1,670                1,598
  Deferred income taxes (note 6)               2,612                2,467

    Total current liabilities                 32,408               28,219

  Notes payable under revolving loan
    credit facility (note 3)                  12,095               12,015
  Long-term debt, less
    current maturities (note 3)                3,193                1,599
  Capital lease obligations,
    less current maturities (note 5)           9,148                9,755
  Other noncurrent liabilities                   793                  745
  Deferred income taxes (note 6)               2,346                2,329

      Total liabilities                       59,983               54,662


Stockholders' equity (notes 4, 8 and 9):

  Common stock, $.0001 par value,
    authorized 20,000,000 shares in
    1997 and 1996; issued and outstanding
    5,089,823 and 3,999,510 shares
    in 1997 and 1996, respectively                 1                    1

  Additional paid-in capital,
    net of $3,586 accumulated
    deficit eliminated on June 2, 1991        54,396               40,690

  Retained earnings since June 2, 1991        18,428               12,370

      Total stockholders' equity              72,825               53,061

Commitments (note 5)

                                           $ 132,808              107,723


See accompanying notes to consolidated financial statements.

<PAGE 21>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)

Fiscal Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

                                            February              January              January
                                             2, 1997             28, 1996             29, 1995
--------------------------------------    ----------           ----------           ----------
Net sales                                 $  278,819              256,454              242,144
Cost of sales                                186,531              173,296              163,180

    Gross margin                              92,288               83,158               78,964

Selling, general
  and administrative (notes 4 and 5)          75,630               69,018               65,477
Depreciation and amortization                  3,773                3,093                3,280

    Total operating expenses                  79,403               72,111               68,757

    Income from operations                    12,885               11,047               10,207

Interest expense (notes 3 and 5)               3,033                2,958                3,390

Other expense:
    Store closing expense                          -                    -                  156
    Other expense (income)                         -                 (185)                   -

        Earnings
        before income taxes (note 2)           9,852                8,274                6,661

Income tax expense (note 6)                    3,794                3,144                2,531

            Net earnings                       6,058                5,130                4,130

Accretion in carrying value of
  redeemable common
  stock purchase warrant (note 8)                  -                    -                  288

            Net earnings
            applicable to common stock    $    6,058                5,130                3,842

Earnings per common and
  common equivalent share
  (note 1(i))                             $     1.40                 1.28                 1.51



See accompanying notes to consolidated financial statements.

<PAGE 22>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands)

Fiscal Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

                                                                                      Retained
                                                                                      Earnings
                                                               Additional                Since                Total
                                              Common              Paid-In              June 2,        Stockholders'
                                               Stock              Capital                 1991               Equity
--------------------------------------    ----------           ----------           ----------           ----------

Balance, January 30, 1994                 $        1               23,154                3,398               26,553

  Net earnings for the year
    ended January 29, 1995                         -                    -                4,130                4,130

  Accretion in carrying value of
    redeemable common stock
    purchase warrant                               -                    -                 (288)                (288)

  Tax benefit from net operating
    loss carryforward (note 6)                     -                  866                    -                  866

  Issuance of 1,650,000 common shares in
    initial public offering (note 8)               -               13,246                    -               13,246

  Exercise of redeemable common stock
    purchase warrant for 350,000 common
    shares (note 8)                                -                2,593                    -                2,593

Balance, January 29, 1995                          1               39,859                7,240               47,100
  Net earnings for the year ended
    January 28, 1996                               -                    -                5,130                5,130

  Tax benefit from net operating loss
    carryforward (note 6)                          -                  831                    -                  831

Balance, January 28, 1996                          1               40,690               12,370               53,061
  Net earnings for the year ended
    February 2, 1997                               -                    -                6,058                6,058

  Tax benefit from net operating loss
    carryforward (note 6)                          -                  626                    -                  626

  Issuance of 1,089,000 common
    shares in secondary public
    offering (note 8)                              -               13,068                    -               13,068

  Exercise of outstanding options
    to purchase 1,313 common shares                -                   12                    -                   12

Balance, February 2, 1997                 $        1               54,396               18,428               72,825


See accompanying notes to consolidated financial statements.

<PAGE 23>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in Thousands)
Fiscal Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

                                            February              January              January
                                             2, 1997             28, 1996             29, 1995
--------------------------------------    ----------           ----------           ----------
Cash flows from operating activities:

  Net earnings                            $    6,058                5,130                4,130

    Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:

      Depreciation and amortization            3,773                3,093                3,280
      Amortization of debt
        financing costs                           40                  180                  190
      Deferred income taxes                      162                  267                 (383)
      Loss (gain) on sale or
        disposition of property
        and equipment                            (37)                  (1)                  39
      Gain on termination of store
        capital leases                             -                 (185)                   -
      LIFO expense (income)                       55                 (378)                (614)
      Increase in receivables                   (615)                (624)                (211)
      Increase in inventories                 (8,779)              (8,830)              (6,338)
      Increase in prepaid expenses              (537)                (216)                (114)
      Increase in accounts payable               792                2,420                2,130
      Increase in income taxes payable         2,151                  163                1,772
      Increase in accrued
        salaries and commissions                 262                  502                  696
      Increase in accrued taxes
        other than income                        726                  264                   25
      Increase (decrease) in
        other liabilities                        120                 (895)                (335)

          Net cash provided by
          operating activities                 4,171                  890                4,267

Cash flows from investing activities:
  Proceeds from sale of
    property and equipment                        48                   67                   21

  Acquisition of:
    Buildings                                 (4,124)              (4,403)                (614)
    Fixtures, equipment and
      leasehold improvements                  (7,538)              (4,502)              (3,383)

          Net cash used in
          investing activities               (11,614)              (8,838)              (3,976)

(Continued)

<PAGE 24>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(Dollars in Thousands)

Fiscal Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

                                            February              January              January
                                             2, 1997             28, 1996             29, 1995
--------------------------------------    ----------           ----------           ----------

Cash flows from financing activities:
  Increase (decrease) in notes
    payable under revolving
    loan credit facility                  $       80               11,777              (13,055)
  Proceeds from stock issuance                13,068                    -               13,246
  Proceeds from exercise of
    outstanding stock options                     12                    -                    -
  Proceeds from exercise of
    redeemable common stock
    purchase warrant                               -                    -                    2
  Proceeds from issuance of
    long-term debt                             3,110                    -                    -
  Principal payments on
    long-term debt                              (819)              (2,849)                (745)
  Principal payments under
    capital lease obligations                   (637)                (617)                (641)
  Increase (decrease) in
    bank overdrafts                                -                  (76)                  76
  Debt financing costs                           (10)                (110)                   -

        Net cash provided by
        (used in) financing
        activities                            14,804                8,125               (1,117)

Net increase (decrease) in cash
  and cash equivalents                         7,361                  177                 (826)
Cash and cash equivalents, at
  beginning of year                              177                    -                  826

Cash and cash equivalents,
  at end of year                          $    7,538                  177                    -


See accompanying notes to consolidated financial statements.

<PAGE 25>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Amounts)

February 2, 1997, January 28, 1996 and January 29, 1995


(1)  Summary of Significant Accounting Policies

     (a)     Nature of Business
               Duckwall-ALCO Stores, Inc. and subsidiary (the Company) is engaged in the business of retailing general merchandise throughout the midwestern and south central regions of the United States through discount department and variety store outlets. Merchandise is purchased for resale from many vendors, and transactions with individual vendors and customers do not represent a significant portion of total purchases and sales.

     (b)     Principles of Consolidation
               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany account balances have been eliminated in consolidation.

     (c)     Basis of Presentation
               The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 1997 consists of 53 weeks, 1996 and 1995 each consist of 52 weeks.

     (d)     Inventories
               Store inventories are stated at the lower of cost or net realizable value as estimated by the retail inventory method. Warehouse inventories are stated at the lower of cost or net realizable value. The Company utilizes the last-in, first-out (LIFO) method of determining cost of store and warehouse inventories.

     (e)     Property and Equipment
               Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements and capital leases is computed on a straight-line basis over the terms of the lease agreements.

               Major improvements are capitalized while maintenance and repairs, which do not extend the useful life of the asset, are charged to expense as incurred.

     (f)  Income Taxes
            The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g)  Store Opening Costs
            Direct incremental costs of opening new stores are deferred and amortized on a straight-line basis over a 12-month period from the date the store is opened.

     (h)  Net Sales
            Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales.

<PAGE 26>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(1)  Summary of Significant Accounting Policies, Continued
     (i)  Earnings Per Share
            Earnings per share has been computed based on the weighted average number of common shares outstanding during the year plus common stock equivalents, when dilutive, consisting of the redeemable common stock purchase warrant until exercised during fiscal 1995 (see note 8) and stock options (see note 7). For purposes of the fiscal 1995 computation, the warrant was assumed to have been exercised since this treatment was the most dilutive and, therefore, the accretion in the carrying value of the redeemable common stock purchase warrant has been excluded in the computation.

            The average number of shares used in computing earnings per share was as follows:

                                                              Earnings for
                                                         Common and Common
                                                          Equivalent Share
                                                         _________________
                Fiscal 1997                                      4,339,822
                Fiscal 1996                                      4,014,351
                Fiscal 1995                                      2,737,620


     (j)  Consolidated Statements of Cash Flows
            During fiscal 1997, 1996 and 1995, the following amounts were paid for interest and income taxes:

                                                  1997       1996       1995

            Interest, excluding interest on
              capital lease obligations and
              amortization of debt financing
              costs (net of capitalized
              interest of $269 in fiscal
              1997 and $107 in fiscal 1996)    $ 2,083      2,061      1,940

            Income taxes                         1,481      2,714      1,142


            Noncash financing and investing activities for fiscal 1997, 1996 and 1995 consisted of:

              Redeemable common stock purchase warrant with a carrying value of $2,591 was exercised during fiscal 1995 (see note 8).

              The carrying value of the redeemable common stock purchase warrant was increased during fiscal 1995 by $288.

              Tax benefit from net operating loss carryforward of $626, $831 and $866 which increases additional paid-in capital in fiscal 1997, 1996 and 1995, respectively (note 6).

              Capital leases of buildings with a fair value of $1,002 were executed in fiscal 1995.

              A capital lease was terminated in fiscal 1996 resulting in elimination of capital lease assets of $380 and capital lease obligations of $565.

     (k)  Use of Estimates
            Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

<PAGE 27>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(1)  Summary of Significant Accounting Policies, Continued

     (l)  Long-Lived Assets
            On January 29, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (Statement
            121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has determined that an impairment loss does not need to be recognized at February 2, 1997.


     (m)  Stock-Based Compensation
            On January 29, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Statement
            123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to apply the provisions of Accounting Principles Board Opinion No. 25
            (APB 25), Accounting for Stock Issued to Employees and related interpretations, which require compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to apply the provisions of APB 25 and provide the pro forma disclosure provisions of Statement 123.

(2)  Inventories
       Inventories at February 2, 1997 and January 28, 1996 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. The Company utilizes the LIFO method of valuing its inventories because, in the opinion of management, the LIFO method more nearly matches current costs with current revenue during periods of rising prices for financial reporting and income tax purposes. Inventories at February 2, 1997 and January 28, 1996 are summarized as follows:

                                                       1997            1996

        FIFO cost                                $   84,353          75,574
        Less LIFO reserve                            (3,994)         (3,939)

                LIFO cost                        $   80,359          71,635


       Earnings before income taxes for fiscal 1997, 1996 and 1995 would have been increased by $55, decreased by $378 and decreased by $614, respectively, if the FIFO method of valuing inventories had been utilized.


(3)  Credit Arrangements, Notes Payable and Long-Term Debt
       In October 1995, the Company executed an amendment to the loan agreement with two lenders which provides a revolving loan credit facility of up to $35,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at the prime rate plus .5% and is generally limited to 55% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory, accounts receivable and intangible assets. The loan agreement contains various restrictions including limitations on additional indebtedness, the number of stores that may be opened in a fiscal year, sales of assets, and capital expenditures and financial covenants related to earnings, the ratio of earnings to fixed charges, working capital and tangible net worth, all as defined. The loan agreement prohibits the payment of dividends. The loan agreement expires in February 1999 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.


<PAGE 28>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(3)  Credit Arrangements, Notes Payable and Long-Term Debt, Continued
       Notes payable outstanding at February 2, 1997 and January 28, 1996 under the revolving loan credit facility aggregated $12,095 and $12,015, respectively. The lender had also issued letters of credit aggregating $2,237 and $2,053, respectively, at such dates on behalf of the Company. The interest rate on outstanding borrowings at February 2, 1997 was 8.875%, payable monthly. The Company had additional borrowings available at that date under the revolving loan credit facility amounting to $20,668.

       Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at February 2, 1997 and January 28, 1996 consisted of the following:

                                                        1997            1996

       7.15% to 9.5% obligations for Industrial
         Revenue Bonds, interest payable
         semi-annually with principal payments
         due annually until final maturity
         in 1999                                     $ 1,000           1,375

       9.875% mortgage note payable due in
         monthly installments, including
         interest, through September 2001                498             578

       8.41% note payable due in monthly
         installments, including interest,
         through March 2001, secured
         by airplane                                     861               -

       8.77% note payable due in monthly
         installments, including interest,
         through December 2000, secured by
         certain equipment                              1,976              -

      10% notes payable, due quarterly                    100            191
                                                        4,435          2,144
      Less current maturities                           1,242            545

      Long-term debt, less current maturities        $  3,193          1,599


      The Industrial Revenue Bonds were issued by a municipality to finance warehouse facilities of the Company. The facilities are leased by the Company and the Company has the option to purchase the facilities for a nominal sum at the expiration of the leases.

      Interest expense on notes payable and long-term debt in fiscal 1997, 1996 and 1995 aggregated $1,853; $1,706 and $2,022, respectively.

       Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next five years and thereafter in the aggregate as of February 2, 1997 are as follows:

         Fiscal Year:

           1998                                                    $  1,242
           1999                                                       1,235
           2000                                                      13,154
           2001                                                         774
           2002                                                         125

                                                                   $ 16,530


<PAGE 29>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)



(4)  Employee Benefits
       The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Profit Sharing Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. The Company made profit sharing contributions for fiscal 1997, 1996 and 1995 of $700, $630 and $500, respectively.

       At February 2, 1997 and January 28, 1996, the Plan owned 81,553 and 327,350 shares, respectively, of the Company's common stock.

(5)  Leases
       The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases in the accompanying consolidated balance sheets at February 2, 1997 and January 28, 1996 are as follows:

                                                1997            1996

        Buildings                           $ 16,624          16,758
        Fixtures                               3,783           3,783

                                              20,407          20,541

        Less accumulated amortization         13,100          12,404

            Net property under
            capital leases                  $  7,307           8,137

	The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

	Future minimum lease payments under all noncancelable leases together with the present value of the net minimum lease payments pursuant to capital leases as of February 2, 1997 are as follows:

          Fiscal Year:                            Capital           Operating

            1998                                 $  1,714               6,253
            1999                                    1,560               5,552
            2000                                    1,521               4,728
            2001                                    1,521               4,291
            2002                                    1,521               3,454
            Later years                            10,683              15,075

              Total minimum lease payments         18,520            $ 39,353

          Less amount representing interest         8,765
          Present value of net minimum lease
            payments                                9,755
          Less current maturities                     607

          Capital lease obligations,
            less current maturities              $  9,148

<PAGE 30>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(5)  Leases, Continued
       The above minimum lease payments include payments applicable to leases assumed on fourteen stores on January 31, 1997.

       Minimum payments have not been reduced by minimum sublease rentals of $117 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $39, $51 and $85 for fiscal 1997, 1996 and 1995, respectively.

       Interest on capital lease obligations in fiscal 1997, 1996 and 1995 aggregated $1,180; $1,252 and $1,368, respectively.

       The following schedule presents the composition of total rent expense for all operating leases for fiscal 1997, 1996 and 1995:

                                             1997         1996         1995

         Minimum rentals                 $  5,221        6,049        5,504
         Contingent rentals                   361          353          316
         Less sublease rentals               (124)        (111)        (112)

                                         $  5,458        6,291        5,708

(6)  Income Taxes
       Total income tax expense (benefit) for fiscal 1997, 1996 and 1995 was allocated as follows:

                                             1997         1996         1995

         Operations                      $  3,794        3,144        2,531
         Additional paid-in capital
           for the tax benefit from
           utilization of net operating
           loss carryforwards                (626)        (831)        (866)

         Total income tax expense        $  3,168        2,313        1,665

<PAGE 31>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(6)  Income Taxes, Continued
       Income tax expense (benefit) attributable to operations for fiscal 1997, 1996 and 1995 consists of:

                                          Current     Deferred        Total

	1997:
          Federal                        $  3,061          136        3,197
          State                               571           26          597

                                         $  3,632          162        3,794

	1996:
          Federal                        $  2,417          224        2,641
          State                               460           43          503

                                         $  2,877          267        3,144

	1995:
          Federal                        $  2,443         (323)       2,120
          State                               471          (60)         411

                                         $  2,914         (383)       2,531


	The significant components of deferred income tax expense (benefit) attributable to operations for fiscal 1997, 1996 and 1995 are as follows:

                                             1997         1996         1995
	Deferred tax expense
          (exclusive of the effects
          of the following item)         $    788        1,098          578
	Decrease in beginning of the
          year balance of the
          valuation allowance for
          deferred tax assets                (626)        (831)        (961)

                                         $    162          267         (383)

<PAGE 32>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(6)  Income Taxes, Continued
       Income tax expense attributable to operations was $3,794; $3,144 and $2,531 for fiscal 1997, 1996 and 1995, respectively, and differs from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

                                             1997         1996         1995
       Computed "expected" tax expense   $  3,350        2,814        2,265

       Reduction in income taxes
         resulting from:
           Change in the beginning of
           the year valuation
           allowance for deferred tax
           assets due to utilization
           of post-reorganization job
           tax credit carryforwards             -            -          (95)

       State income taxes, net of the
         Federal income tax benefit           394          332          271

       Job tax credit                           -            -          (62)

       Other, net                              50           (2)         152


                                         $  3,794        3,144        2,531


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 2, 1997 and January 28, 1996 are presented below:

                                                          1997         1996
       Deferred tax assets:
         Capital leases                                $   930          857
         Other liabilities                                 323          302
         Net operating loss and
           tax credit carryforwards                         97          723

             Total gross deferred tax assets             1,350        1,882
             Less - valuation allowance                    (97)        (723)

                        Net deferred tax assets          1,253        1,159

	Deferred tax liabilities:
          Inventories, principally due to
            differences in the LIFO
            reserve arising from a prior business
            combination accounted for as a
            purchase                                     3,096        2,960
          Property and equipment, due to differences
            in depreciation and a prior business
            combination accounted for as a purchase      3,115        2,995

              Total gross deferred tax liabilities       6,211        5,955

              Net deferred tax liability               $ 4,958        4,796

<PAGE 33>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(6)  Income Taxes, Continued
        At February 2, 1997, the Company has net operating loss carryforwards for state income tax purposes in various states of $2,565 which are available to offset future state taxable income, if any, expiring at various dates through fiscal 2005. The Company also has an alternative minimum tax credit carryforwards of $19 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

	The valuation allowance at February 2, 1997 relates to the net operating loss (NOL) and tax credit carryforwards. Income tax benefits from the utilization of NOL carryforwards have been recorded as an increase to additional paid-in capital because such income tax benefits are attributable to the loss periods prior to the reorganization.


(7)  Stock Option Plan
       During fiscal 1994, the Company adopted a stock option plan under which options to purchase 125,000 shares of common stock may be granted to key employees. The stock option plan was amended in June 1994 to increase the number of options which may be granted under the plan to 200,000. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at February 2, 1997, January 28, 1996 and January 29, 1995 is presented below:

                                                                  Weighted-
                                                                    Average
                                                     Number of     Exercise
                                                        Shares        Price

        Options outstanding, January 30, 1994           31,250        $7.20
        Issued                                          87,500        $9.20
        Canceled                                        (1,750)       $9.20

        Options outstanding, January 29, 1995          117,000        $8.67
        Issued                                          44,525      $11.375
        Canceled                                        (3,200)       $9.51

        Options outstanding, January 28, 1996          158,325        $9.41
        Issued                                          37,150      $12.875
        Exercised                                       (1,313)       $9.41
        Canceled                                        (6,637)      $10.49

        Options outstanding, February 2, 1997          187,525       $10.06

<PAGE 34>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(7)  Stock Option Plan, Continued
       Statement 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the table below:

                                                          1997         1996
         Net earnings, as reported                   $   6,058        5,130
         Net earnings, pro forma                         6,017        5,120
         Net earnings per share, as reported              1.40         1.28
         Net earnings per share, pro forma                1.39         1.28

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          1997         1996
        Expected dividend yield                              0%           0%
        Expected stock price volatility                   33.5%        31.5%
        Risk-free interest rate                            6.5%         6.1%
        Expected life of options                       5 years      5 years

	The weighted average grant date fair value of options granted during 1997 and 1996 is $5.28 and $4.43 per share, respectively.

                                   Options Outstanding                 Options Exercisable
                      -----------------------------------------    --------------------------
                                       Weighted-
Range                      Number        Average      Weighted-         Number      Weighted-
of                    Outstanding      Remaining        Average    Exercisable        Average
Exercise              at February    Contractual       Exercise    at February       Exercise
Price                     2, 1997           Life          Price        2, 1997          Price
--------------------- -----------    -----------    -----------    -----------    -----------
$7.20 to $9.20            109,625           2.02          $8.63         62,626          $8.45
$11.375 to $12.875         77,900           3.84         $12.07         10,413        $11.375

$7.20 to $12.875          187,525                                       73,039


<PAGE 35>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(8)  Stockholders' Equity
       The Company completed a public offering of 1,500,000 shares of its common stock on November 3, 1994 and the Company's underwriters exercised their option to purchase an additional 150,000 common shares on December 2, 1994. The Company received net proceeds from the sale of its common stock (after deducting issuance costs) of $13,246. The holder of the redeemable common stock purchase warrant (who had the right to put the warrant to the Company) exercised the warrant to acquire 350,000 shares of the Company's common stock and participated in the offering as a selling shareholder. The net proceeds of the offering are being used to fund the opening of new stores. Pending such use, the net proceeds were used to repay outstanding balances under the Company's revolving loan credit facility.

       On June 9, 1994, in connection with the Company's initial public offering, the Company (i) filed an amendment to its Amended and Restated Articles of Incorporation increasing its authorized shares of common stock from 1,000,000 to 20,000,000 shares and (ii) effected a five-for-two stock split. The increase in authorized shares has been reflected retroactively in the accompanying consolidated financial statements and all applicable dollar, share and earnings per share amounts have been restated to give retroactive effect to the stock split.

       The Company completed a secondary public offering of 900,000 shares of its common stock on October 15, 1996 and the Company's underwriters exercised their option to purchase an additional 189,000 common shares on November 15, 1996. The Company received net proceeds from the sale of its common stock (after deducting issuance costs) of $13,068. The net proceeds of the offering are being used to fund the opening of new stores. Pending such use, the net proceeds will be used to repay outstanding balances under the Company's revolving loan credit facility.

       The Company has accounted for the confirmation of its plan of reorganization under Chapter 11 of the Federal bankruptcy laws which was confirmed by the Bankruptcy Court on May 17, 1991 as a quasi-reorganization. Accordingly, the accumulated deficit at June 2, 1991 was charged to additional paid-in capital and a new retained earnings account was established effective the same date.
       No adjustment was made to the carrying values of the Company's assets and liabilities because such amounts were not in excess of estimated fair values.

     Financial results by quarter are as follows:

                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------
1997:
  Net sales                  $   59,348       68,426       64,857       86,188
  Gross margin (a)               19,642       22,320       21,656       28,670
  Net earnings                      703        1,224          701        3,430
  Net earnings per common
    and common equivalent
    share (b)                       .18          .30          .17          .67


<PAGE 36>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(9)  Quarterly Financial Information (Unaudited),Continued


                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------

1996:
  Net sales                  $   54,940       62,592       60,795       78,127
  Gross margin (a)               18,182       20,211       19,680       25,085
  Net earnings                      604        1,005          592        2,929
  Net earnings per common
    and common equivalent
    share                           .15          .25          .15          .73


  (a) The pretax LIFO inventory provision for the fiscal year ended February 2, 1997 was estimated to be expense of $-0-, $90 and $90 in each of the first three quarters, respectively. The annual provision amounted to $55 expense resulting in a credit of $125 in the fourth quarter.

       The pretax LIFO inventory provision for the fiscal year ended January 28, 1996 was estimated to be expense of $-0-, $125 and $125 in each of the first three quarters, respectively. The annual provision was a $378 credit resulting in a credit of $628 in the fourth quarter.

  (b) Earnings per common and common equivalent share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common and common equivalent share in fiscal 1997 does not equal the total computed for the year due to the public offering of common stock which occurred during the third quarter of fiscal 1997.

(10)   Fair Value of Financial Instruments
         The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at February 2, 1997 and January 28, 1996. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

         For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(11)   Related Party Transactions
         Lease payments to related parties amounted to approximately $585 and $650 in fiscal 1997 and 1996, respectively.

         During fiscal 1997, the Company paid a computer consulting firm, whose president is a director of the Company, $957 under a contract for point-of-sale software.


<PAGE 37>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None



PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.


ITEM 11.        EXECUTIVE COMPENSATION.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation:
  "Compensation Committee Report" and "Company Performance").


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains under the caption "Ownership of Duckwall Common Stock" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains under the caption "Insider Participation" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.


<PAGE 38>

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules, and Exhibits

     (1)  Consolidated Financial Statements

          The financial statements are listed in the index for Item 8 of this Form 10-K.

     (2)  Financial Statement Schedules

          No financial statement schedules are included as they are not applicable to the Company.

     (3)  Exhibits

          The exhibits filed with or incorporated by reference in this report are listed below:


Number     Description
------     -----------------------------------------------------------------
3(a)       Amended and Restated Articles of Incorporation (filed as
           Exhibit 3(a) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

3(b) Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

3(c) Bylaws (filed as Exhibit 3(b) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

4(a) Specimen Common Stock Certificates (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-1 and incorporated herein by reference).

4(b) Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(a) and 3(c), respectively (filed as Exhibit 4(a) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

4(c) Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(b) (filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

4(d) Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

9(a) Voting Agreement and Irrevocable Proxy, dated as of May 29, 1991, among General Electric Capital Corporation, certain stockholders of the Registrant and the Registrant
           (filed as Exhibit 9 to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).


<PAGE 39>


9(b) Assignment, dated as of February 11, 1993, among General Electric Credit Corporation, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 9(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).

10(a) Assignment, dated as of February 11, 1993, among General Electric Credit Corporation, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 9(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).

10(b) Amended and Restated Loan Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(c) First Amendment to Security Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(d) Amendment No. 1, dated as of June 10, 1994, to the Amended and Restated Loan Agreement, dated as of February 11, 1993, among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation.

10(e) Stock Pledge Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(f)      Mortgage, Security Agreement, and Assignment of Leases and
           Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit
           Corporation (filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(g)      Mortgage, Security Agreement, and Assignment of Leases and
           Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit
           Corporation (filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(h)      Mortgage, Security Agreement, and Assignment of Leases and
           Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit
           Corporation (filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(i) Deed of Trust, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 by the Registrant in favor of The Public Trustee for Morgan County, Colorado (filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

<PAGE 40>


10(j) Deed of Trust, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 by the Registrant in favor of The Public Trustee for Fremont County, Colorado (filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)

10(k) Lease dated July 1, 1979 between the Registrant and the City of Abilene (filed as Exhibit 10(d) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

10(l) Lease dated July 1, 1979 between the Registrant and the City of Abilene (filed as Exhibit 10(e) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

10(m) Lease dated July 1, 1979 between the Registrant and the City of Abilene (filed as Exhibit 10(f) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

10(n)      Employment Agreement, dated March 18, 1993 between the
           Registrant and Glen L. Shank (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.).

10(o) Second Amended and Restated Loan Agreement, dated as of October 18, 1995, by and among the Registrant, BankAmerica Business Credit, Inc. and Transamerica Business Credit
           Corporation.

11         Computation of Company's Earnings Per Share

22         Subsidiaries of the Registrant.

23         Consent of Independent Auditors
______________________
* Management contracts or compensation plans or arrangements required to be identified by Item 14(a)(3).

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended February 2, 1997.

     (c)  Exhibits

          The exhibits filed with this report are identified above under
          Item 14(a)(3)

     (d)  Financial Statement Schedules.

          No financial statement schedules are included as they are not applicable to the Company.


<PAGE 41>

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DUCKWALL-ALCO STORES, INC.

                                   by  /s/  Glen L. Shank
                                            Glen L. Shank
                                              Chairman of the Board
                                              and President

  Dated: May 1, 1997

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature and Title                                        Date
  ----------------------------------------------------     -----------------
  /s/  Glen L. Shank                                       May 1, 1997
       Glen L. Shank
         Chairman of the Board
         and President
         (Principal Executive Officer)


  /s/  Gary W. Lowry                                       May 1, 1997
       Gary W. Lowry
         Vice President - Finance and Treasurer
         (Principal Financial and Accounting Officer)


  /s/  Dennis A. Mullin                                    May 1, 1997
       Dennis A. Mullin
         Director


  /s/   William J. Morgan                                  May 1, 1997
        William J. Morgan
          Director


  /s/   Robert C. Amenta                                   May 1, 1997
        Robert C. Amenta
          Director


  /s/   Robert L. Barcum                                   May 1, 1997
        Robert L. Barcum
          Director

<PAGE 42>