Form 10-Q
period 1997-05-04
DUCKWALL ALCO STORES INC
filed 1997-06-18
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ............ May 4, 1997

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,096,979 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 4, 1997.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                           May 4, 1997  February 2, 1997
                                           (Unaudited)
                                       _______________   _______________
ASSETS

Current assets:
     Cash on deposit and on hand                $3,497            $7,538
     Receivables                                 3,446             3,160
     Inventories                                96,247            80,359
     Other current assets                        2,013             1,785

          Total current assets                 105,203            92,842

Property and equipment:
     Land                                        2,658             2,658
     Buildings                                  21,071            20,991
     Furniture, fixtures and equipment          28,608            26,215
     Transportation equipment                    1,688             1,688
     Leasehold improvements                      4,774             4,623
     Construction in progress                    3,736             2,931

          Total property and equipment          62,535            59,106

     Less accumulated depreciation              27,411            26,527

          Net property and equipment            35,124            32,579

     Property under capital leases              20,407            20,407
     Less accumulated amortization              13,278            13,100

          Net property under capital leases      7,129             7,307

     Debt financing cost                            73                80


               Total assets                   $147,529          $132,808

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

(Dollars in Thousands)

                                           May 4, 1997     February 2,1997
                                           (Unaudited)
                                       _______________   _______________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,351            $1,242
     Capital lease obligations                     607               607
   Accounts payable                             25,503            17,127
   Income taxes payable                            504             2,345
   Accrued salaries and commissions              2,307             3,876
   Accrued taxes other than income               2,991             2,929
   Other current liabilities                     1,788             1,670
   Deferred taxes                                2,612             2,612

          Total current liabilities             37,663            32,408

Notes payable under revolving loan              19,219            12,095
Long term debt
     less current maturities                     4,736             3,193

Capital lease obligations
     less current maturities                     8,996             9,148

Other noncurrent liabilities                       833               793

Deferred income taxes                            2,346             2,346

          Total liabilities                     73,793            59,983

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,096,979 shares and 5,089,823 shares
  respectively                                       1                 1
Additional paid-in capital                      54,458            54,396

Retained earnings since June 2, 1991            19,277            18,428

          Total Stockholders' equity            73,736            72,825

          Total liabilities and
               Stockholders' equity           $147,529          $132,808

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen
                                                     Week Periods

                                                 May 4          April 28
                                                  1997              1996
                                          ____________      ____________
Net sales ...............................      $69,272           $59,348
Cost of sales ...........................       45,537            39,706

          Gross margin ..................       23,735            19,642

Selling, general
     and administrative .................       20,611            16,912

Depreciation
     and amortization ...................        1,062               864


          Total operating expenses ......       21,673            17,776


Income from operations ..................        2,062             1,866

Interest expense.........................          682               732

Earnings
    before income taxes .................        1,380             1,134

Income tax expense ......................          531               431


     Net earnings .......................         $849              $703



Earnings per common and
 common equivalent share ................        $0.17             $0.18

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

(Dollars in Thousands)
(Unaudited)
                                               For the Thirteen Week
                                                    Periods Ended
                                           May 4, 1997      April 28, 1996
                                      ----------------    ----------------

Cash flows from operating activities:

     Net Earnings                                 $849                 703

     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

          Amortization of
            debt financing costs                     7                  10
          Depreciation and amortization          1,062                 864
          Increase in inventories              (15,888)             (9,684)
          Increase in accounts payable           8,376               6,062
          Decrease (Increase) in receivables      (286)               (289)
          Decrease (Increase)
            in other current assets               (228)               (459)
          Decrease in accrued expenses          (1,507)             (2,531)
          (Decrease) in income taxes payable    (1,841)               (457)
          Increase in other liabilities            158                 114

        Net cash used in
          operating activities                  (9,298)             (5,667)

Cash flow from investing activities:

        Capital expenditures                    (3,429)             (3,571)
        Net cash used in
          investing activities                  (3,429)             (3,571)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                 62                   0
        Increase in revolving loan               7,124               9,345
        Principal payments on
          long term notes                         (218)                (62)

        Principal payments on
          capital leases                          (152)               (159)

        Increase in long term notes              1,870               1,000

        Debt issue costs                             0                 (10)

        Net cash provided by
          financing activities                   8,686              10,114


        Net increase in cash                    (4,041)                876
        Cash at beginning of period              7,538                 177
        Cash at end of period                   $3,497              $1,053

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

              The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1997 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending

                    May 4, 1997                                 5,135,168
                    April 28, 1996                              4,016,552

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
         RESULTS OF OPERATION.

(Dollars in thousands)
[CAPTION]

     The thirteen weeks ended May 4, 1997 and April 28, 1996 are referred to herein as the first quarter of fiscal 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

     Thirteen Weeks Ended May 4, 1997 Compared to
     Thirteen Weeks Ended April 28,1996.

     Net earnings increased 20.8% for the first quarter of fiscal 1998 to $849, an increase of $146 over the net earnings of $703 for the first quarter of fiscal 1997. The Company has had 17 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter).

     The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional discount retailers. During the first quarter of fiscal 1998, the Company opened 17 stores, 15 of which were in new, non-competitive markets, resulting in a quarter end total of 202 stores. At quarter end, 152 stores, or 75% of the total stores, were located in non-competitive markets. Fourteen of the new store openings were ALCO stores in locations acquired from the Val Corporation.

     Net sales for the first quarter of fiscal 1998 increased $9,924 or 16.7% to $69,272 compared to $59,348 for the first quarter of fiscal 1997.
     Net sales for all stores open the full period in both the first quarter of fiscal 1998 and fiscal 1997 (comparable stores) increased $1,435 or 2.5%. Net sales for these comparable stores in non-competitive markets increased by $1,226 or 3.4%. Net sales for non-comparable stores increased $8,489 for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The same store sales increase was attributable to increases in a broad spectrum of departments, including housewares, toys, consumables and outdoor living.

     Gross margin for the first quarter of fiscal 1998 increased $4,093 or 20.8% to $23,735 compared to $19,642 in the first quarter of fiscal 1997. Gross margin as a percentage of sales was 34.3% for the first quarter of fiscal 1998 compared to 33.1% in the first quarter of fiscal 1997. The increase in the margin percentage was due to an increase in vendor partnerships and new store opening discounts, as well as a reduction in shrinkage.

     Selling, general and administrative expense increased $3,699 or 21.9% to $20,611 in the first quarter of fiscal 1998 compared to $16,912 in the first quarter of fiscal 1997, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 1998 increased by 1.3% from the first quarter of fiscal 1997. This increase was due to store opening costs (opening 15 ALCO stores and 2 Duckwall stores in the current quarter compared to 5 ALCO stores and 5 Duckwall store openings in the first quarter of fiscal 1997), and an increase in payroll costs, due in part to an increase in the minimum wage.

     Depreciation and amortization expense increased $198 or 22.9% to $1,062 in the first quarter of fiscal 1998 compared to $864 in the first quarter of fiscal 1997. The increase is due to additional buildings and equipment associated with the store expansion program.

     Income from operations increased $196 or 10.5% to $2,062 in the first quarter of fiscal 1998 compared to $1,866 in the first quarter of fiscal 1997. Income from operations as a percentage of net sales decreased slightly to 3.0% in the first quarter of fiscal 1998 compared to 3.1% in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

     At May 4, 1997 working capital (defined as current assets less current liabilities) was $67,540 compared to $60,434 at the end of fiscal 1997.

     Cash used by operating activities in the first quarter of fiscal 1998
     and 1997 was $9,298 and $5,667 respectively.   The increase in the
     amount of cash used by operating activities in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 was primarily due to a smaller increase in the trade accounts payable build up relative to the overall increase in inventory levels.

     The Company generated cash from financing activities in the first quarter of fiscal 1998 and 1997 of $8,686 and $10,114, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 and $1,000 mortgage secured by certain company fixed assets in fiscal 1998 and 1997, respectively.

     Cash used for acquisition of property and equipment in the first quarters of fiscal 1998 and 1997 totaled $3,429 and $3,571, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1998, principally for store buildings and store and warehouse fixtures and equipment, are $13,869.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

     The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. If Statement 128 had been adopted, on a pro-forma basis, for the 13 weeks ended May 4, 1997 and April 28, 1996, there would have been no effect on the amount of earnings per share as presented in the accompanying financial statements.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended May 4, 1997.


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



                                       DUCKWALL-ALCO STORES, INC.
                                       (Registrant)




Date, June 16, 1997               /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer