Form 10-Q
period 1997-08-03
DUCKWALL ALCO STORES INC
filed 1997-09-17
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ............ August 3, 1997

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,098,261 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 3, 1997.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                           August 3,         February 2,
                                               1997                1997
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash on deposit and on hand                $3,143            $7,538
     Receivables                                 3,184             3,160
     Inventories                                94,141            80,359
     Other current assets                        1,973             1,785

          Total current assets                 102,441            92,842

Property and equipment:
     Land                                        2,658             2,658
     Buildings                                  20,997            20,991
     Furniture, fixtures and equipment          31,803            26,215
     Transportation equipment                    1,703             1,688
     Leasehold improvements                      5,624             4,623
     Construction in progress                    1,922             2,931

          Total property and equipment          64,707            59,106

     Less accumulated depreciation              28,386            26,527

          Net property and equipment            36,321            32,579

     Property under capital leases              20,407            20,407
     Less accumulated amortization              13,456            13,100

          Net property under capital leases      6,951             7,307

     Debt financing cost                           104                80


               Total assets                   $145,817          $132,808

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                           August 3,         February 2,
                                               1997                1997
                                           (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,347            $1,242
     Capital lease obligations                     607               607
   Accounts payable                             20,457            17,127
   Income taxes payable                             32             2,345
   Accrued salaries and commissions              3,028             3,876
   Accrued taxes other than income               2,975             2,929
   Other current liabilities                     1,630             1,670
   Deferred taxes                                2,612             2,612

          Total current liabilities             32,688            32,408

Notes payable under revolving loan              21,520            12,095
Long term debt
     less current maturities                     4,110             3,193

Capital lease obligations
     less current maturities                     8,844             9,148

Other noncurrent liabilities                     1,026               793

Deferred income taxes                            2,346             2,346

          Total liabilities                     70,534            59,983

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,098,261 shares and 5,089,823 shares
  respectively                                       1                 1
Additional paid-in capital                      54,469            54,396

Retained earnings since June 2, 1991            20,813            18,428

          Total stockholders' equity            75,283            72,825

          Total liabilities and
               stockholders' equity           $145,817          $132,808

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen               For the Twenty-Six
                                                     Week Periods                    Weeks Periods

                                              August 3,          July 28,       August 3,     July 28,
                                                  1997              1996            1977         1996
                                          ____________      ____________       __________    __________
Net sales ...............................      $80,463           $68,426        $149,735     $127,774
Cost of sales ...........................       53,795            46,106          99,332       85,812

          Gross margin ..................       26,668            22,320          50,403       41,962

Selling, general
     and administrative .................       22,170            18,546          42,781       35,458

Depreciation
     and amortization ...................        1,152               925           2,214        1,789


          Total operating expenses ......       23,322            19,471          44,995       37,247


Income from operations ..................        3,346             2,849           5,408        4,715

Interest expense.........................          821               860           1,503        1,592

Earnings
    before income taxes .................        2,525             1,989           3,905        3,123

Income tax expense ......................          990               765           1,521        1,196


     Net earnings .......................       $1,535            $1,224          $2,384       $1,927



Earnings per common and
 common equivalent share ................        $0.30             $0.30           $0.46        $0.48

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
(Unaudited)
                                               For the Twenty-Six Week
                                                    Periods Ended
                                        August 3, 1997      July 28, 1996
                                       ---------------    ---------------

Cash flows from operating activities:

     Net Earnings                               $2,384             $1,927
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

          Amortization of
            debt financing costs                    20                 20
          Deferred income tax benefit                0                 51
          Depreciation and amortization          2,214              1,789
          LIFO expense                             110                 90
          Increase in inventories              (13,892)            (8,574)
          Increase in accounts payable           3,330              3,680
          Increase in receivables                  (24)              (283)
          Decrease (increase)
            in other current assets               (188)              (658)
          Increase in accrued taxes
            other than income                       46                227
          Increase (decrease) in accrued
            salaries and commissions              (848)            (1,518)
          (Decrease) in income taxes payable    (2,313)               177
          Decrease in other liabilities            193               (468)

        Net cash used in
          operating activities                  (8,968)            (3,540)

Cash flow from investing activities:

        Capital expenditures                    (5,601)            (5,991)
        Net cash used in
          investing activities                  (5,601)            (5,991)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                 74                  0
        Increase in revolving loan               9,425              9,338
        Principal payments on
          long term notes                         (848)              (520)

        Principal payments on
          capital leases                          (304)              (318)

        Increase in long term notes              1,870              2,668

        Debt issue costs                           (43)               (10)

        Net cash provided by
          financing activities                  10,174             11,158


        Net increase (decrease) in cash         (4,395)             1,627
        Cash at beginning of period              7,538                177
        Cash at end of period                   $3,143             $1,804

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

              Certain prior year cash flow amounts have been reclassified to conform with the current year presentation.

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending

                    August 3, 1997                              5,136,261
                    July 28, 1996                               4,049,620

                    Twenty-Six Weeks Ending

                    August 3, 1997                              5,135,714
                    July 28, 1996                               4,033,522

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)

[CAPTION]

The thirteen weeks ended August 3, 1997 and July 28, 1996 are referred to herein as the second quarter of fiscal 1998 and 1997, respectively.

As used below the term "competitive market" refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term "non-competitive market" refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

     Net earnings increased 25.4% for the second quarter of fiscal 1998 to $1,535, an increase of $311 over the net earnings of $1,224 for the second quarter of fiscal 1997. The Company has had 18 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter). Gross margins improved for the second quarter of fiscal 1998 to 33.1%, compared to 32.6% in the prior year's second quarter.

     The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 1998, the Company opened 2 stores, both of which were in new, non-competitive markets, resulting in a quarter end total of 204 stores. For the twenty-six week period ending August 3, 1997, the Company opened 19 stores. As of August 3, 1997, 76% of the stores are in non-competitive markets.

     Net sales for the second quarter of fiscal 1998 increased $12,037 or 17.6% to $80,463 compared to $68,426 for the second quarter of fiscal 1997. Net sales for the prototype Class 18 ALCO stores open the full period in both the second quarter of fiscal 1998 and fiscal 1997 (comparable stores) increased $268 or 1.2%. The Duckwall variety stores produced an increase of $151 or 4.4% compared to the second quarter of the prior fiscal year. Net sales for all stores open the full period decreased $602 or 1.9% compared to the second quarter of the prior fiscal year. The same store sales decease was primarily attributable to a reduction in promotional advertising compared to the second quarter of the prior fiscal year.

     Net sales for the twenty-six week period ending August 3, 1997 increased $21,961 or 17.2% to $149,735 compared to $127,774 in the comparable twenty-six week period of the prior fiscal year. Net sales of comparable stores increased by $833, or .7% for the twenty-six week period ending August 3, 1997 compared to the twenty-six week period of the prior fiscal year.

     Gross margin for the second quarter of fiscal 1998 increased $4,348 or 19.5% to $26,668 compared to $22,320 in the second quarter of fiscal 1997. Gross margin as a percentage of sales was 33.1% for the second quarter of fiscal 1998 compared to 32.6% in the second quarter of fiscal 1997. The improvement in the gross margin percentage was due to a higher markup on purchases and lower markdowns.

     Gross margin for the twenty-six week period ended August 3, 1997 was $50,403, which was $8,441 or 20.1% higher than last year's twenty-six week gross margin of $41,962. As a percent of net sales, gross margin for the twenty-six week period ended August 3, 1997 was 33.7% compared to 32.8% in the twenty-six week period of the prior fiscal year.

     Selling, general and administrative expense increased $3,624 or 19.5%
to $22,170 in the second quarter of fiscal 1998 compared to $18,546 in the second quarter of fiscal 1997, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 1998 was 27.6%, compared to 27.1% in the second
quarter of fiscal 1997.   The increase was due to increased payroll costs, due
in part to an increase in the minimum wage.

     Selling, general and administrative expenses increased $7,323 or 20.7%
to $42,781 for the twenty-six week period ended August 3, 1997 compared to $35,458 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 28.6% for the twenty-six week period ended August 3, 1997 compared to 27.8%
in the comparable twenty-six week period last year.   The increase in selling,
general and administrative expense in fiscal 1998 is primarily due to an increase in the number of stores.

     Depreciation and amortization expense increased $227 or 24.5% to $1,152 in the second quarter of fiscal 1998 compared to $925 in the second quarter of fiscal 1997. The increase is due to additional buildings and equipment associated with the store expansion program.

     Income from operations increased $497 or 17.4% to $3,346 in the second quarter of fiscal 1998 compared to $2,849 in the second quarter of fiscal 1997. Income from operations as a percentage of net sales was 4.2% in the second quarter of both fiscal years.

     Income from operations increased $693 or 14.7% to $5,408 for the twenty-six week period ended August 3, 1997 compared to $4,715 in the comparable twenty-six week period of the prior fiscal year.

     Interest expense decreased $39 or 4.5% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

     Net earnings for the second quarter of fiscal 1998 were $1,535 an increase of $311 or 25.4% over the net earnings of $1,224 for the second quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

     The Company has temporarily increased its revolving loan credit facility from $35,000 to $45,000 to meet its credit needs for the approaching holiday season. The increased line is available for the period September 1, 1997 to December 31, 1997, and is under the same terms and conditions as the original credit facility. The Company expects this additional credit line to be sufficient to meet all of its seasonal credit needs.

     At August 3, 1997 working capital (defined as current assets less current liabilities) was $69,753 compared to $60,434 at the end of fiscal 1997.

     Cash used by operating activities in the second quarter of fiscal 1998 and 1997 was $8,968 and $3,540 respectively. The increase in the amount of cash used by operating activities in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 was primarily due to a smaller increase in the trade accounts payable build up relative to the overall increase in inventory levels.

     The Company generated cash from financing activities in the second quarter of fiscal 1998 and 1997 of $10,174 and $11,158, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets in fiscal 1998, and a $1,000 mortgage secured by certain company fixed assets and a $1,668 leaseback of computer equipment in fiscal 1997.

     Cash used for acquisition of property and equipment in the second quarters of fiscal 1998 and 1997 totaled $5,601 and $5,991, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1998, principally for store buildings and store and warehouse fixtures and equipment, are $13,869.





IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities
(such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. If Statement 128 had been adopted, on a pro-forma basis, for the 13 weeks and 26 weeks ended August 3, 1997 and July 28, 1996, there would have been no effect on the amount of earnings per share as presented in the accompanying financial statements.

In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP) REPORTING ON THE COSTS OF START-UP ACTIVITIES. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if approved, would be effective for financial statements for fiscal years beginning after December 15, 1997, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes store pre-opening costs and amortizes such costs over the initial twelve months of a store's operations. Pre-opening costs capitalized, net of accumulated amortization, at August 3, 1997 are $1,773. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new stores opened. Generally, pre-opening costs would be recognized during the two months prior to a store commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended August 3, 1997.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, September 16, 1997          /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer