Form 10-Q
period 1997-11-02
DUCKWALL ALCO STORES INC
filed 1997-12-17
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... November 2, 1997

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

     Registrant's telephone number, including area code:
     (785) 263-3350

          Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,098,261 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of November 2, 1997.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                           November 2,      February 2,
                                              1997            1997
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash on deposit and on hand                  $668            $7,538
     Receivables                                 3,881             3,160
     Inventories                               111,857            80,359
     Other current assets                        1,536             1,785

          Total current assets                 117,942            92,842

Property and equipment:
     Land                                        2,664             2,658
     Buildings                                  21,163            20,991
     Furniture, fixtures and equipment          33,081            26,215
     Transportation equipment                    1,719             1,688
     Leasehold improvements                      5,533             4,623
     Construction in progress                    4,686             2,931

          Total property and equipment          68,846            59,106

     Less accumulated depreciation              29,441            26,527

          Net property and equipment            39,405            32,579

     Property under capital leases              20,407            20,407
     Less accumulated amortization              13,634            13,100

          Net property under capital leases      6,773             7,307

     Debt financing cost                            93                80


               Total assets                   $164,213          $132,808

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                           November 2,          February 2,
                                              1997                1997
                                           (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,341            $1,242
     Capital lease obligations                     518               607
        Accounts payable                        26,368            17,127
   Income taxes payable                              0             2,345
   Accrued salaries and commissions              3,008             3,876
   Accrued taxes other than income               3,297             2,929
   Other current liabilities                     1,740             1,670
   Deferred taxes                                2,612             2,612

          Total current liabilities             38,884            32,408

Notes payable under revolving loan              33,153            12,095
Long term debt
     less current maturities                     3,873             3,193

Capital lease obligations
     less current maturities                     8,781             9,148

Other noncurrent liabilities                       989               793

Deferred income taxes                            2,346             2,346

          Total liabilities                     88,026            59,983

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,098,261 shares and 5,089,823 shares
  respectively                                       1                 1
Additional paid-in capital                      54,469            54,396

Retained earnings since June 2, 1991            21,717            18,428

          Total stockholders' equity            76,187            72,825

          Total liabilities and
               stockholders' equity           $164,213          $132,808

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen               For the Thirty-Nine
                                                     Week Periods                    Weeks Periods

                                           November 2,      October 27,        November 2,   October 27,
                                              1997            1996                1977         1996
                                          ____________      ____________       __________    __________
Net sales ...............................      $76,163           $64,857        $225,898     $192,631
Cost of sales ...........................       49,449            43,201         148,781      129,013

          Gross margin ..................       26,714            21,656          77,117       63,618

Selling, general
     and administrative .................       23,020            18,661          65,801       54,119

Depreciation
     and amortization ...................        1,233               943           3,447        2,732


          Total operating expenses ......       24,253            19,604          69,248       56,851


Income from operations ..................        2,461             2,052           7,869        6,767

Interest expense.........................          980               912           2,483        2,504

Earnings
    before income taxes .................        1,481             1,140           5,386        4,263

Income tax expense ......................          578               439           2,099        1,635


     Net earnings .......................         $903              $701          $3,287       $2,628



Earnings per common and
 common equivalent share ................        $0.18             $0.17           $0.64        $0.65

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
(Unaudited)
                                               For the Thirty-Nine Week
                                                    Periods Ended
                                        November 2, 1997    October 27, 1996
                                       -----------------    ----------------

Cash flows from operating activities:

     Net Earnings                               $3,287             $2,628
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

          Amortization of
            debt financing costs                    30                 30
          Deferred income tax benefit                0                 52
          Depreciation and amortization          3,448              2,732
          LIFO expense                             170                180
          Increase in inventories              (31,668)           (18,357)
          Increase in accounts payable           9,241              8,283
          Increase in receivables                 (721)            (1,279)
          Decrease (increase)
            in other current assets                249               (669)
          Increase in accrued taxes
            other than income                      368                518
          Increase (decrease) in accrued
            salaries and commissions              (868)            (1,359)
          (Decrease) in income taxes payable    (2,345)               717
          Decrease (increase)in other
            liabilities                            266                (21)
          Net cash used in
            operating activities               (18,543)            (6,545)

Cash flow from investing activities:

        Capital expenditures                    (9,740)            (9,537)
        Net cash used in
          investing activities                  (9,740)            (9,537)


Cash flow from financing activities:

       Proceeds from stock issuance                  0             10,757
        Proceeds from exercise of
          outstanding stock options                 75                  0
        Increase in revolving loan              21,058              5,131
        Principal payments on
          long term notes                       (1,091)              (636)

        Principal payments on
          capital leases                          (456)              (478)

        Increase in long term notes              1,870              2,826

        Debt issue costs                           (43)               (10)

        Net cash provided by
          financing activities                  21,413             17,590


        Net increase (decrease) in cash         (6,870)             1,508
        Cash at beginning of period              7,538                177
        Cash at end of period                     $668             $1,685

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending

                    November 2, 1997              5,158,828
                    October 27, 1996              4,147,651

                    Thirty-Nine Weeks Ending

                    November 2, 1997              5,143,419
                    October 27, 1996              4,072,455

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)

[CAPTION]

The thirteen weeks ended November 2, 1997 and October 27, 1996 are referred to herein as the third quarter of fiscal 1998 and 1997, respectively.
As used below the term "competitive market" refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term "non-competitive market" refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

	Net earnings increased 28.9% for the third quarter of fiscal 1998 to $903, an increase of $202 over the net earnings of $701 for the third quarter of fiscal 1997. The Company has had 19 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter). Gross margins improved for the third quarter of fiscal 1998 to 35.1%, compared to 33.4% in the prior year's third quarter.

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 1998, the Company opened 5 stores, all of which were in new, non-competitive markets, resulting in a quarter end total of 209 stores. For the thirty-nine week period ending November 2, 1997, the Company opened 24 stores. As of November 2, 1997, 76% of the stores are in non-competitive markets.

	Net sales for the third quarter of fiscal 1998 increased $11,306 or 17.4% to $76,163 compared to $64,857 for the third quarter of fiscal 1997. Net sales for the prototype Class 18 ALCO stores open the full period in both the third quarter of fiscal 1998 and fiscal 1997 (comparable stores) increased $450 or 2.2%. The Duckwall variety stores produced an increase of $226 or 7.2% compared to the third quarter of the prior fiscal year. Net sales for all stores open the full period increased $692 or 1.2% compared to the third quarter of the prior fiscal year.

	Net sales for the thirty-nine week period ending November 2, 1997 increased $33,267 or 17.3% to $225,898 compared to $192,631 in the comparable thirty-nine week period of the prior fiscal year. Net sales of comparable stores increased by $1,525, or .8% for the thirty-nine week period ending November 2, 1997 compared to the thirty-nine week period of the prior fiscal year.

	Gross margin for the third quarter of fiscal 1998 increased $5,058 or 23.4% to $26,714 compared to $21,656 in the third quarter of fiscal 1997. Gross margin as a percentage of sales was 35.1% for the third quarter of fiscal 1998 compared to 33.3% in the third quarter of fiscal 1997. The improvement in the gross margin percentage was primarily due to a higher markup on purchases and lower markdowns.

        Gross margin for the thirty-nine week period ended November 2, 1997 was $77,117, which was $13,499 or 21.2% higher than last year's thirty-nine week gross margin of $63,618. As a percent of net sales, gross margin for the thirty-nine week period ended November 2, 1997 was 34.1% compared to 33.0% in the thirty-nine week period of the prior fiscal year.

	Selling, general and administrative expense increased $4,359 or 21.6% to $23,020 in the third quarter of fiscal 1998 compared to $18,661 in the third quarter of fiscal 1997, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 1998 was 30.2%,
        compared to 28.8% in the third quarter of fiscal 1997.   The increase
        was due to increased payroll costs, due in part to an increase in the minimum wage.

	Selling, general and administrative expenses increased $11,681 or 21.5% to $65,800 for the thirty-nine week period ended November 2, 1997 compared to $54,119 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.1% for the thirty-nine week period ended November 2, 1997 compared to 28.1% in the comparable thirty-nine week
        period last year.   The increase in selling, general and administrative
        expense in fiscal 1998 is primarily due to an increase in the number of stores and the impact of the minimum wage increase.

	Depreciation and amortization expense increased $290 or 30.7% to $1,233 in the third quarter of fiscal 1998 compared to $943 in the third quarter of fiscal 1997. The increase is due to additional buildings and equipment associated with the store expansion program.

	Income from operations increased $409 or 20.0% to $2,461 in the third quarter of fiscal 1998 compared to $2,052 in the third quarter of fiscal 1997. Income from operations as a percentage of net sales was 3.2% in the third quarter of both fiscal years.

	Income from operations increased $1,102 or 16.3% to $7,869 for the thirty-nine week period ended November 2, 1997 compared to $6,767 in the comparable thirty-nine week period of the prior fiscal year.

	Interest expense increased $68 or 7.5% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

	Net earnings for the third quarter of fiscal 1998 were $903, an increase of $202 or 28.9% over the net earnings of $701 for the third quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

	The Company has temporarily increased its revolving loan credit facility from $35,000 to $45,000 to meet its credit needs for the holiday season. The increased line is available for the period September 1, 1997 to December 31, 1997, and is under the same terms and conditions as the original credit facility. The Company expects this additional credit line to be sufficient to meet all of its seasonal credit needs.

        At November 2, 1997 working capital (defined as current assets less current liabilities) was $79,058 compared to $60,434 at the end of fiscal 1997.

	Cash used by operating activities in the first three quarters of fiscal 1998 and 1997 was $18,543 and $6,545 respectively. The increase in the amount of cash used by operating activities in the first three quarters of fiscal 1998 in relation to the comparable period of fiscal 1997 was primarily due to purchases of inventory for a larger number of store openings and a smaller increase in the trade accounts payable build up relative to the overall increase in inventory levels.

	The Company generated cash from financing activities in the first three quarters of fiscal 1998 and 1997 of $21,413 and $17,590, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets. In fiscal 1997, cash generated from financing activities included $10,757 from a secondary offering of stock, a $1,000 mortgage secured by certain company fixed assets and a $1,668 leaseback of computer equipment.

	Cash used for acquisition of property and equipment in the first three quarters of fiscal 1998 and 1997 totaled $9,740 and $9,537, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1998, principally for store buildings and store and warehouse fixtures and equipment, are approximately $14,000.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

[CAPTION]

	The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share ("Statement 128") which replaces the current accounting standard regarding computation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. If Statement 128 had been adopted, on a pro-forma basis, for the 13 weeks and 39 weeks ended November 2, 1997 and October 27, 1996, there would have been no effect on the amount of earnings per share as presented in the accompanying financial statements.

	In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP) REPORTING ON THE COSTS
        OF START-UP ACTIVITIES. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if approved, would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes store pre-opening costs and amortizes such costs over the initial twelve months of a store's operations. Pre-opening costs capitalized, net of accumulated amortization, at November 2, 1997 are $1,195. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new stores opened. Generally, pre-opening costs would be recognized during the two months prior to a store commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.

	The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. In 1998, the Company will commence, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company. Until the Company has undertaken this year 2000 project, the Company will not know the total cost of the conversion and whether it will be material to the future financial results or financial condition of the Company.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended November 2, 1997.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, December 16, 1997           /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer