Form 10-K
period 1998-02-01
DUCKWALL ALCO STORES INC
filed 1998-04-30
CIK 30302

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 1998

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________

                         Commission File Number 0-20269

                            DUCKWALL-ALCO STORES, INC.
             (Exact name of registrant as specified in its charter)

         Kansas                                       48-0201080
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)               Identification No.)

         401 Cottage Street
         Abilene, Kansas                              67410-2832
         (Address of principal executive offices)     (Zip Code)


         Registrant's telephone number including area code: (785) 263-3350

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

          Yes  [ X ]          No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Yes  [   ]          No  [   ]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes  [ X ]          No  [   ]

     At March 16, 1998, there were 5,098,761 shares of Common Stock outstanding, of which 2,458,474 shares were owned by affiliates.

     Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

<PAGE 1>

PART I

ITEM 1.  BUSINESS

History

     Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation at the turn of the century in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO
discount store.   In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of May 1, 1998, the Company operates 243 retail stores located in the central United States, consisting of 156 ALCO retail discount stores and 87 Duckwall variety stores.

     The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

     The Company, which was established in 1901, is a regional retailer operating 243 stores in 18 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of merchandise.

     Of the Company's 156 ALCO discount stores, 112 stores are located in communities that do not have another full service discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other competitors in the market. The ALCO discount stores account for 93% of the Company's net sales. While the current ALCO stores average 21,700 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space, which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores ("Class 18 Stores").

     The Company's 87 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 7% of the Company's net sales, average approximately 5,500 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offers the Company the opportunity to serve the needs of a community that would not support a full service retail discount store with a reduced investment per store and a higher return on investment than the Company's average.

     All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.


Business Strategy

The Company believes that its improved operating performance and financial condition over the last five fiscal years is the result of the focused execution of a business strategy that includes the following key components:

  Markets:
    The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another discount retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in the closing of existing stores. Since 1991, the Company has opened 91 ALCO discount stores (with an approximate average size 18,300 square feet of selling space) and 73 Duckwall variety stores. Except for seven stores, each of the new
    ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a discount retailer.

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

  Technology:
    The Company is continually improving its management information technologies to reduce costs, improve customer service, and enhance general business planning. The Company's accounting and information systems, merchandise planning, and inventory planning systems have recently been enhanced and are in the process of being implemented.
    In 1996 the Company began a $2.3 million project to update the back office equipment and software being used at the ALCO stores for sales processing. The Company expects this project to extend the life of the current point-of-sale equipment, as well as improve efficiencies in training and operations. The majority of this project is expected to be completed in fiscal 1999. In conjunction with the project, the discount stores will receive radio frequency hand held devices to allow for additional efficiencies in processing inventory receipts and counts.

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


Store Development

     The Company plans to open at least 15 ALCO stores and 20 Duckwall stores during fiscal year 1999, and a minimum of 12 ALCO stores and 15 Duckwall stores during each of the fiscal years 2000 and 2001.

     The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. Since fiscal 1995, the Company has opened a total of 59 ALCO stores with an average selling area of approximately 18,500 square feet, and 53 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:

                                                                       Year-to-Date
                     1996              1997              1998              1999

                 ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL
Stores Opened      13         8      15        15      25        15       6        15
Stores Closed       2         1       1         0       0         0       2         1
Net New Stores     11         7      14        15      25        15       4        14


<PAGE 3>

     The Company intends to utilize the 18,000 square foot store profile for new ALCO store openings. Currently, the Company owns 29 ALCO and 3 Duckwall locations, and leases 127 ALCO and 84 Duckwall store locations. The Company's present intention is to lease all new Duckwall stores. The Company may own some of the ALCO locations, but will, in general try to lease those store locations.

       Before entering a new market with an ALCO store, the Company analyzes available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market as part of a screening process. The process involves an objective review of selection criteria including, among other factors, distance and drive time to discount retail competitors, demographics, retail sales levels, existence and stability of major employers, location of county government and distance from the Company's warehouse. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site.
  There are currently approximately 150 communities known by the Company to have met the Company's market selection process. The Company is in the site selection and/or procurement process in approximately 16 of those markets, each of which has been approved by the Company for a new ALCO location. The Company performs a similar site selection process with new Duckwall stores. However, the process is condensed given the low opening and closing costs of a Duckwall location.

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


Purchasing

       Procurement and merchandising of products is directed by the Company's Vice President - Merchandise who reports to the Company's President. The Vice President - Merchandise is supported by a staff of four divisional merchandise managers who are each responsible for specific product categories. The Company employs 22 merchandise buyers and two assistant buyers who each report to a divisional merchandise manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

       The Company purchases its merchandise from approximately 2,250 suppliers. The Company does not utilize long-term supply contracts. No single supplier accounted for more than 3% of the Company's total purchases in fiscal 1998 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.


Pricing

       Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. Promotions on various items are offered approximately 40 times a year through advertising circulars, with two additional circulars for the larger stores. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

<PAGE 4>

Distribution and Transportation

       The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 156 ALCO discount stores and 87 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. This distribution center ships to each of the Company's stores once a week through its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") as well as through irregular route common carriers. The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

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

       In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's discount stores have point-of-sale computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. In fiscal 1997 the Company began a $2.3 million project to update the back office equipment and software being used at the ALCO stores for sales processing. The Company expects this project to extend the life of the point-of-sale equipment currently being used, as well as improve efficiencies in training and operations. The majority of this project is expected to be completed in fiscal 1999. In conjunction with the project, the discount stores will receive radio frequency hand held devices to allow for additional efficiencies in processing inventory receipts and counts.

       Approximately 550 of the Company's merchandise suppliers currently participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. When fully implemented, EDI will permit these and additional vendors to transmit advance shipment notices to the Company and receive sales history from the Company.

<PAGE 5>

Store Locations

       As of May 1, 1998, the Company operated 156 ALCO stores in 17 states located in smaller communities in the central United States. Of the ALCO stores, 29 are owned and 127 are operated under real estate leases. The ALCO stores average approximately 21,700 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 87 Duckwall stores in ten states, three of which are owned, and 84 are leased. The geographic distribution of the Company's stores is as follows:

  Store Locations (243)

       Duckwall Stores (87)

       ARKANSAS (1)         KANSAS (continued)   MISSOURI (1)         SOUTH DAKOTA (1)
         Little Rock          Cottonwood Falls     Salisbury            Miller
                              Oberlin
       COLORADO (5)           Plainville         NEBRASKA (7)         TEXAS (19)
         Brush                Sedan                Geneva               Spur
         Walsenburg           Hoisington           Chappel              Stratford
         Las Animas           Johnson              Kimball              Clarendon
         Rocky Ford           LaCrosse             Neligh               Hemphill
         Akron                Osage City           Cambridge            McCamey
                              Clearwater           Oxford               Floydada
       IOWA (3)               Osborne              Imperial             Kingsland
         Manning              Ness City                                 Ozona
         Villisca             Elkhart            NEW MEXICO (1)         Bridgeport
         Belmond              Minneapolis          Clayton              Crane
                              Washington                                Olney
       KANSAS (39)            Meade              OKLAHOMA (10)          Jewett
         Belleville           Sterling             Beaver               Eldorado
         Lincoln              Caldwell             Shattuck             Memphis
         Council Grove        Stafford             Hooker               Iraan
         Wamego               Pleasanton           Seiling              Tahoka
         Marion               Coldwater            Wewoka               Big Lake
         Scott City           Hill City            Enid                 Wills Point
         Horton               Atwood               Okeene               Pittsburg
         Ulysses              Leoti                Canton
         Hugoton              Kinsley              Buffalo
         WaKeeney             Herington            Waynoka
         Greensburg           Smith Center
         St. John             Syracuse

<PAGE 6>


       ALCO Stores (156)
       ARIZONA (3)          IOWA (10)            NEBRASKA (17)        OHIO (4)
         Springerville        Atlantic             Beatrice             New Bremen
         Holbrook             Perry                McCook               Paulding
         Taylor               Estherville          Fremont              Wapakoneta
                              Knoxville            Norfolk              Delphos
       ARKANSAS (5)           Vinton               Alliance
         Russellville         West Union           Sidney             SOUTH DAKOTA (8)
         Hot Springs          Garner               North Platte         Lead
         DeWitt               Clarinda             Nebraska City        Milbank
         Conway               Emmetsburg           Ogallala             Webster
         Hardy                Waukon               O'Neill              Canton
                                                   Valentine            Sisseton
       COLORADO (8)         KANSAS (25)            Gordon               Redfield
         Fort Morgan          Abilene              West Point           Chamberlain
         Commerce City        Salina               Cozad                Wagner
         Canon City           Concordia            Gering
         Burlington           Garden City          Ord                TEXAS (22)
         Yuma                 Hays                 Albion               Pampa
         Wray                 Larned                                    Dalhart
         Monte Vista          Pratt              NEW MEXICO (7)         Perryton
         Springfield          Goodland             Roswell              Monahans
                              Manhattan            Portales             Andrews
       ILLINOIS (8)           Newton               Grants               Kermit
         Havana               Hutchinson           Belen                Spearman
         Shelbyville          Junction City        Tucumcari            Vernon
         Newton               So. Hutchinson       Lovington            Littlefield
         Gibson City          Medicine Lodge       Bloomfield           Winnsboro
         Nashville            Kingman                                   Dimmitt
         Virden               Lyons              NORTH DAKOTA (7)       Cameron
         Red Bud              Fredonia             Carrington           Alpine
         Hillsboro            Beloit               Rolla                Tulia
                              Eureka               Langdon              Muleshoe
       INDIANA (13)           Sabetha              Oakes                Clifton
         Cambridge City       Hillsboro            Lisbon               Coleman
         Brookville           Phillipsburg         Mayville             Slaton
         Hartford City        Ellsworth            Grafton              Canadian
         Ligonier             Anthony                                   Mt. Vernon
         Nappanee             Garnett            OKLAHOMA (8)           Hereford
         Knox                                      Fairview             Sonora
         Tipton             MINNESOTA (6)          Cordell
         New Castle           Spring Valley        Watonga            UTAH (2)
         Demotte              Caledonia            Cherokee             Roosevelt
         Versailles           Paynesville          Pawhuska             Moab
         Goshen               Olivia               Wilburton
         N. Manchester        Long Prarie          Frederick          WYOMING (3)
         Winimac              Warroad              Nowata               Lander
                                                                        Rawlins
                                                                        Diamondville



<PAGE 7>

Competition

       While the discount retail business in general is highly competitive, the Company's business strategy is to locate its ALCO discount stores in smaller markets where there is no direct competition with larger national or regional full-line discount chains, and where it is believed no such competition is likely to develop. Accordingly, the Company's primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at discount prices in a primary trade area population under 16,000 that does not have a large national or regional full-line discount store. The Company believes that trade area size is a significant deterrent to larger national and regional full-line discount chains. Duckwall variety stores, being located in very small markets, face limited competition and, like the ALCO stores, emphasize the convenience of location to the primary customer base.

       In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line retail discount stores in 32 of its ALCO markets, and another 12 ALCO stores are in direct competition with regional full-line discount stores. Of the last 106 ALCO stores opened, only seven are in direct competition with a national or regional full-line discount retailer.
  The competing regional and national discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are extremely price competitive in some lines of merchandise. Where there are no discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers and manufacturers outlets. The Company has experienced no direct competition from national or regional full-line discount retailers in any of the 95 Class 18 markets in which it has opened a store.

Employees

       As of April 1, 1998, the Company employed approximately 4,850 people, of whom approximately 450 were employed in the general office or distribution center in Abilene, 3,800 in the ALCO stores and 600 in the Duckwall stores. Approximately 3,000 additional employees are hired on a seasonal basis, most of whom are sales personnel. No labor organization is the collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.




ITEM 2.	PROPERTIES.

       The Company's facilities in Abilene, Kansas consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

       The Company owns the general office and leases the Distribution Center under the terms of a lease that was entered into with the City of Abilene, Kansas in connection with the issuance of certain industrial revenue bonds issued by the City. Rental payments are required under the lease in such amounts and at such times as are sufficient to pay the principal and interest becoming due on the bonds. The Company has an option to purchase the facility for a nominal amount upon the payment in full of the bonds. See Note 3 of Notes to Consolidated Financial Statements.

       Twenty-nine of the ALCO stores and three Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in leased properties. Such ALCO leases expire as follows: approximately 210,521 square feet (5.1%) expire between May 1, 1998 and January 31, 1999; approximately 340,219 square feet (8.2%) expire between February 1, 1999 and January 31, 2000; and approximately 336,397 square feet (8.2%) expire between February 1, 2000 and January 31, 2001. The remainder expire through 2014. All Duckwall store leases have terms of seven years or less.

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

       No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 1, 1998.


ITEM 4A. 	EXECUTIVE OFFICERS OF THE COMPANY.

       The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of May 1, 1998.

   Name                            Age     Position
   Glen L. Shank                    53     Chairman of the Board and President
   James E. Schoenbeck              54     Vice President -
                                           Operations and Advertising
   James R. Fennema                 47     Vice President-Merchandise
   Richard A. Mansfield             42     Vice President-Finance and Treasurer
   Charles E. Bogan                 62     Vice President,
                                           Secretary and General Counsel

__________

  Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

       Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988,
  Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company. Mr. Shank has approximately 31 years of experience in the retail industry.

       James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 24 years of experience in the retail industry.

        James R. Fennema has served as Vice President-Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States. For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer. Mr. Fennema has approximately 25 years of experience in the retail industry.

       Richard A. Mansfield has served as Vice President-Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of speciality farm and ranch stores located in the midwest. For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 17 years of experience in the retail industry.

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

<PAGE 9>

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

       The Common Stock of the Company is quoted on the Nasdaq National Market under the symbol "DUCK." The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 1998, 1997 and 1996 and for the fourth quarter of fiscal 1995, (the only full quarter period during that fiscal year for which the Common Stock was so quoted).


       Fiscal 1995                               High             Low
       -------------------------          -----------      ----------
         Fourth quarter                       $  9.75         $  9.00

       Fiscal 1996
       -------------------------
         First quarter                        $  9.75         $  8.75
         Second quarter                         10.75            8.75
         Third quarter                          11.88           10.38
         Fourth quarter                         11.25            9.50

        Fiscal 1997
        ------------------------
          First quarter                        $11.63         $  8.75
          Second quarter                        15.50           12.88
          Third quarter                         14.50           12.25
          Fourth quarter                        16.75           12.25

        Fiscal 1998
        ------------------------
          First quarter                       $ 14.50         $ 13.00
          Second quarter                        13.88           11.50
          Third quarter                         17.50           12.75
          Fourth quarter                        15.88           14.50


       As of April 3, 1998, there were approximately 1,369 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last three fiscal years, and is currently prohibited from paying such dividends by the terms of the Second Amended and Restated Loan Agreement dated as of October 18, 1995, among the Company, BA Business Credit, Inc., and Transamerica Business Credit Corporation.

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

                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------
                                      February 1,     February 2,     January 28,     January 29,     January 30,
                                             1998            1997            1996            1995            1994
                                      -----------     -----------     -----------     -----------     -----------
Statements of Operations Data
  Net Sales                              $323,254        $278,819        $256,454        $242,144        $225,903
  Cost of Sales                           212,982         186,531         173,296         163,180         154,217
  Gross Margin                            110,272          92,288          83,158          78,964          71,686
  Selling, general
    and administrative
    expenses                               89,661          75,630          69,018          65,477          59,432
  Depreciation and amortization             4,805           3,773           3,093           3,280           3,950
  Income from operations                   15,806          12,885          11,047          10,207           8,304
  Interest expense                          3,525           3,033           2,958           3,390           4,091
  Other expense, net                            0               0            (185)            156             823
  Earnings before income taxes             12,281           9,852           8,274           6,661           3,390
  Income tax expense                        4,790           3,794           3,144           2,531           1,130
  Net earnings                             $7,491          $6,058          $5,130          $4,130          $2,260
  Per Share Information:
    Earnings per share: (1)
      Basic                                 $1.47           $1.41           $1.28           $1.56            $.81
      Diluted                                1.46            1.40            1.28            1.54             .81
    Weighted average shares outstanding: (2)
      Basic                             5,096,322       4,299,502       3,999,488       2,648,246       2,000,000
      Diluted                           5,148,818       4,339,822       4,014,351       2,680,216       2,002,548

  Operating Data
  Stores open at year-end                     225             185             156             138             121
  Stores in non-competitive markets
    at year-end (3)                           176             137             110              91              72
  Percentage of total stores in
    non-competitive markets (3)              78.2%           74.1%           70.5%           65.9%           59.5%
  Net sales of stores
    in non-competitive markets (3)        $224,117        $177,939        $151,733        $132,743        $112,590
  Percentage of net sales
    from stores in
    non-competitive markets (3)              69.3%           63.8%           59.2%           54.8%           49.8%
  Comparable store sales for
    all stores (4)                             .6%           (2.9%)          (3.2%)           1.1%             ---
  Comparable store sales for stores
    in non-competitive markets (3)(4)         1.6%           (1.3%)          (1.0%)           2.7%            4.0%

Balance Sheet Data
  Total assets                            $158,114        $132,808        $107,723         $92,202         $84,282
  Total debt (includes capital
    lease obligation and
    current maturities)                     39,718          26,285          24,551          16,805          30,244
  Redeemable common stock purchase
     warrant                                     0               0               0               0           2,303
  Stockholders' equity                      80,394          72,825          53,061          47,100          26,553


  (1) Earnings per share for fiscal 1994 includes the dilutive effect of accretion in the carrying value of a redeemable common stock purchase warrant of $645.

  (2) The Company has adopted SFAS No. 128, Earnings Per Share which requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

  (3) "Non-competitive" markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company. The Company's stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 "Business-Competition."

  (4) Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.

<PAGE 11>

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

       EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

       Reference is hereby made to the description of the Company's business appearing in Item 1.

       The Company's fiscal year ends on the Sunday closest to January 31. Fiscal 1998 and 1996 consisted of 52 weeks, and fiscal 1997 consisted of 53 weeks.


       As used below, the term "competitive market" refers to any market in which there is one or more national or regional full-line discount stores located in the primary market served by the Company. The term "non-competitive market" refers to any market in which there is no national or regional full-line discount store located in the primary market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources. See Item 1.

  Results of Operations

       The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                          Fiscal Year Ended
                                              _______________________________________
                                              February 1,   February 2,   January 28,
                                                     1998          1997          1996
--------------------------------------------- -----------   -----------   -----------
Net sales....................................       100.0%        100.0%        100.0%
Cost of sales................................        65.9          66.9          67.6
Gross margin.................................        34.1          33.1          32.4
Selling, general and administrative expenses.        27.7          27.1          26.9
Depreciation and amortization................         1.5           1.4           1.2
Total operating expenses.....................        29.2          28.5          28.1
Income from operations.......................         4.9           4.6           4.3
Interest expense.............................         1.1           1.1           1.2
Other expense, net...........................          .0            .0           (.1)
Earnings before income taxes.................         3.8           3.5           3.2
Income tax expense...........................         1.5           1.3           1.2
Net earnings.................................         2.3%          2.2%          2.0%


Fiscal 1998 Compared to Fiscal 1997

     Net sales for fiscal 1998 increased $44.4 million or 15.9% to $323.3 million compared to $278.8 million for fiscal 1997. During fiscal 1998, the Company opened 40 stores, 38 of which were in new non-competitive markets, resulting in a year end total of 225 stores. Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 1998 and 1997 (comparable stores), as adjusted to a comparable 52 week year, increased by $1.6 million or .6% in fiscal 1998 compared to fiscal 1997. Sales in non-competitive ALCO stores increased $2.2 million, or 1.5% and the Duckwall variety stores produced an increase of $538,000, or 3.2%.

     Gross margin for fiscal 1998 increased $18.0 million or 19.5% to $110.3 million compared to $92.3 million in fiscal 1997. As a percentage of net sales, gross margin increased 1.0% to 34.1% in fiscal 1998 from 33.1% in fiscal 1997. The increase was a result of higher initial markons on purchases in fiscal 1998, as well as LIFO income of $1.0 million, compared to fiscal 1997. The Company anticipates that gross margin as a percentage of net sales should continue to improve in future periods as the new stores opened in non-competitive markets contribute an increasing percentage of total sales. This improvement should occur because stores in non-competitive markets have a higher gross margin percentage (due to a lower percentage of net sales at promotional pricing and with a lower promotional markdown rate), than the average of all stores (including those stores in competitive markets), and because the Company expects to continue to focus its store expansion in additional non-competitive markets. Management does not anticipate LIFO income to be a general trend for future years, in as much as there is a general expectation for moderate inflation in the cost of merchandise, a factor that generally yields LIFO expense.

<PAGE 12>


     Selling, general and administrative expenses increased $14.0 million or 18.6% to $89.6 million in fiscal 1998 compared to $75.6 million in fiscal 1997, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% in fiscal 1998 from 27.1% in fiscal 1997. The increase was due to store opening costs associated with the 40 stores opened.

     Income from operations increased $2.9 million, or 22.7% to $15.8 million in fiscal 1998 compared to $12.9 million in fiscal 1997. Income from operations as a percentage of net sales increased to 4.9% in fiscal 1998 from 4.6% in fiscal 1997.

     Interest expense increased $492,000 or 16.2% in fiscal 1998 compared to fiscal 1997. The increase results from higher borrowing levels to fund the purchases of merchandise, fixtures, and owned store buildings for the store expansion program.

     Income taxes were $4.8 million in fiscal 1998 compared to $3.8 million in fiscal 1997. The Company's effective tax rate was 39% in fiscal 1998, and 38.5% in fiscal 1997.

     Net earnings for fiscal 1998 increased by $1.4 million or 23.7% to $7.5 million compared to $6.1 million in fiscal 1997.


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

<PAGE 13>

Seasonality and Quarterly Results

       The following table, sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 1996, 1997, and 1998.


                                 First         Second          Third         Fourth
                               Quarter        Quarter        Quarter        Quarter
                                                 (dollars in millions)
--------------------------  ----------     ----------     ----------     ----------


Fiscal 1996
  Net sales                      $55.0          $62.6          $60.8          $78.1
  Gross margin                    18.2           20.2           19.7           25.1
  Income from operations           1.6            2.4            1.8            5.2
  Net earnings                      .6            1.0             .6            2.9


Fiscal 1997
  Net sales                      $59.3          $68.4          $64.9          $86.2
  Gross margin                    19.6           22.3           21.7           28.7
  Income from operations           1.8            2.9            2.1            6.1
  Net earnings                      .7            1.2             .7            3.5

Fiscal 1998
  Net sales                      $69.3          $80.5          $76.2          $97.3
  Gross margin                    23.7           26.7           26.7           33.2
  Income from operations           2.1            3.3            2.5            7.9
  Net earnings                      .9            1.5             .9            4.2



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


Inflation

       Management does not believe that its operations have been materially affected by inflation over the past few years. The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions. In 1996, Congress enacted The Small Business Job Protection Act of 1996 ("the Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act will increase the Company's payroll expense. The Company intends to continue to offset this increase in expense through the implementation of measures, including, but not limited to, reducing employee hours and increasing gross margins.


Liquidity and Capital Resources

       At the end of fiscal 1998, working capital (defined as current assets less current liabilities) was $76.0 million compared to $60.4 million at the end of fiscal 1997 and $47.4 million at the end of fiscal 1996.

       The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. Additionally, the Company sold 1.089 million shares of its common stock to the public, primarily in the third quarter of fiscal 1997, generating net proceeds to the Company of $13.1 million. The purpose of the offering was to fund store expansion. The funds were used to pay down temporarily the revolving credit facility, pending the investment of the funds in new stores.

       Cash provided (used) by operating activities aggregated ($6.8) million, $4.2 million, and $.9 million in fiscal 1998, 1997 and 1996, respectively. The decrease in cash provided in fiscal 1998 relative to fiscal 1997 resulted primarily from an increase in inventory needed to support the forty new store openings. The increase in cash provided in fiscal 1997 relative to fiscal 1996 resulted primarily from an increase in income taxes payable, as well as additional depreciation and LIFO expense.

<PAGE 14>

       The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling periods and to meet other short-term cash requirements. The revolving loan credit facility, which provides up to $85.0 million of financing in the form of notes payable and letters of credit, was executed in April 1998 and will expire in April 2001. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

       In fiscal 1998, the Company made net cash borrowings against its revolving credit facility of $13.5 million, incurred $1.9 million of new long term debt, and made cash payments of $1.9 million to reduce its long-term debt and capital lease obligations. In fiscal 1997 and 1996, the Company has made net cash payments of $1.7 million and net cash borrowings of $8.3 million, respectively. The fiscal 1997 cash payments included the temporary use of the proceeds from the public offering. The Company executed operating leases for 80 additional stores during the three year period ending in fiscal 1998. The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 40 new stores were opened in fiscal 1998 and least 35 new stores are scheduled to be opened in fiscal 1999. The Company believe that with the new $85 million line of credit, sufficient capital is available to fund the Company's planned expansion.

       Cash used for acquisition of property and equipment in fiscal 1998, 1997 and 1996 totaled $11.7 million, $11.6 million and $8.8 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 1999, principally for store buildings and fixtures are $13.3 million.


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

Expansion Plans

       The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 35 stores in the current fiscal year and at least 27 stores in both fiscal 2000 and 2001. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control. These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.


Competition

       The Company's strategy is to locate its ALCO stores in smaller retail markets where there is no competing full-line discount retail store within the primary trade area and where the Company believes the opening of a store would significantly reduce the likelihood of such a competitor entering the market. No assurance can be given, however, that competition will not emerge in such markets which, if developed, could seriously reduce the prospect of a profitable store in such market. In those markets in which the Company has direct competition, it often competes with national or regional full-line discount stores which often have substantially greater financial and other resources than the Company.


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

       In 1996, Congress enacted The Small Business Job Protection Act of 1996 (the "Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act will

<PAGE 15>

  increase the Company's payroll expense. The Company intends to continue to offset this increase in expense through the implementation of measures, including, but not limited to, reducing employee hours and increasing gross margins (through increased prices and reduced costs). If these measures are not successful, the higher minimum wage could materially and adversely affect the Company.


Control by Significant Stockholder

       Kansas Public Employees Retirement System ("KPERS") is a principal stockholder of the Company, beneficially owning approximately 19% of the outstanding shares of Common Stock of the Company as of March 16, 1998.


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


Dependence on Officers

       The development of the Company's business has been largely dependent on the efforts of its current management team headed by Glen L. Shank and fourteen other officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.


No Recent Dividend Payments; Restrictions on Payment of Dividends

       The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock. The Company's current revolving loan credit facility prohibits the payment of dividends.

The Year 2000 Issue

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


Impact of new Accounting Pronouncement

       In April 1997, the American Institute of Certified Public Accountants issued a proposed Statement of Position (SOP) REPORTING ON THE COSTS OF START-UP ACTIVITIES. The proposed SOP requires that entities expense costs of start-up activities as they are incurred. The proposed SOP, if approved, would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes store pre-opening costs and amortizes such costs over the initial twelve months of a store's operations. Pre-opening costs capitalized, net of accumulated amortization, at February 1, 1998, are $1,567. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new stores opened. Generally, pre-opening costs would be recognized during the two months prior to a store commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.

<PAGE 16>

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company does not invest in any market risk sensitive instruments.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



                                                                    Page
  DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

  Independent Auditors' Report ............................           18

  Financial Statements:

       Consolidated Balance Sheets --
            February 1, 1998 and February 2, 1997 .........           19

       Consolidated Statements of Operations --
            Fiscal Years Ended February 1, 1998,
            February 2, 1997, and January 28, 1996 ........           21

       Consolidated Statements of Stockholders'
            Equity --
                 Fiscal Years Ended February 1, 1998,
                 February 2, 1997, and January 28, 1996 ...           22

       Consolidated Statements of Cash Flows --
            Fiscal Years
                 Ended February 1, 1998, February 2, 1997,
                 and January 28, 1996 .....................           23

       Notes to Consolidated Financial Statements .........           25



  Financial Statement Schedules:

       No financial statement schedules are included as they are not applicable to the Company.


<PAGE 17>


INDEPENDENT AUDITORS' REPORT



  The Board of Directors and Stockholders
  Duckwall-ALCO Stores, Inc.:


       We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiary as of February 1, 1998 and February 2, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 1, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiary as of February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 1998, in conformity with generally accepted accounting principles.


         /s/KPMG Peat Marwick LLP


            Wichita, Kansas
            March 20, 1998

<PAGE 18>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in Thousands)

February 1, 1998 and February 2, 1997

                                            February              February
Assets                                       1, 1998               2, 1997
Current assets:
  Cash and cash equivalents                $   2,555                7,538
  Receivables (note 3)                         3,158                3,160
  Inventories (notes 2 and 3)                103,445               80,359
  Prepaid expenses                             2,131                1,785

    Total current assets                     111,289               92,842

Property and equipment, at cost (note 3)
    Land                                       2,961                2,658
    Buildings and building improvements       25,041               20,991
    Furniture, fixtures and equipment         34,430               26,215
    Transportation equipment                   1,731                1,688
    Leasehold improvements                     6,115                4,623
    Construction work in progress                496                2,931
      Total property and equipment            70,774               59,106
     Less accumulated
      depreciation and amortization           30,627               26,527

        Net property and equipment            40,147               32,579

  Property under capital leases (note 5)      20,407               20,407
      Less accumulated amortization           13,811               13,100

        Net property under capital leases      6,596                7,307

  Debt financing costs                            82                   80

                                           $ 158,114              132,808


See accompanying notes to consolidated financial statements.

<PAGE 19>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Balance Sheets, Continued
(Dollars in Thousands)

February 1, 1998 and February 2, 1997


                                            February              February
Liabilities and Stockholders' Equity         1, 1998               2, 1997
Current liabilities:
  Current maturities of
    long-term debt (note 3)                $   1,333                1,242
  Current maturities of
    capital lease obligations (note 5)           518                  607
  Accounts payable                            19,009               17,127
  Income taxes payable                         2,272                2,345
  Accrued salaries and commissions             4,884                3,876
  Accrued taxes other than income              3,159                2,929
  Other current liabilities                    1,804                1,670
  Deferred income taxes (note 6)               2,324                2,612

    Total current liabilities                 35,303               32,408

  Notes payable under revolving loan
    credit facility (note 3)                  25,591               12,095
  Long-term debt, less
    current maturities (note 3)                3,646                3,193
  Capital lease obligations,
    less current maturities (note 5)           8,630                9,148
  Other noncurrent liabilities                   782                  793
  Deferred revenue                             1,272                    0
  Deferred income taxes (note 6)               2,496                2,346

      Total liabilities                       77,720               59,983


Stockholders' equity (notes 4, 7 and 8):

  Common stock, $.0001 par value,
    authorized 20,000,000 shares in
    1998 and 1997; issued and outstanding
    5,098,761 and 5,089,823 shares
    in 1998 and 1997, respectively                 1                    1

  Additional paid-in capital                  54,474               54,396
  Retained earnings since June 2, 1991        25,919               18,428

      Total stockholders' equity              80,394               72,825

Commitments (note 5)

                                           $ 158,114              132,808


See accompanying notes to consolidated financial statements.

<PAGE 20>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)

Fiscal Years Ended February 1, 1998, February 2, 1997, and January 28, 1996

                                            February            February            January
                                             1, 1998             2, 1997            28, 1996
--------------------------------------    ----------           ----------           ----------
Net sales                                 $  323,254              278,819              256,454
Cost of sales                                212,982              186,531              173,296

    Gross margin                             110,272               92,288               83,158

Selling, general
  and administrative (notes 4 and 5)          89,661               75,630               69,018
Depreciation and amortization                  4,805                3,773                3,093

    Total operating expenses                  94,466               79,403               72,111

    Income from operations                    15,806               12,885               11,047

Interest expense (notes 3 and 5)               3,525                3,033                2,958
Other income                                       -                    -                 (185)

    Earnings before income taxes (note 2)     12,281                9,852                8,274

Income tax expense (note 6)                    4,790                3,794                3,144

            Net earnings                       7,491                6,058                5,130

Earnings per share (note 9)
  Basic                                   $     1.47                 1.41                 1.28

  Diluted                                 $     1.46                 1.40                 1.28



See accompanying notes to consolidated financial statements.

<PAGE 21>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
(Dollars in Thousands)

Fiscal Years Ended February 1, 1998, February 2, 1997, and January 28, 1996

                                                        Retained
                                                        Earnings
                                          Additional       Since         Total
                                  Common     Paid-In     June 2,  Stockholders'
                                   Stock     Capital        1991        Equity
----------------------------  ----------  ----------  ----------  ------------

Balance, January 29, 1995     $        1      39,859       7,240        47,100
  Net earnings for the year
    ended January 28, 1996             -           -       5,130         5,130

  Tax benefit from net
    operating loss
    carryforward (note 6)              -         831           -           831

Balance, January 28, 1996              1      40,690      12,370        53,061
  Net earnings for the year
  ended February 2, 1997               -           -       6,058         6,058

  Tax benefit from net
    operating loss
    carryforward (note 6)              -         626           -           626

  Issuance of 1,089,000 common
    shares in secondary public
    offering (note 8)                  -      13,068           -        13,068

  Exercise of outstanding
    options to purchase
    1,313 common shares                -          12           -            12

Balance, February 2, 1997              1      54,396      18,428        72,825

  Net earnings for the year
    ended February 1, 1998             -           -       7,491         7,491

  Exercise of outstanding
    options to purchase
    8,938 common shares                -          78           -            78

Balance, February 1, 1998     $        1      54,474      25,919        80,394


See accompanying notes to consolidated financial statements.

<PAGE 22>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in Thousands)
Fiscal Years Ended February 1, 1998, February 2, 1997, and January 28, 1996

                                            February            February             January
                                             1, 1998             2, 1997             28, 1996
--------------------------------------    ----------           ----------           ----------
Cash flows from operating activities:

  Net earnings                            $    7,491                6,058                5,130

    Adjustments to reconcile net
    earnings to net cash provided by
    operating activities:

      Depreciation and amortization            4,805                3,773                3,093
      Amortization of debt
        financing costs                           43                   40                  180
      Deferred income taxes                     (138)                 162                  267
      Gain on sale or
        disposition of property
        and equipment                              -                  (37)                  (1)
      Gain on termination of store
        capital leases                             -                    -                 (185)
      LIFO expense (income)                     (950)                  55                 (378)
      Decrease (increase) in receivables           2                 (615)                (624)
      Increase in inventories                (22,136)              (8,779)              (8,830)
      Increase in prepaid expenses              (346)                (537)                (216)
      Increase in accounts payable             1,882                  792                2,420
      Increase (decrease)in income taxes
        payable                                  (73)               2,151                  163
      Increase in accrued
        salaries and commissions               1,008                  262                  502
      Increase in accrued taxes
        other than income                        230                  726                  264
      Increase (decrease) in
        other liabilities                        123                  120                 (895)
      Increase in deferred revenue             1,272                    -                    -
          Net cash provided by (used in)
          operating activities                (6,787)               4,171                  890

Cash flows from investing activities:
  Proceeds from sale of
    property and equipment                         -                   48                   67

  Acquisition of:
    Buildings                                 (4,112)              (4,124)              (4,403)
    Fixtures, equipment and
      leasehold improvements                  (7,550)              (7,538)              (4,502)

          Net cash used in
          investing activities               (11,662)             (11,614)              (8,838)

(Continued)

<PAGE 23>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(Dollars in Thousands)

Fiscal Years Ended February 1, 1998, February 2, 1997, and January 28, 1996

                                            February              February              January
                                             1, 1998               2, 1997              28, 1996
--------------------------------------    ----------           ----------           ----------

Cash flows from financing activities:
  Increase in notes
    payable under revolving
    loan credit facility                  $   13,496                   80               11,777
  Proceeds from stock issuance                     -               13,068                    -
  Proceeds from exercise of
    outstanding stock options                     78                   12                    -
  Proceeds from issuance of
    long-term debt                             1,870                3,110                    -
  Principal payments on
    long-term debt                            (1,326)                (819)              (2,849)
  Principal payments under
    capital lease obligations                   (607)                (637)                (617)
  Decrease in
    bank overdrafts                                -                    -                 (76)
  Debt financing costs                           (45)                 (10)                (110)

        Net cash provided by
        financing activities                  13,466               14,804                8,125

Net increase (decrease) in cash
  and cash equivalents                        (4,983)                7,361                  177
Cash and cash equivalents, at
  beginning of year                            7,538                  177                    -

Cash and cash equivalents,
  at end of year                          $    2,555                7,538                  177

See accompanying notes to consolidated financial statements.

<PAGE 24>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Dollars in Thousands Except Per Share Amounts)

Fiscal Years Ended February 1, 1998, February 2, 1997, and January 28, 1996


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

     (c)     Basis of Presentation
               The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 1998 and 1996 consist of 52 weeks, 1997 consists of 53 weeks.

     (d)     Inventories
               Store inventories are stated at the lower of cost or net realizable value as estimated by the retail inventory method. Warehouse inventories are stated at the lower of cost or net realizable value. The Company utilizes the last-in, first-out (LIFO) method of determining cost of store and warehouse inventories.

     (e)     Property and Equipment
               Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or ten years. Estimated useful lives are as follows:

               Buildings                                      25 years
               Building improvements                          10 years
               Furniture, fixtures and equipment             3-7 years
               Transportation equipment                        3 years
               Leasehold improvements                       5-10 years

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

<PAGE 25>

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

     (i)  Net Earnings Per Share
            In 1997, the Financial Accounting Standards Board issued
            SFAS No. 128, Earnings Per Share (Statement 128) which replaces the prior accounting standard regarding computation and presentation of earnings per share. Statement 128 requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. The Company adopted Statement 128 as of February 1, 1998 and, accordingly, earnings per share data for all periods presented in the accompanying consolidated financial statements and notes thereto has been computed in accordance with Statement 128.


     (j)  Consolidated Statements of Cash Flows
            During fiscal 1998, 1997 and 1996, the following amounts were paid for interest and income taxes:

                                                  1998       1997       1996

            Interest, excluding interest on
              capital lease obligations and
              amortization of debt financing
              costs (net of capitalized
              interest of $72 in fiscal
              1998 and $269 in fiscal 1997
              and $107 in fiscal 1996)         $ 2,431      2,083      2,061

            Income taxes                         5,001      1,481      2,714


            Noncash financing and investing activities for fiscal 1998, 1997 and 1996 consisted of:

              Tax benefit from net operating loss carryforward of $626 and $831 which increases additional paid-in capital in fiscal
              1997 and 1996, respectively (note 6).

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


     (l)  Long-Lived Assets
            Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has determined that a provision for impairment loss does not need to be recognized for fiscal 1998, 1997 and 1996.

     (m)  Stock-Based Compensation
	    The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In addition, SFAS No. 123, Accounting for Stock-Based Compensation, requires that pro forma net earnings and pro forma earnings per share disclosures be provided for employee stock option grants made in fiscal year 1996 and subsequent years as if the fair-value-based cost measurement method defined in SFAS No. 123 had been applied.

<PAGE 27>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(2)  Inventories
       Inventories at February 1, 1998 and February 2, 1997 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. The Company utilizes the LIFO method of valuing its inventories because, in the opinion of management, the LIFO method more nearly matches current costs with current revenue during periods of rising prices for financial reporting and income tax purposes. Inventories at February 1, 1998 and February 2, 1997 are summarized as follows:

                                                         1998            1997

          FIFO cost                                $  106,489          84,353
          Less LIFO reserve                            (3,044)         (3,994)

                  LIFO cost                        $  103,445          80,359

       Earnings before income taxes for fiscal 1998, 1997 and 1996 would have been decreased by $950, increased by $55 and decreased by $387, respectively, if the FIFO method of valuing inventories had been utilized.


(3)  Credit Arrangements, Notes Payable and Long-Term Debt
       The Company's loan agreement with its lenders provides a revolving loan credit facility of up to $45,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at the prime rate plus .5% on the Revolving Rate Loan and LIBOR plus 2.25% on the LIBOR Rate Loan and is generally limited to 55% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory, accounts receivable and intangible assets. The loan agreement contains various restrictions including limitations on additional indebtedness, the number of stores that may be opened in a fiscal year, sales of assets, and capital expenditures and financial covenants related to earnings, the ratio of earnings to fixed charges, working capital and tangible net worth, all as defined. The loan agreement prohibits the payment of dividends. The loan agreement expires in February 1999 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.

	   Notes payable outstanding at February 1, 1998 and February 2, 1997 under the revolving loan credit facility aggregated $25,591 and $12,095, respectively. The lender had also issued letters of credit aggregating $2,692 and $2,237, respectively, at such dates on behalf of the Company. The interest rate on outstanding borrowings at February 1, 1998 was 7.875% on the LIBOR Rate Loan and 9.0% on the Revolving Rate Loan payable monthly. The Company had additional borrowings available at that date under the revolving loan credit facility amounting to $16,717.



<PAGE 28>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(3) Credit Arrangements, Notes Payable and Long-Term Debt, Continued Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at February 1, 1998 and February 2, 1997 consisted of the following:

                                                        1998            1997

       7.15% to 9.5% obligations for Industrial
         Revenue Bonds, interest payable
         semi-annually with principal payments
         due annually until final maturity
         in 1999                                     $   600           1,000

       9.875% mortgage note payable due in
         monthly installments, including
         interest, through September 2001                408             498

       8.41% note payable due in monthly
         installments, including interest,
         through March 2001, secured
         by airplane                                     681             861

       8.77% note payable due in monthly
         installments, including interest,
         through December 2000, secured by
         certain equipment                              1,503          1,976

        9.3% note payable due in monthly
          installments, including interest,
          through March 2009, secured by
          buildings                                     1,787              -

      10% notes payable, due quarterly                      -            100
                                                        4,979          4,435
      Less current maturities                           1,333          1,242

      Long-term debt, less current maturities        $  3,646          3,193


      The Industrial Revenue Bonds were issued by a municipality to finance warehouse facilities of the Company. The facilities are leased by the Company and the Company has the option to purchase the facilities for a nominal sum at the expiration of the leases.

      Interest expense on notes payable and long-term debt in fiscal 1998, 1997 and 1996 aggregated $2,418, $1,853 and $1,706, respectively.

       Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next five years and thereafter in the aggregate as of February 1, 1998 are as follows:

         Fiscal Year:

           1999                                                     $ 1,333
           2000                                                      26,758
           2001                                                         893
           2002                                                         254
           2003                                                         143
           Thereafter                                                 1,189
                                                                    $30,570


<PAGE 29>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)



(4)  Employee Benefits
       The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Profit Sharing Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. The Company made profit sharing contributions for fiscal 1998, 1997 and 1996 of $800, $700 and $630, respectively.

       At February 1, 1998 and February 2, 1997, the Plan owned 81,553 shares of the Company's common stock.

(5)  Leases
       The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases in the accompanying consolidated balance sheets at February 1, 1998 and February 2, 1997 are as follows:

                                                1998            1997

        Buildings                           $ 16,624          16,624
        Fixtures                               3,783           3,783

                                              20,407          20,407

        Less accumulated amortization         13,811          13,100

            Net property under
            capital leases                  $  6,596           7,307

	The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

	Future minimum lease payments under all noncancelable leases together with the present value of the net minimum lease payments pursuant to capital leases as of February 1, 1998 are as follows:

          Fiscal Year:                            Capital           Operating

            1999                                 $  1,560            $  8,981
            2000                                    1,521               8,329
            2001                                    1,521               7,559
            2002                                    1,521               6,561
            2003                                    1,457               5,660
            Later years                             9,225              23,041

              Total minimum lease payments       $ 16,805            $ 60,131

          Less amount representing interest         7,657
          Present value of net minimum lease
            payments                                9,148
          Less current maturities                     518

          Capital lease obligations,
            less current maturities              $  8,630

<PAGE 30>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(5)  Leases, Continued
       Minimum payments have not been reduced by minimum sublease rentals of $152 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $59, $39 and $51 for fiscal 1998, 1997 and 1996, respectively.

       Interest on capital lease obligations in fiscal 1998, 1997 and 1996 aggregated $1,107, $1,180 and $1,252, respectively.

       The following schedule presents the composition of total rent expense for all operating leases for fiscal 1998, 1997 and 1996:

                                             1998         1997         1996

         Minimum rentals                 $  7,545        5,221        6,049
         Contingent rentals                   316          361          353
         Less sublease rentals               (104)        (124)        (111)

                                         $  7,757        5,458        6,291

(6)  Income Taxes
       Total income tax expense (benefit) for fiscal 1998, 1997 and 1996 was allocated as follows:

                                             1998         1997         1996

         Operations                      $  4,790        3,794        3,144
         Additional paid-in capital
           for the tax benefit from
           utilization of net operating
           loss carryforwards                   -        (626)        (831)

         Total income tax expense        $  4,790        3,168        2,313

         Income tax expense (benefit) attributable to operations for fiscal 1998, 1997 and 1996 consists of:

                                          Current     Deferred        Total
         1998:
              Federal                    $ 4,163          (116)       4,047
              State                          765          ( 22)         743

                                         $ 4,928          (138)       4,790

         1997:
              Federal                    $  3,061          136        3,197
              State                           571           26          597

                                         $  3,632          162        3,794

         1996:
              Federal                    $  2,417          224        2,641
              State                           460           43          503

                                         $  2,877          267        3,144


<PAGE 31>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(6)  Income Taxes, Continued


	The significant components of deferred income tax expense (benefit) attributable to operations for fiscal 1998, 1997 and 1996 are as follows:

                                             1998         1997         1996
	Deferred tax expense
          (exclusive of the effects
          of the following item)         $   (138)         788        1,098
	Decrease in beginning of the
          year balance of the
          valuation allowance for
          deferred tax assets                   -        (626)        (831)

                                         $   (138)        162          267


       Income tax expense attributable to operations was $4,790, $3,794 and $3,144 for fiscal 1998, 1997 and 1996, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 1998 and 34% in 1997 and 1996 as a result of the following:

                                             1998         1997         1996
       Computed "expected" tax expense   $  4,298        3,350        2,814

       Reduction in income taxes
         resulting from:
           State income taxes, net of the
             Federal income tax benefit       483          394          332

             Other, net                         9           50           (2)


                                         $  4,790        3,794        3,144


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 1, 1998 and February 2, 1997 are presented below:

                                                          1998         1997
       Deferred tax assets:
         Capital leases                                $   969          930
         Other assets                                       38            -
         Other liabilities                                 579          323
         Net operating loss and
           tax credit carryforwards                         85           97

             Total gross deferred tax assets             1,671        1,350
             Less - valuation allowance                    (85)         (97)

                        Net deferred tax assets          1,586        1,253

	Deferred tax liabilities:
          Inventories, principally due to
            differences in the LIFO
            reserve arising from a prior business
            combination accounted for as a
            purchase                                     2,998        3,096
          Property and equipment, due to differences
            in depreciation and a prior business
            combination accounted for as a purchase      3,408        3,115

              Total gross deferred tax liabilities       6,406        6,211

              Net deferred tax liability               $ 4,820        4,958

<PAGE 32>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(6)  Income Taxes, Continued
       At February 1, 1998, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $2,364 which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2005. The Company also has an alternative minimum tax credit carryforwards of $19 which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

       The valuation allowance at February 1, 1998 relates to the net operating loss (NOL) and tax credit carryforwards. Income tax benefits in fiscal 1997 and 1996 from the utilization of NOL carryforwards have been recorded as an increase to additional paid-in capital because such income tax benefits are attributable to the loss periods prior to the reorganization in June 1991.


(7)  Stock Option Plan
       During fiscal 1994, the Company adopted a stock option plan under which options to purchase 125,000 shares of common stock may be granted to key employees. The stock option plan was amended in June 1994 to increase the number of options which may be granted under the plan to 200,000, and was further amended in March 1997 to increase to 450,000. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date.
       The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at February 1, 1998, February 2, 1997, and January 28, 1996 is presented below:

                                                                  Weighted-
                                                                    Average
                                                     Number of     Exercise
                                                        Shares        Price

        Options outstanding, January 29, 1995          117,000        $8.67
        Issued                                          44,525      $11.375
        Canceled                                        (3,200)       $9.51

        Options outstanding, January 28, 1996          158,325        $9.41
        Issued                                          37,150      $12.875
        Exercised                                       (1,313)       $9.41
        Canceled                                        (6,637)      $10.49

        Options outstanding, February 2, 1997          187,525       $10.06
        Issued                                          82,750       $12.75
        Exercised                                       (8,938)       $8.73
        Canceled                                       (14,262)      $10.79

        Options outstanding, February 1, 1998          247,075       $10.97



<PAGE 33>



DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(7)  Stock Option Plan, Continued
       The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the table below:


                                                          1998         1997
         Net earnings, as reported                   $   7,491        6,058
         Net earnings, pro forma                         7,412        6,017
         Net earnings per share, as reported:
           Basic                                          1.47         1.41
           Diluted                                        1.46         1.40
         Net earnings per share, proforma:
           Basic                                          1.45         1.40
           Diluted                                        1.44         1.39

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          1998         1997
        Expected dividend yield                              0%           0%
        Expected stock price volatility                   33.0%        33.5%
        Risk-free interest rate                            6.5%         6.5%
        Expected life of options                        5 years      5 years

        The weighted-average grant date fair value of options granted during 1998 and 1997 is $5.19 and $5.28 per share, respectively.

                                   Options Outstanding                 Options Exercisable
                      -----------------------------------------    --------------------------
                                       Weighted-
Range                      Number        Average      Weighted-         Number      Weighted-
of                    Outstanding      Remaining        Average    Exercisable        Average
Exercise              at February    Contractual       Exercise    at February       Exercise
Price                     1, 1998           Life          Price        1, 1998          Price
--------------------- -----------    -----------    -----------    -----------    -----------
$7.20 to $9.20             95,750            .93          $8.64         78,531          $8.52
$11.375 to $12.875        151,325           3.69         $12.44         26,738         $11.83

$7.20 to $12.875          247,075                                      105,269


<PAGE 34>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)


(8)  Stockholders' Equity
       The Company completed a secondary public offering of 900,000 shares of its common stock on October 15, 1996 and the Company's underwriters exercised their option to purchase an additional 189,000 common shares on November 15, 1996. The Company received net proceeds from the sale of its common stock (after deducting issuance costs) of $13,068. The net proceeds of the offering are being used to fund the opening of new stores. Pending such use, the net proceeds were used to repay outstanding balances under the Company's revolving loan credit facility.

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

(9)	Earnings Per Share
	The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

                                               1998          1997          1996
	Outstanding shares:
            Weighted-average
              shares outstanding (basic)  5,096,322     4,299,502     3,999,488
            Effect of dilutive
              options to purchase
              common stock                   52,496        40,320        14,863

        As adjusted for
          diluted calculation             5,148,818     4,339,822     4,014,351

        Net earnings -
          basic and diluted               $   7,491         6,058         5,130

	Earnings per share amounts have been computed on the absolute amount of net earnings whereas the above net earnings amounts have been rounded to the nearest thousand.

(10)  Quarterly Financial Information (Unaudited)
      Financial results by quarter are as follows:

                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
                             ----------   ----------   ----------   ----------
1998:
   Net sales                 $   69,272       80,463       76,163       97,356
   Gross margin (a)              23,735       26,668       26,714       33,155
   Net earnings                     849        1,535          903        4,204
   Net earnings per
     share (b):
       Basic                        .17          .30          .18          .82
       Diluted                      .17          .30          .18          .81

1997:
  Net sales                  $   59,348       68,426       64,857       86,188
  Gross margin (a)               19,642       22,320       21,656       28,670
  Net earnings                      703        1,224          701        3,430
  Net earnings per share:
    Basic                           .18          .31          .17          .68
    Diluted                         .18          .30          .17          .67



<PAGE 35>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
(Dollars in Thousands Except Per Share Amounts)

(10) Quarterly Financial Information (Unaudited), Continued

  (a) The pretax LIFO inventory provision for the fiscal year ended February 1, 1998 was estimated to be expense of $-0-, $110 and $60 in each of the first three quarters, respectively. The annual provision amounted to $950 income resulting in a credit of $1,120 in the fourth quarter.

       The pretax LIFO inventory provision for the fiscal year ended February 2, 1997 was estimated to be expense of $-0-, $90 and $90 in each of the first three quarters, respectively. The annual provision was a $55 expense resulting in a credit of $125 in the fourth quarter.

  (b) Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 1997 does not equal the total computed for the year due to the public offering of common stock which occurred during the third quarter of fiscal 1997.

(11)   Fair Value of Financial Instruments
         The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at February 1, 1998 and February 2, 1997. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

         For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(12)   Related Party Transactions
         Lease payments to related parties amounted to approximately $585, $585 and $650 in fiscal 1998, 1997 and 1996, respectively.

         During fiscal 1997, the Company paid a computer consulting firm, whose president is a director of the Company, $957 under a contract for point-of-sale software.


<PAGE 36>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None



PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.


ITEM 11.        EXECUTIVE COMPENSATION.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation:
  "Compensation Committee Report" and "Company Performance").


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains under the caption "Ownership of Duckwall Common Stock" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains under the caption "Insider Participation" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.


<PAGE 37>

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


<PAGE 38>


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

<PAGE 39>


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

10(n)      Employment Agreement, dated March 18, 1993 between the
           Registrant and Glen L. Shank (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.)*

10(o) Second Amended and Restated Loan Agreement, dated as of October 18, 1995, by and among the Registrant, BankAmerica Business Credit, Inc. and Transamerica Business Credit
           Corporation.

11         Computation of Company's Earnings Per Share

22         Subsidiaries of the Registrant

23         Consent of Independent Auditors

27         Financial Data Schedule
______________________
* Management contracts or compensation plans or arrangements required to be identified by Item 14(a)(3).

     (b)   Reports on Form 8-K.

           No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended February 1, 1998.

     (c)  Exhibits

          The exhibits filed with this report are identified above under
          Item 14(a)(3).

     (d)  Financial Statement Schedules.

          No financial statement schedules are included as they are not applicable to the Company.


<PAGE 40>

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

  Dated: May 1, 1998

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature and Title                                        Date
  ----------------------------------------------------     -----------------
  /s/  Glen L. Shank                                       May 1, 1998
       Glen L. Shank
         Chairman of the Board
         and President
         (Principal Executive Officer)


  /s/  Richard A. Mansfield                                May 1, 1998
       Richard A. Mansfield
         Vice President - Finance and Treasurer
         (Principal Financial and Accounting Officer)


  /s/  Dennis A. Mullin                                    May 1, 1998
       Dennis A. Mullin
         Director


  /s/   William J. Morgan                                  May 1, 1998
        William J. Morgan
          Director


  /s/   Robert C. Amenta                                   May 1, 1998
        Robert C. Amenta
          Director


  /s/   Robert L. Barcum                                   May 1, 1998
        Robert L. Barcum
          Director

  /s/   Lolan C. Mackey                                    May 1, 1998
        Lolan C. Mackey
          Director

<PAGE 41>