Form 10-Q
period 1998-05-03
DUCKWALL ALCO STORES INC
filed 1998-06-11
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... May 03, 1998

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,119,761 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 3, 1998.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                              May 3,         February 1,
                                               1998             1998
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash on deposit and on hand                $6,620            $2,555
     Receivables                                 4,086             3,158
     Inventories                               114,149           103,445
     Other current assets                        2,154             2,131

          Total current assets                 127,009           111,289

Property and equipment                          73,923            70,774
Less accumulated depreciation                   31,861            30,627

          Net property and equipment            42,062            40,147

Property under capital leases                   20,407            20,407
Less accumulated amortization                   13,966            13,811

          Net property under capital leases      6,441             6,596

Debt financing cost                                351                82


               Total assets                   $175,863          $158,114

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                              May 3,         February 1,
                                               1998             1998
                                           (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,336            $1,333
     Capital lease obligations                     540               518
   Accounts payable                             28,418            19,009
   Income taxes payable                            847             2,272
   Accrued salaries and commissions              2,956             4,884
   Accrued taxes other than income               3,624             3,159
   Other current liabilities                     1,292             1,804
   Deferred taxes                                2,324             2,324

          Total current liabilities             41,337            35,303

Notes payable under revolving loan              36,509            25,591
Long term debt
     less current maturities                     3,443             3,646

Capital lease obligations
     less current maturities                     8,478             8,630

Other noncurrent liabilities                       833               782
Deferred revenue                                 1,210             1,272
Deferred income taxes                            2,496             2,496

          Total liabilities                     94,306            77,720

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,119,761 shares and 5,098,761 shares
  respectively                                       1                 1
Additional paid-in capital                      54,631            54,474

Retained earnings since June 2, 1991            26,925            25,919

          Total stockholders' equity            81,557            80,394

          Total liabilities and
               stockholders' equity           $175,863          $158,114

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen
                                                     Week Periods

                                               May 3,            May 4,
                                                1998               1997
                                          ____________      ____________
Net sales ...............................      $81,052           $69,272
Cost of sales ...........................       52,902            45,537

          Gross margin ..................       28,150            23,735

Selling, general
     and administrative .................       24,130            20,611

Depreciation
     and amortization ...................        1,389             1,062


          Total operating expenses ......       25,519            21,673


Income from operations ..................        2,631             2,062

Interest expense.........................        1,026               682

Earnings
    before income taxes .................        1,605             1,380

Income tax expense ......................          599               531


     Net earnings .......................       $1,006              $849



Earnings per share:
     Basic  .............................        $0.20             $0.17
     Diluted ............................        $0.20             $0.17

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
(Unaudited)
                                               For the Thirteen Week
                                                    Periods Ended
                                            May 3, 1998        May 4, 1997
                                       -----------------    ----------------

Cash flows from operating activities:

     Net Earnings                               $1,006               $849
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

          Amortization of
            debt financing costs                    51                  7
          Depreciation and amortization          1,389              1,062
          Increase in inventories              (10,704)           (15,888)
          Increase in accounts payable           9,409              8,376
          Decrease (increase) in receivables      (928)              (286)
          Decrease (increase)
            in other current assets               ( 23)              (228)
          Decrease in accrued expenses          (1,463)            (1,507)
          (Decrease) in income taxes payable    (1,425)            (1,841)
          Increase (decrease)in other
            liabilities                           (523)               158
          Net cash used in
            operating activities                (3,211)            (9,298)

Cash flow from investing activities:

        Capital expenditures                    (3,149)            (3,429)
        Net cash used in
          investing activities                  (3,149)            (3,429)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                157                 62
        Increase in revolving loan              10,918              7,124
        Principal payments on
          long term notes                         (200)              (218)

        Principal payments on
          capital leases                          (130)              (152)

        Increase in long term notes                  0              1,870

        Debt issue costs                          (320)                 0

        Net cash provided by
          financing activities                  10,425              8,686


        Net increase (decrease) in cash          4,065             (4,041)
        Cash at beginning of period              2,555              7,538
        Cash at end of period                   $6,620             $3,497

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

              The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1998 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic       Diluted

                    May 3, 1998                  5,100,974    5,156,695
                    May 4, 1997                  5,090,845    5,135,168

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(Dollars in thousands)

[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands)

The thirteen weeks ended May 3, 1998 and May 4, 1997 are referred to herein as the first quarter of fiscal 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 1998 Compared to Thirteen Weeks ended May 4,
1997.

	Net earnings increased 18.4% for the first quarter of fiscal 1999 to $1,006, an increase of $157 over the net earnings of $849 for the first quarter of fiscal 1998. The Company has had 21 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter).

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 1999, the Company opened 21 stores and closed 3 stores, resulting in a quarter end total of 243 stores. Nineteen of the stores opened were in new, non-competitive markets. The 2 ALCO stores closed were in competitive markets, and the Duckwall store closed was replaced by an ALCO store in an existing non-competitive market. At quarter end, 195 stores, or 80% of the total stores, were located in non-competitive markets. Thirteen of the new store openings were Duckwall stores in locations acquired from Perry Brothers, Inc.

	Net sales for the first quarter of fiscal 1999 increased $11,780 or 17.0% to $81,052 compared to $69,272 for the first quarter of fiscal 1998. Net sales for all stores open the full period in both the first quarter of fiscal 1999 and fiscal 1998 (comparable stores) increased $862 or 1.3%. Net sales for these comparable stores in the prototype class 18 ALCO stores increased $698 or 3.0%. Net sales for non-comparable stores increased $10,918 for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. The same store sales increase was attributable to increases in a broad spectrum of departments, including housewares, ladies wear and outdoor living.

	Gross margin for the first quarter of fiscal 1999 increased $4,415 or 18.6% to $28,150 compared to $23,735 in the first quarter of fiscal 1998. Gross margin as a percentage of sales was 34.7% for the first quarter of fiscal 1999 compared to 34.3% in the first quarter of fiscal 1998. The increase in the margin percentage was due to an increase in vendor partnerships.

	Selling, general and administrative expense increased $3,519 or 17.1% to $24,130 in the first quarter of fiscal 1999 compared to $20,611 in the first quarter of fiscal 1998, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses were 29.8% in the first quarter of both fiscal years.

	Depreciation and amortization expense increased $327 or 30.8% to $1,389 in the first quarter of fiscal 1999 compared to $1,062 in the first quarter of fiscal 1998. The increase is due to additional buildings and equipment associated with the store expansion program.

	Income from operations increased $569 or 27.6% to $2,631 in the first quarter of fiscal 1999 compared to $2,062 in the first quarter of fiscal 1998. Income from operations as a percentage of net sales increased to 3.3% in the first quarter of fiscal 1999 compared to 3.0% in the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

	At May 3, 1998 working capital (defined as current assets less current liabilities) was $85,672 compared to $75,986 at the end of fiscal 1998.

	Cash used by operating activities in the first quarter of fiscal 1999 and 1998 was $3,211 and $9,298 respectively. The decrease in the amount of cash used by operating activities in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 was primarily due to a smaller increase in the inventory build up relative to the overall increase in trade accounts payable levels.

	The Company generated cash from financing activities in the first quarter of fiscal 1999 and 1998 of $10,425 and $8,686, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets in fiscal 1998.

	The Company's revolving loan credit facility was amended in April 1998 to increase its available line of credit to $85 million from $45 million. The revolving loan credit facility, which has more favorable terms than the previous facility, provides financing in the form of notes payable and letters of credit, and will expire in April 2001. The Company's inventory, receivables, and intangible assets provide the security for this line of credit.

	Cash used for acquisition of property and equipment in the first quarters of fiscal 1999 and 1998 totaled $3,149 and $3,429, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1999, principally for store buildings and store and warehouse fixtures and equipment, are $13,308.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

	In April 1998, the American Institute of Certified Public Accountants adopted a Statement of Position (SOP) REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP requires that entities expense costs of start-up activities as they are incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes store pre-opening costs and amortizes such costs over the initial twelve months of a store's operations. Pre-opening costs capitalized, net of accumulated amortization, at May 3, 1998 and February 1, 1998 are $1,643 and $1,567, respectively. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new stores opened. Generally, pre-opening costs would be recognized during the two months prior to a store commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.

THE YEAR 2000 ISSUE

	The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has commenced, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operation of the Company. At this time, the Company estimates that the total cost to modify or replace existing systems to solve the year 2000 problem will not exceed $1,000,000.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended May 3, 1998.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, June 11, 1998               /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer