Form 10-Q
period 1998-08-02
DUCKWALL ALCO STORES INC
filed 1998-09-11
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... August 2, 1998

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

     401 Cottage Avenue
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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,144,074 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 2, 1998.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                             August 2,      February 1,
                                               1998             1998
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash on deposit and on hand                $5,492            $2,555
     Receivables                                 2,965             3,158
     Inventories                               113,562           103,445
     Other current assets                        1,735             2,131

          Total current assets                 123,754           111,289

Property and equipment                          76,174            70,774
Less accumulated depreciation                   33,256            30,627

          Net property and equipment            42,918            40,147

Property under capital leases                   20,407            20,407
Less accumulated amortization                   14,120            13,811

          Net property under capital leases      6,287             6,596

Debt financing cost                                347                82


               Total assets                   $173,306          $158,114

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                            August 2,        February 1,
                                              1998               1998
                                           (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,124            $1,333
     Capital lease obligations                     540               518
   Accounts payable                             26,628            19,009
   Income taxes payable                             39             2,272
   Accrued salaries and commissions              3,838             4,884
   Accrued taxes other than income               4,046             3,159
   Other current liabilities                     1,212             1,804
   Deferred taxes                                2,324             2,324

          Total current liabilities             39,751            35,303

Notes payable under revolving loan              34,290            25,591
Long term debt
     less current maturities                     3,006             3,646

Capital lease obligations
     less current maturities                     8,348             8,630

Other noncurrent liabilities                       886               782
Deferred revenue                                 1,174             1,272
Deferred income taxes                            2,496             2,496

          Total liabilities                     89,951            77,720

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,144,074 shares and 5,098,761 shares
  respectively                                       1                 1
Additional paid-in capital                      54,839            54,474

Retained earnings since June 2, 1991            28,515            25,919

          Total stockholders' equity            83,355            80,394

          Total liabilities and
               stockholders' equity           $173,306          $158,114

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen                 For the Twenty-Six
                                                     Week Periods                      Week Periods

                                              August 2,        August 3,        August 2,         August 3,
                                                1998             1997             1998              1997
                                            ___________      ___________       ___________      ___________
Net sales ...............................      $90,360           $80,463          $171,412         $149,735
Cost of sales ...........................       59,750            53,795           112,652           99,332

          Gross margin ..................       30,610            26,668            58,760           50,403

Selling, general
     and administrative .................       25,424            22,170            49,554           42,781

Depreciation
     and amortization ...................        1,549             1,152             2,938            2,214


          Total operating expenses ......       26,973            23,322            52,492           44,995


Income from operations ..................        3,637             3,346             6,268            5,408

Interest expense.........................        1,068               821             2,094            1,503

Earnings
    before income taxes .................        2,569             2,525             4,174            3,905

Income tax expense ......................          980               990             1,579            1,521


     Net earnings .......................       $1,589            $1,535            $2,595           $2,384



Earnings per share:
     Basic  .............................        $0.31             $0.30             $0.51            $0.47
     Diluted ............................        $0.31             $0.30             $0.50            $0.46

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
(Unaudited)
                                               For the Twenty-Six Week
                                                    Periods Ended
                                         August 2, 1998      August 3, 1997
                                       -----------------    ----------------

Cash flows from operating activities:

     Net Earnings                               $2,595             $2,384
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

          Amortization of
            debt financing costs                    80                 20
          Depreciation and amortization          2,938              2,214
          LIFO expense                               0                110
          Increase in inventories              (10,117)           (13,892)
          Increase in accounts payable           7,619              3,330
          Decrease (increase) in receivables       193                (24)
          Decrease (increase)
            in other current assets                396               (188)
          Increase in accrued taxes
            other than income                      887                 46
          Increase (decrease)in accrued
             salaries and commissions           (1,046)              (848)
          (Decrease) in income taxes payable    (2,233)            (2,313)
          Increase (decrease)in other
            liabilities                           (586)               193
          Net cash used in
            operating activities                   726             (8,968)

Cash flow from investing activities:

        Capital expenditures                    (5,400)            (5,601)
        Net cash used in
          investing activities                  (5,400)            (5,601)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                365                 74
        Increase in revolving loan               8,699              9,425
        Principal payments on
          long term notes                         (849)              (848)

        Principal payments on
          capital leases                          (260)              (304)

        Increase in long term notes                  0              1,870

        Debt issue costs                          (344)               (43)

        Net cash provided by
          financing activities                   7,611             10,174


        Net increase (decrease) in cash          2,937             (4,395)
        Cash at beginning of period              2,555              7,538
        Cash at end of period                   $5,492             $3,143

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    August 2, 1998              5,138,416    5,209,483
                    August 3, 1997              5,097,884    5,136,261

                    Twenty-Six Weeks Ending

                    August 2, 1998              5,131,851    5,195,246
                    August 3, 1997              5,094,128    5,135,714

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands)

The thirteen weeks ended August 2, 1998 and August 3, 1997 are referred to herein as the second quarter of fiscal 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

	Net earnings increased 3.6% for the second quarter of fiscal 1999 to $1,589, an increase of $54 over the net earnings of $1,535 for the second quarter of fiscal 1998. The Company has had 22 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter). Gross margins improved for the second quarter of fiscal 1998 to 33.9%, compared to 33.1% in the prior year's second quarter.

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 1999, the Company opened 5 stores, four of which were in new, non-competitive markets, resulting in a quarter end total of 248 stores. For the twenty-six week period ending August 2, 1998, the Company opened 26 stores and closed 3 stores. As of August 2, 1998, 80% of the stores are in non-competitive markets.

	Net sales for the second quarter of fiscal 1999 increased $9,897 or 12.3% to $90,360 compared to $80,463 for the second quarter of fiscal 1998. Net sales for the prototype Class 18 ALCO stores open the full period in both the second quarter of fiscal 1999 and fiscal 1998 (comparable stores) increased $439 or 1.7%. The Duckwall variety stores produced an increase of $65 or 1.6% compared to the second quarter of the prior fiscal year. Net sales for all stores open the full period increased $395 or .6% compared to the second quarter of the prior fiscal year. A severe drought in the south central United States, as well as depressed farm commodity prices, had a negative impact on the company's operations during the second quarter of fiscal 1999. Although these weather and economic phenomena are largely cyclical in nature, the company will continue to be faced with these challenges at least in the short term.

	Net sales for the twenty-six week period ending August 2, 1998 increased $21,677 or 14.4% to $171,412 compared to $149,735 in the comparable twenty-six week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $1,137 or 2.3% for the twenty-six week period ending August 2, 1998 compared to the twenty-six week period of the prior fiscal year.

	Gross margin for the second quarter of fiscal 1999 increased $3,942 or 14.8% to $30,610 compared to $26,668 in the second quarter of fiscal 1998. Gross margin as a percentage of sales was 33.9% for the second quarter of fiscal 1999 compared to 33.1% the second quarter of fiscal 1998. The improvement in the gross margin percentage was due to strong sales performance in the higher margin apparel and shoe lines as well as a continuing focus on managing product costs.

        Gross margin for the twenty-six week period ended August 2, 1998 was $58,760, which was $8,357 or 16.6% higher than last year's twenty-six week gross margin of $50,403. As a percent of net sales, gross margin for the twenty-six week period ended August 2, 1998 was 34.3% compared to 33.7% in the twenty-six week period of the prior fiscal year.

	Selling, general and administrative expense increased $3,254 or 14.7% to $25,424 in the second quarter of fiscal 1999 compared to $22,170 in the second quarter of fiscal 1998, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 1999 was
        28.1%, compared to 27.6% in the second quarter of fiscal 1998.   The
        increase was due to increased payroll costs, due in part to an increase in the minimum wage.

	Selling, general and administrative expenses increased $6,773 or 15.8% to $49,554 for the twenty-six week period ended August 2, 1998 compared to $42,781 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 28.9% for the twenty-six week period ended August 2, 1998 compared to 28.6% in the comparable twenty-six week
        period last year.   The increase in selling, general and administrative
        expense in fiscal 1999 is primarily due to an increase in the number of stores.

	Depreciation and amortization expense increased $397 or 34.5% to $1,549 in the second quarter of fiscal 1999 compared to $1,152 in the second quarter of fiscal 1998. The increase is due to additional buildings and equipment associated with the store expansion program.

	Income from operations increased $292 or 8.7% to $3,637 in the second quarter of fiscal 1999 compared to $3,346 in the second quarter of fiscal 1998. Income from operations as a percentage of net sales was 4.0% in the second quarter of fiscal 1999 compared to 4.2% in the second quarter of fiscal 1998.

	Income from operations increased $860 or 15.9% to $6,268 for the twenty-six week period ended August 2, 1998 compared to $5,408 in the comparable twenty-six week period of the prior fiscal year.

	Interest expense increased $247 or 30.1% in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

	Net earnings for the second quarter of fiscal 1999 were $1,589, an increase of $54 or 3.6% over the net earnings of $1,535 for the second quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

	At August 2, 1998 working capital (defined as current assets less current liabilities) was $84,003 compared to $75,986 at the end of fiscal 1998.

	Operating activities in the second quarter of fiscal 1999 generated cash in the amount of $726 and used cash in the amount of $8,968 in the second quarter of fiscal 1998. The increase in the amount of cash generated by operating activities in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 was primarily due to a larger increase in the trade accounts payable build up relative to the overall increase in inventory levels.

	The Company generated cash from financing activities in the second quarter of fiscal 1999 and 1998 of $7,611 and $10,174, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets in fiscal 1998.

	Cash used for acquisition of property and equipment in the second quarters of fiscal 1999 and 1998 totaled $5,400 and $5,601, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1999, principally for store buildings and store and warehouse fixtures and equipment, are $13,308.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants adopted a Statement of Position (SOP) REPORTING ON THE COSTS OF START-UP ACTIVITIES. The SOP requires that entities expense costs of start-up activities as they are incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The initial application of the SOP is to be reported as a cumulative effect of a change in accounting principle. The Company currently capitalizes store pre-opening costs and amortizes such costs over the initial twelve months of a store's operations. Pre-opening costs capitalized, net of accumulated amortization, at August 2, 1998 and February 1, 1998 are $1,219 and $1,567, respectively. While the one-time recording of the cumulative effect of the change in accounting principle could be material, the ongoing effect of the proposed new accounting principle would be dependent upon the number and timing of new stores opened. Generally, pre-opening costs would be recognized during the two months prior to a store commencing operation under the proposed new accounting principle versus over the twelve months subsequent to commencing operation under the existing principle.

THE YEAR 2000 ISSUE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has commenced, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation.

I. The Company's state of readiness: The Company has defined this project as consisting of five phases: 1) Enterprise level assessment, 2) Strategy Development and Confirmation, 3) Implementation, 4) Vendor Compliance planning, and 5) Vendor Compliance Management. The Company has completed phases one and two and is currently active in phases three and four. Major project components have been prioritized and are on target for completion on schedule as established by the Company.

II. The costs to address the Company's Year 2000 issues: The Company has specifically identified necessary hardware and software upgrades that will
cost approximately $400,000.   Approximately one-third of that amount has
been expended to date. As on-going testing continues, it is expected that up to $300,000 in additional hardware and software costs will be identified. The costs associated with internal and external programming staff to review and modify software programs are estimated to be not more than $300,000.
This brings the total estimated maximum expenditures to $1,000,000. All costs will be funded out of current operating cash flow, and will be capitalized or expensed depending on the classification of the expenditure according to current company policies.

III. The Risks of the Company's Year 2000 Issues: The Company has not made an assessment of the estimated material lost revenue due to Year 2000 issues. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted. The largest risk to lost revenue appears to be if the company's merchandise vendors were unable to ship goods for the company to sell. For this reason, phases four and five of the Company's plan are devoted to Vendor Compliance Planning and Vendor Compliance Management. As the Company completes these phases of the project, it believes that it will have assurances from its vendors that there will be no material disruptions to the flow of goods to the Company. However, even the best efforts on the part of the Company and its suppliers will not eliminate 100% of the risk of lost revenues.

IV. The Company's Contingency Plans: The Company's efforts have been focused on identifying and implementing solutions for the Year 2000 issue. The Company feels this has been a better use of its time rather than developing contingency plans that could take its focus off solving year 2000 issues. As time goes on, the Company will evaluate the need for contingency plans based on its assessment of the risks involved.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended August 2, 1998.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, September 11, 1998          /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer