Form 10-Q
period 1998-11-01
DUCKWALL ALCO STORES INC
filed 1998-12-15
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... November 1, 1998

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,084,824 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of November 1, 1998.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                             November 1,      February 1,
                                               1998             1998
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash on deposit and on hand                $6,496            $2,555
     Receivables                                 4,055             3,158
     Inventories                               128,198           103,445
     Other current assets                          453             2,131

          Total current assets                 139,202           111,289

Property and equipment                          78,258            70,774
Less accumulated depreciation                   34,670            30,627

          Net property and equipment            43,588            40,147

Property under capital leases                   20,407            20,407
Less accumulated amortization                   14,274            13,811

          Net property under capital leases      6,133             6,596

Debt financing cost                                334                82


               Total assets                   $189,257          $158,114

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                            November 1,        February 1,
                                              1998               1998
                                           (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,145            $1,333
     Capital lease obligations                     540               518
   Accounts payable                             35,256            19,009
   Income taxes payable                              -             2,272
   Accrued salaries and commissions              3,539             4,884
   Accrued taxes other than income               3,828             3,159
   Other current liabilities                       951             1,804
   Deferred taxes                                2,324             2,324

          Total current liabilities             47,583            35,303

Notes payable under revolving loan              43,088            25,591
Long term debt
     less current maturities                     2,756             3,646

Capital lease obligations
     less current maturities                     8,219             8,630

Other noncurrent liabilities                       943               782
Deferred revenue                                 1,124             1,272
Deferred income taxes                            2,496             2,496

          Total liabilities                    106,209            77,720

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,084,824 shares and 5,098,761 shares
  respectively                                       1                 1
Additional paid-in capital                      54,178            54,474

Retained earnings since June 2, 1991            28,869            25,919

          Total stockholders' equity            83,048            80,394

          Total liabilities and
               stockholders' equity           $189,257          $158,114

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen                 For the Thirty-Nine
                                                     Week Periods                      Week Periods

                                              November 1,      November 2,      November 1,       November 2,
                                                1998             1997             1998              1997
                                            ___________      ___________       ___________      ___________
Net sales ...............................      $85,308           $76,163          $256,720         $225,898
Cost of sales ...........................       56,018            49,449           168,670          148,781

          Gross margin ..................       29,290            26,714            88,050           77,117

Selling, general
     and administrative .................       24,854            23,020            74,060           65,801

Depreciation
     and amortization ...................        1,568             1,233             4,506            3,447


          Total operating expenses ......       26,422            24,253            78,566           69,248


Income from operations ..................        2,868             2,461             9,484            7,869

Interest expense.........................        1,083               980             3,177            2,483

Earnings
    before income taxes .................        1,785             1,481             6,307            5,386

Income tax expense ......................          666               578             2,401            2,099

Earnings before cumulative effect of
    accounting change ...................        1,119               903             3,906            3,287

Cumulative effect of accounting
    change (net of tax) .................            -                 -             ( 956)               -

Net Earnings ............................       $1,119            $  903            $2,950           $3,287

Per share data - basic
Earnings before cumulative effect of
    accounting change ...................       $ 0.22            $ 0.18            $ 0.76           $ 0.65
Cumulative effect of accounting change ..            -                 -             (0.19)               -

Net Earnings ............................       $ 0.22            $ 0.18            $ 0.57           $ 0.65

Per share data - diluted
Earnings before cumulative effect of
    accounting change ...................       $ 0.22            $ 0.18            $ 0.76           $ 0.64
Cumulative effect of accounting change ..            -                 -             (0.19)               -

Net Earnings ............................       $ 0.22            $ 0.18            $ 0.57           $ 0.64

Proforma amounts for effect of change
    in accounting principle

Net Earnings ............................                         $1,098            $3,906           $3,212
Basic Earnings per Share ................                         $ 0.22            $ 0.76           $ 0.63
Diluted Earnings per Share ..............                         $ 0.21            $ 0.76           $ 0.62

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Thirty-Nine Week
                                                   Periods Ended
                                        November 1, 1998    November 2, 1997
                                       -----------------    ----------------

Cash flows from operating activities:

     Net Earnings                               $2,950             $3,287
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

         Cumulative effect of accounting change    956                  -
         Amortization of
            debt financing costs                    92                 30
         Depreciation and amortization           4,506              3,448
         LIFO expense                                -                170
         Increase in inventories               (24,753)          ( 31,668)
         Increase in accounts payable           16,247              9,241
         Decrease (increase) in receivables    (   897)          (    721)
         Decrease (increase)
            in other current assets                111                249
         Increase in accrued taxes
            other than income                      669                368
         Increase (decrease)in accrued
            salaries and commissions            (1,345)           (   868)
         (Decrease) in income taxes payable     (1,661)           ( 2,345)
         Increase (decrease)in other
            liabilities                           (840)               266
         Net cash used in
            operating activities                (3,965)           (18,543)

Cash flow from investing activities:

        Capital expenditures                    (7,484)           ( 9,740)
        Net cash used in
          investing activities                  (7,484)           ( 9,740)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                372                 75
        Common stock redemption                 (  668)                 -
        Increase in revolving loan              17,497             21,058
        Principal payments on
          long term notes                       (1,078)          (  1,091)
        Principal payments on
          capital leases                          (389)          (    456)

        Increase in long term notes                  -              1,870

        Debt issue costs                          (344)          (     43)

        Net cash provided by
          financing activities                  15,390             21,413


        Net increase (decrease) in cash          3,941             (6,870)
        Cash at beginning of period              2,555              7,538
        Cash at end of period                   $6,496             $  668

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    November 1, 1998            5,119,654    5,147,930
                    November 2, 1997            5,098,261    5,158,828

                    Thirty-Nine Weeks Ending

                    November 1, 1998            5,119,681    5,171,450
                    November 2, 1997            5,095,506    5,143,419

(4)	Change In Accounting Principle

             Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities
        (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12 months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying financial statements. Financial statements for fiscal 1998 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.

        Financial statements for the quarters ended May 3, 1998 and August 2, 1998 have been restated to reflect adoption of the new accounting policy as follows:

							               Thirteen Weeks Ended
                                                        May 3,         August 2,
                                                          1998              1998
Net earnings as originally reported                     $1,006            $1,589
Effect of accounting change                            (    52)              244

Earnings before cumulative effect of
   accounting change                                       954             1,833
Cumulative effect of accounting change                 (   956)                -

Net earnings (loss) as restated                      $ (     2)           $1,833

Earnings per share - basic and diluted
Earnings per share as originally reported            $     .20            $  .31
Effect of accounting change                            (   .01)              .05

Earnings per share before cumulative effect
    of accounting change                                   .19               .36
Cumulative effect of accounting change                 (   .19)                -

Earnings per share as restated                      $        -            $  .36

The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings and earnings per share for all interim periods of fiscal 1999 is to increase (decrease) such amounts as follows:

                                                                                   Thirty-Nine
                                                       Thirteen Weeks Ended        Weeks Ended
                                                  May 3,     Aug. 2,   Nov. 1,         Nov. 1,
                                                   1998       1998      1998              1998

Earings before cumulative effect                  $(   52)    $244      $165            $ 357
Net earnings                                      $(1,008)    $244      $165            $(599)
Earnings per share: basic and diluted             $(  .20)    $.05      $.03            $(.12)

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands)

The thirteen weeks ended November 1, 1998 and November 2, 1997 are referred to herein as the third quarter of fiscal 1999 and 1998, respectively.
As used below the term "competitive market" refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term "non-competitive market" refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

	Net earnings increased 23.9% for the third quarter of fiscal 1999 to $1,119, an increase of $216 over the net earnings of $903 for the third quarter of fiscal 1998. The Company has had 23 consecutive quarters of earnings growth (where current quarter earnings have exceeded prior year earnings for the same quarter). Selling general, and administrative expense decreased for the third quarter of fiscal 1999 to 29.1%, compared to 30.2% in the prior year's third quarter.

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 1999, the Company opened 4 ALCO stores, all of which were in new, non-competitive markets, resulting in a quarter end total of 252 stores. For the thirty-nine week period ending November 1, 1998, the Company opened 30 stores and closed 3 stores. As of November 1, 1998, 80% of the stores are in non-competitive markets.

	Net sales for the third quarter of fiscal 1999 increased $9,145 or 12.0% to $85,308 compared to $76,163 for the third quarter of fiscal 1998. Net sales for the prototype Class 18 ALCO stores open the full period in both the third quarter of fiscal 1999 and fiscal 1998 (comparable stores) increased $485 or 2.0%. The Duckwall variety stores produced an increase of $89 or 2.1% compared to the third quarter of the prior fiscal year. Net sales for all stores open the full period increased $570 or .9% compared to the third quarter of the prior fiscal year. Depressed farm commodity prices have had a negative impact on the Company's operations during the third quarter of fiscal 1999.

	Net sales for the thirty-nine week period ending November 1, 1998 increased $30,822 or 13.6% to $256,720 compared to $225,898 in the comparable thirty-nine week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $1,621 or 2.2% for the thirty-nine week period ending November 1, 1998 compared to the thirty-nine week period of the prior fiscal year.

	Gross margin for the third quarter of fiscal 1999 increased $2,576 or 9.6% to $29,290 compared to $26,714 in the third quarter of fiscal 1998. Gross margin as a percentage of sales was 34.3% for the third quarter of fiscal 1999 compared to 35.1% the second quarter of fiscal 1998. The lower gross margin percent this year was due to higher shrinkage and lower sales of the Company's higher margin cold weather merchandise.

	 Gross margin for the thirty-nine week period ended November 1, 1998 was $88,050, which was $10,933 or 14.2% higher than last year's thirty-nine week gross margin of $77,117. As a percent of net sales, gross margin for the thirty-nine week period ended November 1, 1998 was 34.3% compared to 34.1% in the thirty-nine week period of the prior fiscal year.

	Selling, general and administrative expense increased $1,834 or 8.0% to $24,854 in the third quarter of fiscal 1999 compared to $23,020 in the third quarter of fiscal 1998, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 1999 was 29.1%, compared to 30.2% in the third
quarter of fiscal 1998.   The decrease was due primarily to lower pre-opening
costs for new stores and reduced administrative expenses as a percent of sales.

        Selling, general and administrative expenses increased $8,259 or 12.6% to $74,060 for the thirty-nine week period ended November 1, 1998 compared to $65,801 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 28.8% for the thirty-nine week period ended November 1, 1998 compared to 29.1% in the comparable thirty-nine week period last year.
The increase in selling, general and administrative expense in fiscal 1999 is primarily due to an increase in the number of stores.

	Depreciation and amortization expense increased $335 or 27.2% to $1,568 in the third quarter of fiscal 1999 compared to $1,233 in the third quarter of fiscal 1998. The increase is due to additional buildings and equipment associated with the store expansion program.

	Income from operations increased $407 or 16.5% to $2,868 in the third quarter of fiscal 1999 compared to $2,461 in the third quarter of fiscal 1998. Income from operations as a percentage of net sales was 3.4% in the third quarter of fiscal 1999 compared to 3.2% in the third quarter of fiscal 1998.

	Income from operations increased $1,615 or 20.5% to $9,484 for the thirty-nine week period ended November 1, 1998 compared to $7,869 in the comparable thirty-nine week period of the prior fiscal year.

	Interest expense increased $103 or 10.5% in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

	Net earnings for the third quarter of fiscal 1999 were $1,119, an increase of $216 or 23.9% over the net earnings of $903 for the third quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

	At November 1, 1998 working capital (defined as current assets less current liabilities) was $91,619 compared to $75,986 at the end of fiscal 1998.

	Cash used by operating activities in the first three quarters of fiscal 1999 and 1998 was $3,965 and $18,543 respectively. The decrease in the amount of cash used by operating activities in the first three quarters of fiscal 1999 compared to the first three quarters of fiscal 1998 was primarily due to a larger increase in the trade accounts payable build up relative to the overall increase in inventory levels.

	The Company generated cash from financing activities in the first three quarters of fiscal 1999 and 1998 of $15,390 and $21,413, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets in fiscal 1998.

	Cash used for acquisition of property and equipment in the first three quarters of fiscal 1999 and 1998 totaled $7,484 and $9,740, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 1999, principally for store buildings and store and warehouse fixtures and equipment, are approximately $12,000.

	During the third quarter, the Company's Board of Directors authorized a stock repurchase program. The Company has been authorized to purchase up to 411,000 shares, or 8% of its outstanding common stock. A total of 60,000 shares of stock were purchased during the third quarter under this program.

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

II. The costs to address the Company's Year 2000 issues: The Company has specifically identified necessary hardware and software upgrades that will
cost approximately $400,000.   Approximately one-half of that amount has
been expended to date. As on-going testing continues, it is expected that up to $300,000 in additional hardware and software costs will be identified. The costs associated with internal and external programming staff to review and modify software programs are estimated to be not more than $300,000. Except as identified below, this brings the total estimated maximum expenditures to $1,000,000. All costs will be funded out of current operating cash flow, borrowing under the Company's line of credit, or other financing sources, and will be capitalized or expensed depending on the classification of the expenditure according to generally accepted accounting principles.

During the rollout of a year 2000 ready software upgrade to the store Point of Sale system presently used in approximately 117 stores, the Company encountered unexpected difficulties which initially caused the Company to question whether that specific software upgrade could be effectively implemented. Presently, the Company believes, based on test results for a limited period of time in 25 stores, that such difficulties will be resolved within both the above disclosed estimated cost and completion schedule. However, the Company began an evaluation of its options and related costs in the event that an alternate solution is deemed to be necessary. The Company has identified several potential alternate solutions, which could be used in lieu of the aforementioned software upgrade. While these options are still under research, the most expensive option, if an entire hardware and software replacement was required, is estimated at $4.5 million.

III. The Risks of the Company's Year 2000 Issues: The Company has not made an assessment of the estimated material lost revenue due to Year 2000 issues. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted. The largest risk to lost revenue appears to be if the company's merchandise vendors were unable to ship goods for the Company to sell. No single merchandise vendor accounts for a significant total of the Company's purchases, and competing brand name and private label products are available from other suppliers at competitive prices. The Company has devoted phases four and five of its plan to Vendor Compliance Planning and Vendor Compliance Management. As the Company completes these phases of the project, it believes that it will have assurances from many of its vendors that there will be no material disruptions to the flow of goods to the Company. However, even the best efforts on the part of the Company and its suppliers will not eliminate 100% of the risk of lost revenues.

IV. The Company's Contingency Plans: The Company's efforts have been focused on identifying and implementing solutions for the Year 2000 issue. As time goes on, the Company will evaluate the need for contingency plans for all systems based on its assessment of the risks involved.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains forward-looking statements, as referenced in the Private Securities Litigation Reform Act of 1995 ("the Act"). Any forward-looking statements are made by the Company in good faith, pursuant to the safe-harbor provisions of the Act. These forward-looking statements reflect management's current views and projection regarding economic conditions, retail industry environments and Company performance. Factors which could significantly change results include, but are not limited to: sales performance, expense levels, competitive activity, interest rates, change in the Company's financial condition and factors effecting the retail category in general. Additional information regarding these and other factors may be included in the Company's Annual Report and other public documents, copies of which are available from the Company on request.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended November 1, 1998.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, December 15, 1998          /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer