Form 10-K
period 1999-01-31
DUCKWALL ALCO STORES INC
filed 1999-04-29
CIK 30302

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

 (Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 31, 1999

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


    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [ X ]     No [   ]


    At March 16, 1999, there were 5,093,074 shares of Common Stock outstanding, of which 3,517,476 shares were owned by affiliates.

    Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.


<PAGE 1>


PART I

ITEM 1.  BUSINESS


History

    Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation at the turn of the century in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores. In 1968, the Company followed an emerging trend to discount retailing when it opened
its first ALCO discount store.   In 1991, the Company adopted its current
business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of May 1, 1999, the Company operates 263 retail stores located in the central United States, consisting of 167 ALCO retail discount stores and 96 Duckwall variety stores.

    The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Avenue, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.


General

    The Company, which was established in 1901, is a regional retailer operating 263 stores in 19 states in the central United States. The
Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of merchandise.

    Of the Company's 167 ALCO discount stores, 121 stores are located in communities that do not have another full-line discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other competitors in the market. The ALCO discount stores account for 91% of the Company's net sales. While the current ALCO stores average 21,700 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space ("Class 18 Stores"), which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores.

    The Company's 96 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 9% of the Company's net sales, average approximately 5,500 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offers the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store and a higher return on investment than the Company's average.

    All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.


Business Strategy

    The Company believes that its improved operating performance and financial condition over the last five fiscal years is the result of the focused execution of a business strategy that includes the following key components:

    Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers;
    (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another discount retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in the closing of existing stores. Since 1991, the Company has opened 105 ALCO discount stores (with an approximate average size 18,400 square feet of selling space) and 83 Duckwall variety stores. Except for eight stores, each of the new ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

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

    Technology. The Company is continually improving its management information technologies to support the operation of the Company.
    In fiscal 1999, the Company implemented a new system for merchandise administration and distribution, and continued the roll-out of new point-of-sale (POS) store software that has extended the life and capabilities of its POS hardware. In conjunction with this, the stores are receiving radio frequency hand held devices to allow for additional operating efficiencies. The Company has also, as discussed separately, devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant.

    Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 8 to 28 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate.
    During fiscal 1999, these circulars were distributed 43 times in ALCO markets. In its Duckwall markets, the Company advertises approximately
    13 times a year during seasonal promotions. The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing. During fiscal 1999, the Company began market research and planning for the initial roll-out in fiscal 2000, of its new pricing strategy "New Low Prices Everyday" (NLPE). This strategy will benefit customers by offering sharper prices everyday on products that typically would have been subject to promotional pricing and markdowns. NLPE will also reduce the Company's reliance on advertising circulars and promotions to drive traffic in its stores. During fiscal 2000, the Company will distribute approximately 33 circulars in ALCO markets.

    Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.


Store Development

    The Company plans to open at least 12 ALCO stores and 10 Duckwall stores during fiscal year 2000, and a minimum of 12 ALCO stores and 10 Duckwall stores during each of the fiscal years 2001 and 2002.

    The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. Since fiscal 1995, the Company has opened a total of 73 ALCO stores with an average selling area of approximately 18,600 square feet, and 63 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:

                                                                       Year-to-Date
                     1997              1998              1999              2000
                 ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL    ALCO  DUCKWALL
Stores Opened     15        15      25        15      16        20       4         5
Stores Closed      1         0       0         0       2         2       3         0
Net New Stores    14        15      25        15      14        18       1         5


<PAGE 3>


    The Company intends to utilize the 18,000 square foot store profile for new ALCO store openings. Currently, the Company owns 24 ALCO and 2 Duckwall locations, and leases 143 ALCO and 94 Duckwall store locations. The Company's present intention is to lease all new Duckwall stores. The Company may own some of the ALCO locations, but will, in general try to lease those store locations.

    Before entering a new market with an ALCO store, the Company analyzes available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market as part of a screening process. The process involves an objective review of selection criteria including, among other factors, distance and drive time to discount retail competitors, demographics, retail sales levels, existence and stability of major employers, location of county government and distance from the Company's warehouse. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site. There are currently approximately 150 communities known by the Company to have met the Company's market selection process. The Company is in the site selection and/or procurement process in approximately 14 of those markets, each of which has been approved by the Company for a new ALCO location. The Company performs a similar site selection process with new Duckwall stores. However, the process is condensed given the low opening and closing costs of a Duckwall location.

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


Purchasing

    Procurement and merchandising of products is directed by the Company's Vice President - Merchandise, who reports to the Company's President. The Vice President - Merchandise is supported by a staff of four divisional merchandise managers who are each responsible for specific product categories. The Company employs 23 merchandise buyers and one assistant buyer who each report to a divisional merchandise manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

    The Company purchases its merchandise from approximately 2,250 suppliers. The Company does not utilize long-term supply contracts. No single supplier accounted for more than 4% of the Company's total purchases in fiscal 1999 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.


Pricing

    Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2000, promotions on various items will be offered approximately 33 times through
advertising circulars.   Even though the same general pricing and advertising
activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

<PAGE 4>


Distribution and Transportation

    The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 167 ALCO discount stores and 96 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. This distribution center ships to each of the Company's stores once a week through its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") as well as through irregular route common carriers. The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

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

    In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's discount stores have point-of-sale computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution, and continued the roll-out of new point-of-sale (POS) store software that has extended the life and capabilities of its POS hardware.
In conjunction with this, the stores are receiving radio frequency hand held devices to allow for additional operating efficiencies.

    Approximately 800 of the Company's merchandise suppliers currently participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. When fully implemented, EDI will permit these and additional vendors to transmit advance shipment notices to the Company and receive sales history from the Company.


Store Locations

    As of May 1, 1999, the Company operated 167 ALCO stores in 19 states located in smaller communities in the central United States. Of the ALCO stores, 24 are owned and 143 are operated under real estate leases. The
ALCO stores average approximately 21,300 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 96 Duckwall stores in 11 states, two of which are owned, and 94 are leased. The geographic distribution of the Company's stores is as follows:



Duckwall Stores (96)
Arkansas (1)      Colorado (5)         Iowa (6)          Kansas (40)          Missouri (1)     Nebraska (8)
New Mexico (1)    North Dakota (1)     Oklahoma (10)     South Dakota (2)     Texas (21)




ALCO Stores (167)
Arizona (4)       Arkansas (6)         Colorado (8)      Idaho (1)            Illinois (8)     Indiana (16)
Iowa (10)         Kansas (24)          Minnesota (6)     Missouri (2)         Nebraska (17)    New Mexico (8)
North Dakota (7)  Oklahoma (8)         Ohio (6)          South Dakota (8)     Texas (23)       Utah (2)
Wyoming (3)


<PAGE 5>


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

    In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 32 of its ALCO markets, and another 14 ALCO stores are in direct competition with regional full-line discount stores. Of the last 119 ALCO stores opened, only nine are in direct competition with a national or regional full-line discount retailer. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers.
The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, manufacturers outlets, and the internet. The Company has experienced only one instance of new direct competition from a national or regional full-line discount retailer in the 110 Class 18 markets in which it has opened a store.


Employees

    As of April 1, 1999, the Company employed approximately 5,150 people, of whom approximately 480 were employed in the general office and distribution center in Abilene, 4,050 in the ALCO stores and 620 in the Duckwall stores. Approximately 3,000 additional employees are hired on a seasonal basis, most of whom are sales personnel. No labor organization is the collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.




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

    Twenty-four of the ALCO stores and two of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in leased properties. Such ALCO leases expire as follows: approximately 148,992 square feet (3.4%) expire between May 1, 1999 and January 31, 2000; approximately 410,137 square feet (9.3%) expire between February 1, 2000 and January 31, 2001; and approximately 490,950 square feet (11.2%) expire between February 1, 2001 and January 31, 2002. The remainder expire through 2018. All Duckwall store leases have terms of six years or less.

<PAGE 6>


ITEM 3.  LEGAL PROCEEDINGS.

    The Company has been a party to various legal proceedings which have been reported in this Item 3 of Form 10-K for certain prior fiscal years. The Company's legal proceedings have been resolved sufficiently to render outstanding matters immaterial for purposes of disclosure pursuant to this
Item 3.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended anuary 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

    The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of May 1, 1999.

         Name                  Age   Position
         ____________________  ___   _____________________________________
         Glen L. Shank          54   Chairman of the Board and President
         James E. Schoenbeck    55   Vice President-Operations
                                       and Advertising
         James R. Fennema       48   Vice President-Merchandise
         Richard A. Mansfield   43   Vice President-Finance and Treasurer
         Charles E. Bogan       63   Vice President, Secretary
                                       and General Counsel
         __________


Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

    Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company. Mr. Shank has approximately 32 years of experience in the retail industry.

    James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr.Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 25 years of experience in the retail industry.

    James R. Fennema has served as Vice President-Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States. For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer. Mr. Fennema has approximately 26 years of experience in the retail industry.

    Richard A. Mansfield has served as Vice President-Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the midwest. For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 18 years of experience in the retail industry.

    Charles E. Bogan has been the Secretary of the Company since 1972. He has served as Vice President and General Counsel since 1984, and was Secretary and a member of the Board of Directors during the period from 1972 to 1985. Prior to becoming Duckwall-ALCO's General Counsel, he served as a partner in private practice with the law firm of Bogan & Johnson, beginning in 1970.

<PAGE 7>


PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of the Company is quoted on the Nasdaq National Market under the symbol "DUCK." The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 1999, 1998, 1997 and 1996 and for the fourth quarter of fiscal 1995, (the only full quarter period during that fiscal year for which the Common Stock was so quoted).


                                                 High             Low
       _____________  _______________         _______          ______
       Fiscal 1995    Fourth quarter          $  9.75         $  9.00

       Fiscal 1996    First quarter           $  9.75         $  8.75
                      Second quarter            10.75            8.75
                      Third quarter             11.88           10.38
                      Fourth quarter            11.25            9.50

       Fiscal 1997    First quarter           $ 11.63         $  8.75
                      Second quarter            15.50           12.88
                      Third quarter             14.50           12.25
                      Fourth quarter            16.75           12.25

       Fiscal 1998    First quarter           $ 14.50         $ 13.00
                      Second quarter            13.88           11.50
                      Third quarter             17.50           12.75
                      Fourth quarter            15.88           14.50

       Fiscal 1999    First quarter           $ 18.50         $ 13.25
                      Second quarter            19.38           16.75
                      Third quarter             17.88           10.13
                      Fourth quarter            13.75           11.25


    As of April 3, 1999, there were approximately 1,339 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last four fiscal years, and is currently prohibited from paying such dividends by the terms of the Third Amended and Restated Loan Agreement dated as of December 31, 1998, among the Company,
BA Business Credit, Inc., and Transamerica Business Credit Corporation.

<PAGE 8>


ITEM 6.  SELECTED FINANCIAL DATA.


SELECTED CONSOLIDATED FINANCIAL DATA
(dollars in thousands, except per share and store data)

    The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years under the captions Statements of Operations Data and Balance Sheet Data have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements, related notes, and other financial information included herein.


                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------
                                      January 31,     February 1,     February 2,     January 28,     January 29,
                                             1999            1998            1997            1996            1995
                                      -----------     -----------     -----------     -----------     -----------
Statements of Operations Data
  Net sales                           $  363,509      $  323,254      $  278,819      $  256,454      $  242,144
  Cost of sales                          239,442         212,982         186,531         173,296         163,180
  Gross margin                           124,067         110,272          92,288          83,158          78,964
  Selling, general and administrative
    expenses                             102,357          89,661          75,630          69,018          65,477
  Depreciation and amortization            5,974           4,805           3,773           3,093           3,280
  Income from operations                  15,736          15,806          12,885          11,047          10,207
  Interest expense                         4,234           3,525           3,033           2,958           3,390
  Other expense, net                           0               0               0            (185)            156
  Earnings before income taxes            11,502          12,281           9,852           8,274           6,661
  Income tax expense                       4,287           4,790           3,794           3,144           2,531
  Earnings before cumulative effect
    of accounting change                   7,215           7,491           6,058           5,130           4,130
  Cumulative effect of accounting
    change, net of income
    tax benefit of $611(1)                  (956)              0               0               0               0
  Net earnings                        $    6,259      $    7,491      $    6,058      $    5,130      $    4,130

  Per Share Information:
    Earnings per share - basic:(2)
      Earnings before cumulative
        effect of accounting change   $     1.41      $     1.47      $     1.41      $     1.28      $     1.56
      Cumulative effect of
        accounting change                  (0.19)           0.00            0.00            0.00            0.00
      Net earnings                    $     1.22      $     1.47      $     1.41      $     1.28      $     1.56

    Earnings per share - diluted:(2)
      Earnings before cumulative
        effect of accounting change   $     1.40      $     1.46      $     1.40      $     1.28      $     1.54
      Cumulative effect of accounting
        change                             (0.19)           0.00            0.00            0.00            0.00
      Net earnings                    $     1.21      $     1.46      $     1.40      $     1.28      $     1.54

  Weighted average shares
    outstanding:(2)
      Basic                            5,111,461       5,096,322       4,299,502       3,999,488       2,648,246
      Diluted                          5,154,860       5,148,818       4,399,822       4,014,351       2,680,216

  Operating Data
    Stores open at year-end                  257             225             185             156             138
  Stores in non-competitive markets
    at year-end (3)                          206             176             137             110              91
  Percentage of total stores in
    non-competitive markets (3)            80.20%          78.20%          74.10%          70.50%          65.90%
  Net sales of stores in
    non-competitive markets (3)       $  259,524      $  224,117      $  177,939      $  151,733      $  132,743
  Percentage of net sales
    from stores in
    non-competitive markets (3)            71.40%          69.30%          63.80%          59.20%          54.80%
  Comparable store sales
    for all stores (4)                      0.90%           0.60%          -2.90%          -3.20%           1.10%
  Comparable store sales
    for stores in
    non-competitive markets (3)(4)          1.40%           1.60%          -1.30%          -1.00%           2.70%

  Balance Sheet Data
    Total assets                      $  172,474      $  158,114      $  132,808      $  107,723      $   92,202
    Total debt (includes capital
      lease obligation and current
      maturities)                         45,608          39,718          26,285          24,551          16,805
    Stockholders' equity                  86,426          80,394          72,825          53,061          47,100



(1) Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities, retroactive to the beginning of the year. Under the new method, the Company expenses store preopening costs as incurred rather than over the initial 12-months of a store's operation.

<PAGE 9>


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

    The Company's fiscal year ends on the Sunday closest to January 31. Fiscal 1999 and 1998 consisted of 52 weeks, and fiscal 1997 consisted of 53 weeks.

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


Results of Operations

    The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:


                                                          Fiscal Year Ended
                                              _______________________________________
                                              January 31,   February 1,   February 2,
                                                     1999          1998          1997
____________________________________________  ___________   ___________   ___________
  Net sales.................................       100.0%        100.0%        100.0%
  Cost of sales.............................        65.9          65.9          66.9
  Gross margin..............................        34.1          34.1          33.1
  Selling, general and
    administrative expenses.................        28.2          27.7          27.1
  Depreciation and amortization.............         1.6           1.5           1.4
  Total operating expenses..................        29.8          29.2          28.5
  Income from operations....................         4.3           4.9           4.6
  Interest expense..........................         1.1           1.1           1.1
  Earnings before income taxes..............         3.2           3.8           3.5
  Income tax expense........................         1.2           1.5           1.3
  Earnings before cumulative effect
    of accounting change....................         2.0           2.3           2.2
  Cumulative effect of accounting change,
    net of tax..............................          .3            .0            .0
  Net earnings..............................         1.7%          2.3%          2.2%


<PAGE 10>


Fiscal 1999 Compared to Fiscal 1998

     Net sales for fiscal 1999 increased $40.3 million or 12.5% to $363.5 million compared to $323.3 million for fiscal 1998. During fiscal 1999, the Company opened 36 stores, 34 of which were in new non-competitive markets. Four stores were closed, resulting in a year end total of 257 stores. Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 1999 and 1998 (comparable stores), increased by $2.5 million or .9% in fiscal 1999 compared to fiscal 1998. Sales in non-competitive ALCO stores increased $2.1 million, or 1.3% and the Duckwall variety stores produced an increase of $418,000, or 2.3%.

    Gross margin for fiscal 1999 increased $13.8 million or 12.5% to $124.1 million compared to $110.3 million in fiscal 1998. As a percentage of net sales, gross margin remained the same at 34.1% in both fiscal years. Although initial markon on purchases was higher in fiscal 1999, this was offset by higher markdowns (primarily in the fourth quarter). The gross margin percentage was also favorably impacted in fiscal 1999 by a larger LIFO income than in fiscal 1998. The Company anticipates that pre-LIFO gross margin as a percentage of net sales should improve in future periods as the new stores opened in non-competitive markets contribute an increasing percentage of total sales. This improvement should occur because stores in non-competitive markets have a higher gross margin percentage (due to a lower percentage of net sales at promotional pricing and with a lower promotional markdown rate), than the average of all stores (including those stores in competitive markets), and because the Company expects to continue to focus its store expansion in additional non-competitive markets. Management does not anticipate LIFO income to be a general trend for future years, in as much as there is a general expectation for moderate inflation in the cost of merchandise, a factor that generally yields LIFO expense.

     Selling, general and administrative expenses increased $12.7 million or 14.2% to $102.4 million in fiscal 1999 compared to $89.7 million in fiscal 1998, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses increased to 28.2% in fiscal 1999 from 27.7% in fiscal 1998. The increase in the percentage was due to operating expenses rising faster than the overall same store sales growth. Expense increases included the partial year impact of the minimum wage increase that went into effect September 1, 1997.

    Income from operations decreased $70,000, or .4% to $15.7 million in fiscal 1999 compared to $15.8 million in fiscal 1998. Income from operations as a percentage of net sales decreased to 4.3% in fiscal 1999 from 4.9% in fiscal 1998.

    Interest expense increased $709,000 or 20.1% in fiscal 1999 compared to fiscal 1998. The increase results from higher borrowing levels to fund the purchases of merchandise, fixtures, and owned store buildings for the store expansion program.

    Income taxes were $4.3 million in fiscal 1999 compared to $4.8 million in fiscal 1998. The Company's effective tax rate was 37.3% in fiscal 1999, and 39.0% in fiscal 1998.

    Earnings before the cumulative effect of the accounting change for fiscal 1999 decreased by $276,000 or 3.7% to $7.2 million compared to $7.5 million in fiscal 1998.


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

<PAGE 11>


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

Seasonality and Quarterly Results

    The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 1997, 1998, and 1999.


                                 First         Second          Third         Fourth
                               Quarter        Quarter        Quarter        Quarter
                                                 (dollars in millions)
--------------------------  ----------     ----------     ----------     ----------
Fiscal 1997
  Net Sales                 $    59.3      $    68.4      $    64.9      $    86.2
  Gross Margin                   19.6           22.3           21.7           28.7
  Income from operations          1.8            2.9            2.1            6.1
  Net Earnings                    0.7            1.2            0.7            3.5

Fiscal 1998
  Net Sales                 $    69.3      $    80.5      $    76.2      $    97.3
  Gross Margin                   23.7           26.7           26.7           33.2
  Income from operations          2.1            3.3            2.5            7.9
  Net Earnings                    0.9            1.5            0.9            4.2

Fiscal 1999
  Net Sales                 $    81.1      $    90.4      $    85.3      $   106.8
  Gross Margin                   28.2           30.6           29.3           36.0
  Income from operations          2.6            3.6            2.9            6.6
  Net Earnings (1)                1.0            1.8            1.1            3.3


    (1)  Represents earnings before the cumulative effect of accounting change


    The Company's business is subject to seasonal fluctuations. The Company's highest sales levels occur in the fourth quarter of its fiscal year which includes the holiday selling season. The Company's results of operations in any one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full fiscal year.

    The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of net sales contributed by new stores and the integration of the new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can, therefore, significantly affect the quarterly results of operations.


Inflation

    Management does not believe that its operations have been materially affected by inflation over the past few years. The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions. In 1996, Congress enacted The Small Business Job Protection
Act of 1996 ("the Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act has increased the Company's payroll expense.


Liquidity and Capital Resources

    At the end of fiscal 1999, working capital (defined as current assets less current liabilities) was $90.1 million compared to $76.0 million at the end of fiscal 1998 and $60.4 million at the end of fiscal 1997.

<PAGE 12>


    The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal 1999, the Company completed a sale-leaseback of ten of its owned stores. The proceeds from this transaction amounted to $6.2 million. The Company sold 1.089 million shares of its common stock to the public, primarily in the third quarter of fiscal 1997, generating net proceeds to the Company of $13.1 million. The purpose of the offering was to fund store expansion. The funds were used to pay down temporarily the revolving credit facility, pending the investment of the funds in new stores.

    Cash provided by (used in) operating activities aggregated $6.6 million, ($6.8) million and $4.2 million in fiscal 1999, 1998 and 1997, respectively. The increase in cash provided in fiscal 1999 relative to fiscal 1998 resulted primarily from a smaller increase in inventory, due to a smaller number of stores opened. The decrease in cash provided in fiscal 1998 relative to fiscal 1997 resulted primarily from an increase in inventory needed to support the 40 new store openings.

    The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling periods and to meet other short-term cash requirements. The revolving loan credit facility, which provides up to $85 million of financing in the form of notes payable and letters of credit, was executed in April, 1998 and will expire in April 2001. The Company had borrowings available at January 31, 1999 under the revolving loan credit facility amounting to $41,260. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

    In fiscal 1999, the Company made net cash borrowings against its revolving credit facility of $5.0 million, incurred $2.8 million of new long term debt, and made cash payments of $1.9 million to reduce its long-term debt and capital lease obligations. In fiscal 1998 and 1997, the Company made net cash borrowings of $13.4 million and net cash payments of $1.7 million, respectively, to reduce its long-term debt and capital lease obligations. The Company executed operating leases for 98 additional stores during the three year period ending in fiscal 1999. The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 36 new stores were opened in fiscal 1999 and at least 22 new stores are scheduled to be opened in fiscal 2000. The Company believes that with the $85 million line of credit, sufficient capital is available to fund the Company's planned expansion.

    Cash used for acquisition of property and equipment in fiscal 1999, 1998 and 1997 totaled $10.3 million, $11.7 million, and $11.6 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 2000, principally for store buildings and fixtures, are $11.0 million.

    During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Credit Facility. As of January 31, 1999, the Company had purchased 60,000 shares of Common Stock for $669,000.



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


Expansion Plans

    The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 22 stores in the current fiscal year and at least 22 stores in both fiscal 2001 and 2002. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control. These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

<PAGE 13>


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


Control by Significant Stockholder

    Kansas Public Employees Retirement System ("KPERS") is a principal stockholder of the Company, beneficially owning approximately 13% of the outstanding shares of Common Stock of the Company as of March 19, 1999.


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


The Year 2000 Issue

     The information in this Year 2000 section is a Year 2000 Readiness Disclosure under the Year 2000 Information Readiness and Disclosure Act.

<PAGE 14>


Internal Considerations

    The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 readiness. The assessment phase of the Year 2000 project is substantially complete and mission critical systems have been or are in the process of being remediated or replaced.
The assessment phase of the project included information technology systems as well as non-information technology equipment. Over 70% of the required coding conversions on information technology have occurred to-date. The Company anticipates completing all known remaining coding conversions during the first half of fiscal 2000. All code conversions dealing with fiscal
2000 (which began on February 1, 1999) have been completed and returned to production prior to February 1, 1999. Virtually all of the Company's remediation efforts have been and will continue to be performed by Company associates and a limited number of selected software and hardware providers.

    As systems have been replaced or remediated, system testing has been conducted prior to return to production. However, upon completion of the remediation phase, the Company will conduct additional system testing as deemed necessary. This testing is anticipated to occur during the second and third quarters of fiscal 2000.

    Previously reported problems with Store Point-of-Sales systems have been successfully resolved, and roll-outs have resumed to all ALCO stores. Completion of this rollout is currently scheduled for the end of June, 1999. At this point the Company believes the Store systems being rolled out to be Year 2000 ready, however, significant testing and monitoring will continue throughout 1999.


Costs Related to Year 2000

    The total estimated cost of the Company's Year 2000 project is $1,000,000. To-date the Company has spent approximately $346,000 on hardware and software upgrades, and expects to spend as much as an additional $354,000. Additionally the Company will incur as much as $300,000 in internal and external programming costs, with maximum expenditures estimated at $1,000,000. Internal programming resources have been adequate to provide some enhancements to proprietary systems, as well as provide Year 2000 ready systems. The hardware replacements have also provided quicker, more reliable systems to the Company. All expenditures related to the Company's Year 2000 readiness initiatives have or will be funded by cash flow from operations, borrowing under the Company's line of credit, or other financing sources, and have or will be capitalized or expensed depending on the classification of the expenditure according to generally accepted accounting principles.


External Considerations

    In addition to internal Year 2000 activities, the Company is communicating with other companies with which our systems interface or rely upon. Conversion, testing and implementation of Year 2000 ready EDI transactions are expected to begin in May 1999. This will include EDI trading partners and other external dependencies. Completion of this testing and conversion is expected to be substantially complete by September 1999.

    There can be no assurance that there will not be adverse effects on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communications with and assessment of these third parties will minimize these risks.

    The Company recognizes the risks and anticipates minimal business disruption will occur as a result of Year 2000 issues. Possible consequences include, but are not limited to, loss of basic utilities within certain locations, inability to process transactions, send or transmit purchase orders, or engage in similar normal business activities. Additionally, due to the lack of a uniform definition of Year 2000 compliance, the Company recognizes the potential of an increase in sales returns of merchandise that contain embedded chips, or hardware or software components. Due to the Company's product mix, and the anticipated cooperation from the Company's suppliers, if returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.


Contingency Plans

    The contingency planning phase of the Year 2000 project is scheduled to begin in late April 1999. To-date initial analysis has begun and where needed the Company will establish contingency plans based on actual testing and production experience. External dependency contingency planning will be based on ongoing communications with the Company's suppliers and service providers. The Company anticipates the majority of its contingency plans to be in place by the end of September 1999, in addition the Company intends, during the fourth quarter of 1999 to conduct training with associates on the execution of contingency plans should the need arise.

Summary

    The Company believes its IT systems will be ready for the Year 2000. Should incidences of non-compliance occur the Company will dedicate both internal and external resources to resolve any problems. Although the Company is taking the steps it deems reasonable to mitigate external Year 2000 issues, many elements of these risks, and the ability to definitively mitigate them, are outside the control of the Company. Given the importance of certain key vendors and service providers, the inability of these business partners to provide their goods or services to the Company on a timely basis could have a material adverse effect on the Company's operations and financial results. The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

<PAGE 15>


Impact of change in Accounting Principle

    Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts $529, ($427), and ($0.8), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying audited financial statements. Financial statements for fiscal 1998 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying audited financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.



ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

          The Company does not invest in any market risk sensitive instruments.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
         AND FINANCIAL STATEMENT SCHEDULES



                                                                          Page
         DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

           Independent Auditors' Report...............................      17

           Financial Statements:

             Consolidated Balance Sheets --
               January 31, 1999 and February 1, 1998..................      18

             Consolidated Statements of Operations--
               Fiscal Years Ended January 31, 1999,
                 February 1, 1998, and February 2, 1997...............      20

             Consolidated Statements of Stockholders'
               Equity --Fiscal Years Ended January 31, 1999,
                 February 1, 1998, and February 2, 1997...............      22

             Consolidated Statements of Cash Flows --
               Fiscal Years Ended January 31, 1999,
                 February 1, 1998, and February 2, 1997...............      23


             Notes to Consolidated Financial Statements...............      25


             Financial Statement Schedules:

               No financial statement schedules are included as they are not applicable to the Company.

<PAGE 16>



Independent Auditors' Report


The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles.

As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for store preopening costs in the year ended January 31, 1999.



/s/KPMG LLP
   KPMG LLP

Wichita, Kansas
March 19, 1999

<PAGE 17>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 31, 1999 and February 1, 1998
(Dollars in thousands)


Assets                                                                  1999           1998
                                                                     __________     ___________

  Current assets:
    Cash and cash equivalents                                        $  10,423           2,555
    Receivables (note 3)                                                 3,557           3,158
    Inventories (notes 2 and 3)                                        113,225         103,445
    Prepaid expenses                                                       359           2,131

         Total current assets                                          127,564         111,289

  Property and equipment, at cost (note 3):
    Land and land improvements                                           2,847           2,961
    Buildings and building improvements                                 21,130          25,041
    Furniture, fixtures and equipment                                   37,879          34,430
    Transportation equipment                                             2,197           1,731
    Leasehold improvements                                               8,672           6,115
    Construction work in progress                                        1,242             496

         Total property and equipment                                   73,967          70,774

    Less accumulated depreciation and amortization                      35,340          30,627

         Net property and equipment                                     38,627          40,147

    Property under capital leases (note 5)                              20,407          20,407
    Less accumulated amortization                                       14,428          13,811

         Net property under capital leases                               5,979           6,596

    Debt financing costs                                                   304              82




                                                                     $ 172,474         158,114



    See accompanying notes to consolidated financial statements.


<PAGE 18>



DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 31, 1999 and February 1, 1998
(Dollars in thousands)


Liabilities and Stockholders Equity                                    1999           1998
                                                                     __________     ___________
Current liabilities:
  Current maturities of long-term debt (note 3)                      $   1,556           1,333
  Current maturities of capital lease obligations (note 5)                 540             518
  Accounts payable                                                      20,488          19,009
  Income taxes payable                                                   1,780           2,272
  Accrued salaries and commissions                                       4,705           4,884
  Accrued taxes other than income                                        3,520           3,159
  Other current liabilities                                              2,643           1,804
  Deferred income taxes (note 6)                                         2,256           2,324

       Total current liabilities                                        37,488          35,303

  Notes payable under revolving loan credit facility (note 3)           30,598          25,591
  Long-term debt, less current maturities (note 3)                       4,825           3,646
  Capital lease obligations, less current maturities (note 5)            8,089           8,630
  Other noncurrent liabilities                                           1,484             782
  Deferred revenue                                                       1,075           1,272
  Deferred income taxes (note 6)                                         2,489           2,496

       Total liabilities                                                86,048          77,720


Stockholders equity (notes 4, 7 and 8):
  Common stock, $.0001 par value, authorized 20,000,000 shares in
    1999 and 1998; issued and outstanding 5,092,324 and 5,098,761
    shares in 1999 and 1998, respectively                                    1               1
  Additional paid-in capital                                            54,247          54,474
  Retained earnings since June 2, 1991                                  32,178          25,919

       Total stockholders equity                                        86,426          80,394

Commitments (note 5)

                                                                     $ 172,474         158,114


<PAGE 19>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)




                                                                        1999           1998           1997
                                                                     __________     ___________    ___________
Net sales                                                            $ 363,509         323,254        278,819
Cost of sales                                                          239,442         212,982        186,531

     Gross margin                                                      124,067         110,272         92,288

Selling, general and administrative (notes 4 and 5)                    102,357         89,661         75,630
Depreciation and amortization                                            5,974           4,805          3,773

     Total operating expenses                                          108,331          94,466         79,403

     Income from operations                                             15,736          15,806         12,885

Interest expense (notes 3 and 5)                                         4,234           3,525          3,033

     Earnings before income taxes and cumulative
       effect of accounting change                                      11,502          12,281          9,852

Income tax expense (note 6)                                              4,287           4,790          3,794

     Earnings before cumulative effect of accounting
       change                                                            7,215           7,491          6,058

Cumulative effect of accounting change, net of income
  tax benefit of $611 (note 1)                                            (956)            ---            ---

          Net earnings                                               $   6,259           7,491          6,058

Earnings per share - basic (note 9):
  Earnings before cumulative effect of accounting change             $    1.41            1.47           1.41
  Cumulative effect of accounting change                                 (0.19)            ---            ---

          Net earnings                                               $    1.22            1.47           1.41

Earnings per share - diluted (note 9):
  Earnings before cumulative effect of accounting change             $    1.40            1.46           1.40
  Cumulative effect of accounting change                                 (0.19)            ---            ---

          Net earnings                                               $    1.21            1.46           1.40



(Continued)

<PAGE 20>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES


Consolidated Statements of Operations
Fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)





                                                                        1999           1998           1997
                                                                     __________     ___________    ___________
Pro forma amounts for effect of change in accounting
  principle:

          Net earnings                                               $   7,215           7,190          5,935

          Basic earnings per share                                   $    1.41            1.41           1.38

          Diluted earnings per share                                 $    1.40            1.40           1.37


 See accompanying notes to consolidated financial statements.

<PAGE 21>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands)


                                                                                                      Retained
                                                                                                      earnings          Total
                                                                                     Additional          since         stock-
                                                                       Common           paid-in        June 2,       holders'
                                                                        stock           capital           1991         equity
                                                                     __________     ___________    ___________    ___________

Balance, January 28, 1996                                            $       1          40,690         12,370         53,061

Net earnings for the year ended February 2, 1997                           ---             ---          6,058          6,058
Tax benefit from net operating loss carry-
        forward (note 6)                                                   ---             626            ---            626
Issuance of 1,089,000 common shares in
        secondary public offering (note 8)                                 ---          13,068            ---         13,068
Exercise of outstanding options to pur-
        chase 1,313 common shares                                          ---              12            ---             12


Balance, February 2, 1997                                                    1          54,396         18,428         72,825

Net earnings for the year ended February 1, 1998                           ---             ---          7,491          7,491
Exercise of outstanding options to purchase
        8,938 common shares                                                ---              78            ---             78

Balance, February 1, 1998                                                    1          54,474         25,919         80,394

Net earnings for the year ended January 31, 1999                           ---             ---          6,259          6,259
Exercise of outstanding options to purchase
        53,563 common shares                                               ---             442            ---            442
Repurchase of 60,000 common shares                                         ---            (669)           ---           (669)

Balance, January 31, 1999                                            $       1          54,247         32,178         86,426



See accompanying notes to consolidated financial statements.

<PAGE 22>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands)




                                                                        1999           1998           1997
                                                                     __________     ___________    ___________
Cash flows from operating activities:
  Net earnings                                                       $   6,259           7,491          6,058
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of
        income tax benefit                                                 956             ---            ---
      Depreciation and amortization                                      5,974           4,805          3,773
      Amortization of debt financing costs                                 137              43             40
      Deferred income taxes                                                (75)           (138)           162
      Loss (gain) on sale or disposition of property
        and equipment                                                      680             ---            (37)
      LIFO expense (income)                                             (2,449)           (950)            55
      Decrease (increase) in receivables                                  (399)              2           (615)
      Increase in inventories                                           (7,331)        (22,136)        (8,779)
      Decrease (increase) in prepaid expenses                              205            (346)          (537)
      Increase in accounts payable                                       1,479           1,882            792
      Increase (decrease) in income taxes payable                          119             (73)         2,151
      Increase (decrease) in accrued salaries and commissions             (179)          1,008            262
      Increase in accrued taxes other than income                          361             230            726
      Increase in other liabilities                                      1,052             123            120
      Increase (decrease) in deferred revenue                             (197)          1,272            ---

           Net cash provided by (used in) operating activities           6,592          (6,787)         4,171

  Cash flows from investing activities:
    Proceeds from sale of property and equipment                         6,232             ---             48
    Acquisition of:
      Buildings                                                         (1,616)         (4,112)        (4,124)
      Fixtures, equipment, and leasehold improvements                   (8,644)         (7,550)        (7,538)

           Net cash used in investing activities                        (4,028)        (11,662)       (11,614)


(Continued)


<PAGE 23>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands)




                                                                        1999           1998           1997
                                                                     __________     ___________    ___________
Cash flows from financing activities:
  Increase in notes payable under revolving loan credit facility     $   5,007          13,496             80
  Proceeds from stock issuance                                             ---             ---         13,068
  Proceeds from exercise of outstanding stock options                      442              78             12
  Repurchase of stock                                                     (669)            ---            ---
  Proceeds from issuance of long-term debt                               2,760           1,870          3,110
  Principal payments on long-term debt                                  (1,358)         (1,326)          (819)
  Principal payments under capital lease obligations                      (519)           (607)          (637)
  Debt financing costs                                                    (359)            (45)           (10)

       Net cash provided by financing activities                         5,304          13,466         14,804

       Net increase (decrease) in cash and cash equivalents              7,868          (4,983)         7,361

Cash and cash equivalents at beginning of year                           2,555           7,538            177

Cash and cash equivalents at end of year                             $  10,423           2,555          7,538


See accompanying notes to consolidated financial statements.

<PAGE 24>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


(1)  Summary of Significant Accounting Policies
     (a)  Nature of Business

          Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) is engaged in the business of retailing general merchandise throughout the midwestern and south central regions of the United States through discount department and variety store outlets. Merchandise is purchased for resale from many vendors, and transactions with individual vendors and customers do not represent a significant portion of total purchases and sales.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances have been eliminated in consolidation.

     (c)  Basis of Presentation

          The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 1999 and 1998 consist of 52 weeks, 1997 consists of 53 weeks.

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

(Continued)

<PAGE 25>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


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

     (g)  Net Sales

          Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales.

     (h)  Change in Accounting Principle

          Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities
          (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts $529, ($427), and ($.08), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying financial statements. Financial statements for fiscal 1998 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.

     (i)  Net Earnings Per Share

          Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 9.

(Continued)


<PAGE 26>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     (j)  Consolidated Statements of Cash Flows

          For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds.

          During fiscal 1999, 1998, and 1997, the following amounts were paid for interest and income taxes:


                                           1999         1998         1997

             Interest, excluding
               interest on capital
               lease obligations and
               amortization of debt
               financing costs
               (net of capitalized
               interest of $46 in
               fiscal 1999, $72 in
               fiscal 1998, and $269
               in fiscal 1997)          $ 3,116        2,431        2,083
             Income taxes                 4,383        5,001        1,481


             Noncash financing and investing activities for fiscal 1999, 1998, and 1997 consisted of:

               Tax benefit from net operating loss carryforward of $626 which increases additional paid-in capital in fiscal 1997 (note 6).

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

(Continued)

<PAGE 27>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     (m)  Stock-based Compensation

          The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In addition, SFAS No. 123, Accounting for Stock-Based Compensation, requires that pro forma net earnings and pro forma earnings per share disclosures be provided for employee stock option grants made in fiscal year 1996 and subsequent years as if the fair value-based cost measurement method defined in SFAS No. 123 had been applied.

     (2)  Inventories

          Inventories at January 31, 1999 and February 1, 1998 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 31, 1999 and February 1, 1998 are summarized as follows:

                                                       1999            1998

                              FIFO cost         $   113,820         106,489
                              Less LIFO reserve        (595)         (3,044)

                                LIFO cost       $   113,225         103,445


          Earnings before income taxes for fiscal 1999, 1998, and 1997 would have decreased by $2,449 and $950, and increased by $55, respectively, if the FIFO method of valuing inventories had been utilized.

     (3)  Credit Arrangements, Notes Payable and Long-term Debt

          The Company's loan agreement with its lenders provides a revolving loan credit facility of up to $85,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at the prime rate on the Revolving Rate Loan and LIBOR plus 1.50% on the LIBOR Rate Loan and is generally limited to 65% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory, accounts receivable and intangible assets. The loan agreement contains various restrictions including limitations on additional indebtedness, sales of assets, and financial covenants related to the ratio of earnings to fixed charges and tangible net worth, all as defined. The loan agreement prohibits the payment of dividends. The loan agreement expires in April 2001 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.

          Under this agreement, the Company converted $30,000 from the Revolving Rate Loan to a 7.23% Fixed Rate Loan on April 15, 1998 which is due in April 2001.

(Continued)

<PAGE 28>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


Notes payable outstanding at January 31, 1999 and February 1, 1998 under the revolving loan credit facility aggregated $30,598 and $25,591, respectively. The lender had also issued letters of credit aggregating $2,261 and $2,692, respectively, at such dates on behalf of the Company. The interest rate on outstanding borrowings at January 31, 1999 was 7.75% on the Revolving Rate Loan payable monthly. There were no borrowings outstanding under the LIBOR Rate Loan at January 31, 1999 or February 1, 1998. The Company had additional borrowings available at January 31, 1999 under the revolving loan credit facility amounting to $41,260.

Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at January 31, 1999 and February 1, 1998 consisted of the following:

                                                            1999          1998

     7.15% obligations for Industrial Revenue Bonds,
       interest payable semiannually with principal
       payments due annually until final
       maturity in 1999                              $       175           600
     9.875% mortgage note payable due in monthly
       installments, including interest, through
       September 2001                                        310           408
     8.41% note payable due in monthly installments,
       including interest, through March 2001,
       secured by airplane                                   468           681
     8.77% note payable due in monthly installments,
       including interest, through September 2000,
       secured by certain equipment                          839         1,287
     8.27% note payable due in monthly installments,
       including interest, through December 2000,
       secured by certain equipment                          148           216
     9.2% note payable due in monthly installments,
       including interest, through March 2009, secured
       by buildings                                        1,700         1,787
     6.4% note payable due in monthly installments,
       including interest, through January 2005,
       secured by equipment                                2,741           ---


                                                           6,381         4,979

     Less current maturities                               1,556         1,333

     Long-term debt, less current maturities         $     4,825         3,646


The Industrial Revenue Bonds were issued by a municipality to finance warehouse facilities of the Company. The facilities are leased by the Company and the Company has the option to purchase the facilities for a nominal sum at the expiration of the leases.

Interest expense on notes payable and long-term debt in fiscal 1999, 1998, and 1997 aggregated $3,193, $2,418, and $1,853, respectively.

(Continued)

<PAGE 29>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next five years and thereafter in the aggregate as of January 31, 1999 are as follows:

                                     Fiscal year

                                            2000         $     1,556
                                            2001              31,904
                                            2002                 676
                                            2003                 611
                                            2004                 656
                                      Thereafter               1,576

                                                         $    36,979


     (4)  Employee Benefits

          The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. The Company made profit sharing contributions for fiscal 1999, 1998, and 1997 of $775, $800, and $700, respectively.

          At January 31, 1999 and February 1, 1998, the Plan owned 79,053 shares of the Company's common stock.

     (5)  Leases

          The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases in the accompanying consolidated balance sheets at January 31, 1999 and February 1, 1998 are as follows:

                                                       1999            1998

               Buildings                          $  16,624          16,624
               Fixtures                               3,783           3,783

                                                     20,407          20,407

               Less accumulated amortization         14,428          13,811

               Net property under capital leases  $   5,979           6,596


The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

(Continued)

<PAGE 30>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


Future minimum lease payments under all noncancelable leases together with the present value of the net minimum lease payments pursuant to capital leases as of January 31, 1999 are as follows:

           Fiscal Year:            Capital         Operating

           2000               $      1,521             7,612
           2001                      1,521             7,222
           2002                      1,521             6,135
           2003                      1,457             5,262
           2004                      1,384             4,929
           Later years               7,972            27,977

               Total minimum
               lease payments       15,376         $  59,137

           Less amount
             representing
             interest                6,747

           Present value of
             net minimum
             lease payments          8,629

           Less current
             maturities                540

           Capital lease
             obligations,
             less current
             maturities       $      8,089


Minimum payments have not been reduced by minimum sublease rentals of $120 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $53, $59, and $39 for fiscal 1999, 1998, and 1997, respectively.

Interest on capital lease obligations in fiscal 1999, 1998, and 1997 aggregated $1,041, $1,107, and $1,180, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 1999, 1998, and 1997:

                                          1999            1998            1997
            Minimum rentals       $      8,216           7,545           5,221
            Contingent rentals             415             316             361
            Less sublease rentals         (109)           (104)           (124)

                                  $      8,522           7,757           5,458

(Continued)

<PAGE 31>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


          Sale-Leaseback Transaction

          The Company entered into an agreement to sell and leaseback ten stores (land and buildings) in December 1998. The proceeds from the sale-leaseback transaction amounted to $6.2 million and the leaseback term is 20 years. As a result of the sale-leaseback transaction, the Company incurred a gain of $489 which has been deferred for financial reporting purposes and is included within other noncurrent liabilities and is being amortized over the term of the related leases. The Company will use the proceeds to fund the Company's continued store development.

     (6)  Income Taxes

          Total income tax expense (benefit) for fiscal 1999, 1998, and 1997 was allocated as follows:

                                          1999            1998            1997

            Operations               $   4,287           4,790           3,794
            Additional paid-in
              capital for the tax
              benefit from
              utilization of net
              operating loss
              carryforwards                ---             ---            (626)

                 Total income
                   tax expense       $   4,287           4,790           3,168


          Income tax expense (benefit) attributable to operations for fiscal 1999, 1998, and 1997 consists of:

                                 Current         Deferred            Total

            1999:
              Federal          $  3,669              (63)            3,606
              State                 693              (12)              681

                               $  4,362              (75)            4,287

            1998:
              Federal          $  4,163             (116)            4,047
              State                 765              (22)              743

                               $  4,928             (138)            4,790

            1997:
              Federal          $  3,061              136             3,197
              State                 571               26               597

                               $  3,632              162             3,794

(Continued)

<PAGE 32>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


          The significant components of deferred income tax expense (benefit) attributable to operations for fiscal 1999, 1998, and 1997 are as follows:
                                          1999            1998             1997

            Deferred tax expense
              (exclusive of the
              effects of the
              following item)         $    (75)           (138)            788
            Decrease in beginning
              of the year balance
              of the valuation
              allowance for
              deferred tax assets          ---             ---            (626)

                                      $    (75)           (138)            162


          Income tax expense attributable to operations was $4,287, $4,790, and $3,794 for fiscal 1999, 1998, and 1997, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 1999 and 1998, and 34% in 1997 as a result of the following:

                                          1999            1998            1997

            Computed "expected"
              tax expense             $  4,026           4,298           3,350
            Reduction in income
              taxes resulting from:
                State income taxes,
                  net of the Federal
                  income tax benefit       501             483             394
            Other, net                    (240)              9              50

                                      $  4,287           4,790           3,794

(Continued)

<PAGE 33>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 31, 1999 and February 1, 1998 are presented below:

                                                        1999            1998

            Deferred tax assets:
              Capital leases                     $     1,018             969
              Other assets                               244              38
              Other liabilities                          920             579
              Net operating loss and
                tax credit carryforwards                  43              85

                   Total gross deferred
                     tax assets                        2,225           1,671

            Less - valuation allowance                   (43)            (85)

                   Net deferred tax assets             2,182           1,586


            Deferred tax liabilities:
              Inventories, principally
                due to differences in
                the LIFO reserve arising
                from a prior business
                combination accounted for
                as a purchase                          2,911           2,998
              Property and equipment, due
                to differences in deprecia-
                tion and a prior business
                combination accounted for
                as a purchase                          4,016           3,408

                   Total gross deferred
                     tax liabilities                   6,927           6,406

                   Net deferred tax
                     liability                   $     4,745           4,820


          At January 31, 1999, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $1,657 which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2005.

          The valuation allowance relates to the net operating loss (NOL) and tax credit carryforwards. Income tax benefits in fiscal 1997 from the utilization of NOL carryforwards have been recorded as an increase to additional paid-in capital because such income tax benefits are attributable to the loss periods prior to the reorganization in June 1991.


(Continued)

<PAGE 34>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     (7)  Stock Option Plan

          During fiscal 1994, the Company adopted a stock option plan under which options to purchase 125,000 shares of common stock may be granted to key employees. The stock option plan was amended in June 1994 to increase the number of options which may be granted under the plan to 200,000, and was further amended in March 1997 to increase to 450,000. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at January 31, 1999, February 1, 1998, and February 2, 1997 is presented below:


                                                                                    Weighted
                                                                                     average
                                                            Number of               exercise
                                                               shares                  price
            Options outstanding, January 28, 1996            158,325            $      9.41
            Issued                                            37,150            $    12.875
            Exercised                                         (1,313)           $      9.41
            Canceled                                          (6,637)           $     10.49

            Options outstanding, February 2, 1997            187,525            $     10.06
            Issued                                            82,750            $     12.75
            Exercised                                         (8,938)           $      8.73
            Canceled                                         (14,262)           $     10.79

            Options outstanding, February 1, 1998            247,075            $     10.97
            Issued                                            45,250            $     18.50
            Exercised                                        (53,563)           $      8.25
            Canceled                                          (3,200)           $     12.84

            Options outstanding, January 31, 1999            235,562            $     13.00


(Continued)

<PAGE 35>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


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
                                                     1999            1998

            Net earnings, as reported       $       7,215           7,491
            Net earnings, pro forma                 7,087           7,412
            Net earnings per share,
              as reported:
                Basic                                1.41            1.47
                Diluted                              1.40            1.46
            Net earnings per share,
              pro forma:
                Basic                                1.39            1.45
                Diluted                              1.38            1.44


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     1999            1998

            Expected dividend yield                    0%              0%
            Expected stock price volatility         34.6%           33.0%
            Risk-free interest rate                  5.6%            6.5%
            Expected life of options              5 years         5 years


          The weighted average grant date fair value of options granted during 1999 and 1998 is $7.42 and $5.19 per share, respectively.

                                           Options outstanding             Options exercisable
                               ________________________________________  ________________________
                                    Number      Weighted                      Number
            Range              outstanding       average       Weighted  exercisable     Weighted
            of                          at     remaining        average           at      average
            exercise           January 31,   contractual       exercise  January 31,     exercise
            price                     1999          life          price         1999        price
            _________________  ____________  ____________  ____________  ____________  ___________
             $9.20 to $12.75       190,462          2.12       $ 11.71       105,806     $ 10.97
                 $18.50             45,100          4.33       $ 18.50           ---     $   ---

             $9.20 to $18.50       235,562                                   105,806


(Continued)

<PAGE 36>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     (8)  Stockholders' Equity

          During 1998, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program"). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of January 31, 1999, the Company had purchased 60,000 shares of Common Stock for $669.

          The Company completed a secondary public offering of 900,000 shares of its common stock on October 15, 1996 and the Company's underwriters exercised their option to purchase an additional 189,000 common shares on November 15, 1996. The Company received net proceeds from the sale of its common stock (after deducting issuance costs) of $13,068. The net proceeds of the offering were used to fund the opening of new stores. Pending such use, the net proceeds were used to repay outstanding balances under the Company's revolving loan credit facility.

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


     (9)  Earnings Per Share

          The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

                                           1999           1998          1997

            Outstanding shares:
              Weighted average shares
                outstanding (basic)    5,111,461     5,096,322     4,299,502
              Effect of dilutive
                options to purchase
                common stock              43,399        52,496        40,320

                  As adjusted for
                    diluted
                    calculation        5,154,860     5,148,818     4,339,822

            Net earnings -
              basic and diluted       $    7,215         7,491         6,058


          Earnings per share amounts have been computed on the absolute amount of net earnings whereas the above net earnings amounts have been rounded to the nearest thousand.


(Continued)

<PAGE 37>



DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     (10) Quarterly Financial Information (Unaudited)

          Financial results by quarter are as follows:

                                                 First       Second        Third       Fourth
                                               quarter      quarter      quarter      quarter
            _____________________________  ___________  ___________  ___________  ___________
            1999:
              Net sales                    $   81,052       90,360       85,308      106,789
              Gross margin (a)                 28,150       30,610       29,290       36,017
              Earnings before cumulative
                effect of accounting
                change (d)                        954        1,833        1,119        3,309
              Cumulative effect of
                accounting change (d)            (956)         ---          ---          ---
              Net earnings (d)                     (2)       1,833        1,119        3,309
              Net earnings per share
                before cumulative effect of
                accounting change (b), (c)
                and (d):
                  Basic                           .19          .36          .22          .65
                  Diluted                         .18          .35          .22          .65

            1998:
              Net sales                    $   69,272       80,463       76,163       97,356
              Gross margin (a)                 23,735       26,668       26,714       33,155
              Net earnings                        849        1,535          903        4,204
              Net earnings per share:
                Basic                             .17          .30          .18          .82
                Diluted                           .17          .30          .18          .81


            (a) The pretax LIFO inventory provision for the fiscal year ended January 31, 1999 was estimated to be expense of $-0- in each of the first three quarters. The annual provision amounted to $2,449 income resulting in a credit of $2,449 in the fourth quarter.

                 The pretax LIFO inventory provision for the fiscal year ended February 1, 1998 was estimated to be expense of $0, $110 and $60 in each of the first three quarters, respectively. The annual provision amounted to $950 income resulting in a credit of $1,120 in the fourth quarter.

            (b) Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 1999 does not equal the total computed for the year.

            (c) The cumulative effect of adopting the accounting change for store preopening costs was (.19) in the first quarter of fiscal 1999.

(Continued)

<PAGE 38>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


            (d) Amounts for the first and second quarter of fiscal 1999 have been restated to reflect adoption of the accounting change for store preopening cost discussed in note 1(h). The effect of the restatement was to increase (decrease) the amounts originally reported in the Company's quarterly reports for such quarters as follows:
                                                         First          Second
                                                       quarter         quarter
                                                   ___________     ___________
                   Earnings before cumulative
                     effect of accounting
                     change                        $      (52)            244
                   Cumulative effect of
                     accounting change                   (956)            ---
                   Net earnings                        (1,008)            244
                   Net earnings per share:
                     basic and diluted                   (.20)            .05


     (11) Fair Value of Financial Instruments

          The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at January 31, 1999 and February 1, 1998. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

          For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

     (12) Related Party Transactions

          Lease payments to related parties amounted to approximately $585 in fiscal 1999, 1998, and 1997.

          During fiscal 1999 and 1997, the Company paid a computer consulting firm, whose president or chairman is a director of the Company, $260 and $957, respectively, for point-of-sale software and related services.

     (13) Business Operations and Segment Information

          The Company's business activities include operation of ALCO discount stores in towns with populations which are typically less than 5,000 not served by other regional or national retail discount chains and Duckwall variety stores that offer a more limited selection of merchandise which are primarily located in communities of less than 2,500 residents.

          For financial reporting purposes, the Company has established two operating segments: "ALCO Discount Stores", and "All Other", which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

(Continued)

<PAGE 39>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)

Segment Information
                                              1999           1998           1997
                                         __________     ___________    ___________
     Net Sales:
       ALCO Discount Stores              $ 330,705         302,040        261,710
       All Other:
         External                           32,804          21,214         17,109
         Intercompany                      200,465         189,330        155,067

                                         $ 563,974         512,584        433,886

     Depreciation and Amortization:
       ALCO Discount Stores              $   3,300           2,554          1,785
       All Other                             2,674           2,251          1,988

                                         $   5,974           4,805          3,773


     Income (expense) from Operations:
       ALCO Discount Stores              $  29,241          28,086         26,195
       All Other                           (16,771)        (14,037)       (13,806)

                                         $  12,470          14,049         12,389

     Capital Expenditures:
       ALCO Discount Stores              $   8,203          10,081         10,531
       All Other                             2,057           1,581          1,131

                                         $  10,260          11,662         11,662

     Identifiable Assets:
       ALCO Discount Stores              $ 128,078         122,263         98,326
       All Other                            43,733          33,638         32,617

                                         $ 171,811         155,901        130,943


(Continued)

<PAGE 40>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     Income from operations as reflected in the above segment information has been determined differently than income from operations in the accompanying consolidated statements of operations as follows:

       Intercompany Sales
         Intercompany sales represent transfers of merchandise from the warehouse to ALCO discount stores and Duckwall variety stores.

       Intercompany Expense Allocations

         General and administrative expenses incurred at the general office have not been allocated to the ALCO Discount Stores for purposes of determining income from operations for the segment information.

         Warehousing and distribution costs including freight applicable to merchandise purchases, have been allocated to the ALCO Discount Stores segment based on the Company's customary method of allocation for such costs (primarily as a stipulated percentage of merchandise purchases).

       Inventories

         Inventories are based on the FIFO method for segment information purposes and on the LIFO method for the consolidated statements of operations.

       Property Costs

         For ALCO stores for which the Company owns the store building, rent expense is charged to, and the applicable depreciation expense is excluded from, income from operations for purposes of determining the segment information for the ALCO Discount Stores.

       Leases

         All leases are accounted for as operating leases for purposes of determining income from operations for purposes of determining the segment information for the ALCO Discount Stores whereas capital leases are accounted for as such in the consolidated statements of operations.


     Identifiable assets as reflected in the above segment information include cash and cash equivalents, receivables, inventory, property and equipment, and property under capital leases.

(Continued)

<PAGE 41>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 1999, February 1, 1998, and February 2, 1997
(Dollars in thousands, except per share amounts)


     A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:



                                                      1999         1998         1997
       _______________________________________  ___________  ___________  ___________
       Net sales per above segment information  $  563,974      512,584      433,886
       Intercompany elimination                   (200,465)    (189,330)    (155,067)

            Net sales per consolidated
              statements of operations          $  363,509      323,254      278,819

       Income from operations per above
         segment information                    $   12,470       14,049       12,389
       Inventory method                              2,449          950          (55)
       Property costs                                  916          911          744
       Leases                                          (99)        (104)        (193)

            Income from operations per
              consolidated statements of
              operations                        $   15,736       15,806       12,885


<PAGE 42>



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in
         Item 4A of Part I hereof.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by
         Item 10 of Form 10-K, and such information is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Compensation Committee Report" and "Company Performance").


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains under the caption "Ownership of Duckwall Common Stock" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains under the caption "Insider Participation" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.


<PAGE 43>


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

              (3)  Exhibits

                   The exhibits filed with or incorporated by reference in this report are listed below:



     Number     Description
     ______     _________________________________________________________
       3(a)     Amended and Restated Articles of Incorporation (filed
                as Exhibit 3(a) to Registrant's Registration Statement on Form 10 and hereby incorporated herein by reference).

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

       9(b)     Assignment, dated as of February 11, 1993, among General


<PAGE 44>



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

       10(j)    Deed of Trust, Security Agreement, and Assignment of


<PAGE 45>


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

       10(n) Employment Agreement, dated March 18, 1993 between the Registrant and Glen L. Shank (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference.).*

       10(o) Second Amended and Restated Loan Agreement, dated as of October 18, 1995, by and among the Registrant, BankAmerica Business Credit, Inc. and Transamerica Business Credit Corporation.

       11       Computation of Company's Earnings Per Share

       22       Subsidiaries of the Registrant.

       23       Consent of Independent Auditors

       27       Financial Data Schedule

       ______________________

        * Management contracts or compensation plans or arrangements required to be identified by Item 14(a)(3).


       (b)      Reports on Form 8-K.

                No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended January 31, 1999.

       (c)      Exhibits

                The exhibits filed with this report are identified above under Item 14(a)(3)

       (d)      Financial Statement Schedules.

                No financial statement schedules are included as they are not applicable to the Company.

<PAGE 46>


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

by /s/ Glen L. Shank
       Glen L. Shank
       Chairman of the Board
       and President



Dated: April 30, 1999

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature and Title                                 Date
         ______________________________________________      _______________


         /s/ Glen L. Shank                                    April 30, 1999
             Glen L. Shank
             Chairman of the Board
             and President
             (Principal Executive Officer)


         /s/ Richard A. Mansfield                             April 30, 1999
             Richard A. Mansfield
             Vice President - Finance and Treasurer
             (Principal Financial and Accounting Officer)


         /s/ Dennis A. Mullin                                 April 30, 1999
             Dennis A. Mullin
             Director


         /s/ Robert L. Barcum                                 April 30, 1999
             Robert L. Barcum
             Director


         /s/ Lolan C. Mackey                                  April 30, 1999
             Lolan C. Mackey
             Director


         /s/ Jeffrey Macke                                    April 30, 1999
             Jeffrey Macke
             Director


         /s/ Robert L. Woodard                                April 30, 1999
             Robert L. Woodard
             Director


</PAGE 47>