Form 10-Q
period 1999-05-02
DUCKWALL ALCO STORES INC
filed 1999-06-15
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... May 2, 1999

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,049,199 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 2, 1999.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                             May 2,         January 31,
                                              1999             1999
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash and cash equivalents                  $7,684           $10,423
     Receivables                                 3,167             3,557
     Inventories                               123,123           113,225
     Prepaid expenses                              432               359

          Total current assets                 134,406           127,564

Property and equipment                          75,413            73,967
Less accumulated depreciation                   36,569            35,340

          Net property and equipment            38,844            38,627

Property under capital leases                   20,407            20,407
Less accumulated amortization                   14,578            14,428

          Net property under capital leases      5,829             5,979

Other non-current assets                           318               304


               Total assets                   $179,397          $172,474

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                             May 2,          January 31,
                                              1999             1999
                                         (unaudited)                                      (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,582            $1,556
     Capital lease obligations                     540               540
   Accounts payable                             32,167            20,488
   Income taxes payable                             85             1,780
   Accrued salaries and commissions              3,062             4,705
   Accrued taxes other than income               3,846             3,520
   Other current liabilities                     1,675             2,643
   Deferred income taxes                         2,256             2,256

          Total current liabilities             45,213            37,488

Notes payable under revolving loan              30,061            30,598
Long term debt
     less current maturities                     4,490             4,825

Capital lease obligations
     less current maturities                     7,955             8,089

Other noncurrent liabilities                     1,463             1,484
Deferred revenue                                 1,019             1,075
Deferred income taxes                            2,489             2,489

          Total liabilities                     92,690            86,048

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,049,199 shares and 5,092,324 shares
  respectively                                       1                 1
Additional paid-in capital                      53,827            54,247

Retained earnings since June 2, 1991            32,879            32,178

          Total stockholders' equity            86,707            86,426

          Total liabilities and
               stockholders' equity           $179,397          $172,474

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen
                                                     Week Periods

                                               May 2,           May 3,
                                                1999             1998
                                            ___________      ___________
Net sales ...............................      $87,028           $81,052
Cost of sales ...........................       57,890            52,902

          Gross profit ..................       29,138            28,150

Selling, general
     and administrative .................       25,525            24,207

Depreciation
     and amortization ...................        1,577             1,389


          Total operating expenses ......       27,102            25,596


Income from operations ..................        2,036             2,554

Interest expense.........................          905             1,026

Earnings before income taxes and
     cumulative effect of accounting change      1,131             1,528

Income tax ..............................          430               574

Earnings before cumulative effect of
    accounting change ...................          701               954

Cumulative effect of accounting
    change (net of tax) .................            -              (956)

Net earnings ............................      $   701           $    (2)

Earnings per share - basic

Earnings before cumulative effect of
    accounting change ...................      $  0.14           $  0.19

Cumulative effect of accounting change ..          .00             (0.19)

Net earnings ............................      $  0.14           $  0.00

Earnings per share - diluted

Earnings before cumulative effect of
    accounting change ...................      $  0.14           $  0.18

Cumulative effect of accounting change ..          .00             (0.18)

Net earnings ............................      $  0.14           $  0.00

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Thirteen Week
                                                   Periods Ended
                                           May 2, 1999        May 3, 1998
                                       -----------------    ----------------

Cash flows from operating activities:

     Net Earnings                               $  701             $   (2)
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

         Cumulative effect of accounting
            change, net of income tax benefit        0                956
         Amortization of
            debt financing costs                    30                 51
         Depreciation and amortization           1,577              1,389
         LIFO expense                              177                  0
         Increase in inventories               (10,075)           (10,704)
         Increase in accounts payable           11,679              9,409
         Decrease (increase) in receivables        390               (928)
         Decrease (increase)
            in other current assets                (73)                54
         Increase in accrued taxes
            other than income                      326                465
         Decrease in accrued
            salaries and commissions            (1,643)            (1,928)
         Decrease in income taxes payable       (1,695)            (1,450)
         Decrease in other
            liabilities                         (1,045)              (523)
Net cash provided by (used in)
         operating activities                      349             (3,211)

Cash flow from investing activities:

        Capital expenditures                    (1,644)            (3,149)
        Increase in other assets                   (44)                 0
        Net cash used in investing
           activities                           (1,688)            (3,149)


Cash flow from financing activities:

        Proceeds from exercise of
          outstanding stock options                 70                157
        Common stock redemption                   (490)                 0
        Increase (decrease) in
          revolving loan                          (537)            10,918
        Principal payments on
          long term notes                         (309)              (200)
        Principal payments on
          capital leases                          (134)              (130)
        Debt issue costs                             0               (320)
Net cash provided by (used in) financing
          activities                            (1,400)            10,425


        Net increase (decrease) in cash         (2,739)             4,065
        Cash at beginning of period             10,423              2,555
        Cash at end of period                   $7,684             $6,620

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

              The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 1999 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    May 2, 1999                   5,081,216   5,081,216
                    May 3, 1998                   5,100,974   5,156,695

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands)

The thirteen weeks ended May 2, 1999 and May 3, 1998 are referred to herein as the first quarter of fiscal 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 1999 Compared to Thirteen Weeks Ended May 3, 1998.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2000, the Company opened 9 stores and closed 3 stores, resulting in a quarter end total of 263 stores. All of the stores opened were in new, non-competitive markets. Two of the ALCO stores closed were in competitive markets. At quarter end, over 80% of the total stores were located in non-competitive markets.

Net sales for the first quarter of fiscal 2000 increased $5,976 or 7.4% to $87,028 compared to $81,052 for the first quarter of fiscal 1999. Net sales for all stores open the full period in both the first quarter of fiscal 2000 and fiscal 1999 (comparable stores) increased $290 or 0.4%. Net sales for these comparable stores in the prototype class 18 ALCO stores increased $611 or 2.0%. Net sales for non-comparable stores increased $5,686 for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.

Gross margin for the first quarter of fiscal 2000 increased $988 or 3.5% to $29,138 compared to $28,150 in the first quarter of fiscal 1999. Gross margin as a percentage of sales was 33.5% for the first quarter of fiscal 2000 compared to 34.7% in the first quarter of fiscal 1999. The decrease in the margin percentage was due to additional LIFO expense as well as higher permanent markdowns on existing merchandise from the initial implementation of the Company's new pricing strategy "New Low Prices Everyday" (NLPE).

Selling, general and administrative expense increased $1,318 or 5.4% to $25,525 in the first quarter of fiscal 2000 compared to $24,207 in the first quarter of fiscal 1999, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses were 29.3% in the first quarter of fiscal 2000 compared to 29.9% in the first quarter of fiscal 1999. The improved operating expense performance was partially attributable to less promotional spending due to the implementation of the NLPE pricing strategy.

Depreciation and amortization expense increased $188 or 13.5% to $1,577 in the first quarter of fiscal 2000 compared to $1,389 in the first quarter of fiscal 1999. The increase is due to additional buildings and equipment associated with the store expansion program.

Income from operations decreased $518 or 20.3% to $2,036 in the first quarter of fiscal 2000 compared to $2,554 in the first quarter of fiscal 1999. Income from operations as a percentage of net sales decreased to 2.3% in the first quarter of fiscal 2000 compared to 3.2% in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flow from operations, borrowing under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

At May 2, 1999 working capital (defined as current assets less current liabilities) was $89,193 compared to $90,076 at the end of fiscal 1999.

Cash generated by operating activities in the first quarter of fiscal 2000 was $349. Cash used by operating activities in the first quarter of fiscal 1999 was $3,211. The decrease in the amount of cash used by operating activities in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 was primarily due to an increase in trade accounts payable levels.

The Company used cash from financing activities in the first quarter of fiscal 2000 of $1,400. Cash was used to make payments on the revolving loan, long term notes, and capital leases, and for stock redemption. Cash generated by financing activities in the first quarter of fiscal 1999 was $10,425. This was generated by borrowing under the revolving loan credit facility.

Cash used for acquisition of property and equipment in the first quarters of fiscal 2000 and 1999 totaled $1,644 and $3,149, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2000, principally for store buildings and store and warehouse fixtures and equipment, are $11,000.

THE YEAR 2000 ISSUE

The information in this Year 2000 section is a Year 2000 Readiness Disclosure under the Year 2000 Information Readiness and Disclosure Act.

INTERNAL CONSIDERATION

The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 readiness. The assessment phase of the Year 2000 project is substantially complete and mission critical systems have been or are in the process of being remediated or replaced. The assessment phase of the project included information technology systems as well as non-information technology equipment. Over 80% of the required coding conversions on information technology have occurred to-date. The Company anticipates completing essentially all known remaining coding conversions during the first half of fiscal 2000. All code conversions dealing with fiscal 2000 which began February 1, 1999, have been completed and returned to production prior to February 1, 1999. Virtually all of the Company's remediation efforts have been and will continue to be performed by Company associates and a limited number of selected software and hardware providers.

As systems have been replaced or remediated, system testing has been conducted prior to return to production, however, upon completion of the remediation phase the Company will conduct additional system testing as deemed necessary. This testing is anticipated during the second and third quarters of fiscal 2000.

Completion of the rollout of Y2K ready store systems is currently scheduled for the end of June, 1999. At this point the Company believes the new store systems being rolled out to be Year 2000 ready, however, additional testing and monitoring will continue throughout 1999 as deemed necessary.

COSTS RELATED TO YEAR 2000

The total estimated cost of the Company's Year 2000 project is $1,000. To-date the Company has spent approximately $434 on hardware and software upgrades, and expects to spend as much as an additional $266.

Additionally the Company has or will incur as much as $300 in internal and external programming costs. The Company believes internal programming resources have been and will continue to be adequate to provide Y2K ready systems. Additional resources are providing the Company with some enhancements to proprietary systems. The hardware replacements have also provided quicker, more reliable systems to the Company. All expenditures related to the Company's Year 2000 readiness initiatives have or will be funded by cash flows from operations, borrowing under the Company's line of credit, or other financing sources, and have been or will be capitalized or expensed depending on the classification of the expenditure according to generally accepted accounting principles.

EXTERNAL CONSIDERATIONS

In addition to internal Year 2000 activities, the Company is communicating with other companies with which its systems interface or rely upon. Conversion, testing and implementation of Year 2000 ready EDI transactions has begun with successful implementations to suppliers that are ready to receive Y2K ready transmissions. This conversion will continue throughout 1999 as suppliers become Y2K compliant. We have observed a significant number of EDI trading partners that are still in the process of Y2K upgrades, and are not yet ready to receive Y2K ready transmissions. Completion of this testing and conversion will be substantially complete by September 1999, assuming trading partner compliance. Contingency plans will be developed, to the best of the Company's ability, for those vendors who appear to be unlikely to achieve Y2K readiness by the end of September 1999.

There can be no assurance that there will not be adverse effects on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communications with and assessment of these third parties will minimize these risks.

The Company recognizes the risks of business disruption resulting from service and merchandise suppliers noncompliance. Possible consequences include, but are not limited to, loss of basic utilities within certain locations, inability to process transactions, send or transmit purchase orders, or engage in similar normal business activities. Additionally, due to the lack of a uniform definition of Year 2000 compliance, the Company recognizes the potential of an increase in sales returns of merchandise that contain embedded chips, or hardware or software components. Due to the Company's product mix, and the anticipated cooperation from the Companies suppliers, if returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.

CONTINGENCY PLANS

The contingency planning phase of the Year 2000 project has begun. To-date the Company is in the process of determining areas where contingency planning is appropriate. Upon completion of this analysis the Company will establish contingency plans based on actual testing and production experience. External dependency contingency planning will be based on ongoing communications with the Company's suppliers and service providers. The Company anticipates the majority of its contingency plans to be in place by the end of September 1999. In addition the Company intends, during the fourth quarter of 1999 to conduct training with associates on the execution of contingency plans should the need arise.

SUMMARY

The Company believes its information technology systems will be ready for the Year 2000. Should incidences of non-compliance occur the Company will dedicate both internal and external resources to resolve any problems. Although the Company is taking the steps it deems reasonable to mitigate external Year 2000 issues, many elements of these risks, and the ability to definitively mitigate them, are outside the control of the Company. Given the importance of certain key service providers, the inability of these business partners to provide their services to the Company on a timely basis could have a material adverse effect on the Company's operations and financial results. Ongoing communications with the Company's service providers should help mitigate these risks. No single merchandise vendor accounts for a significant total of the Company's purchases.

The cost of the conversions and the completion dates are based on management's best estimates and may be updated as additional information becomes available.

BUSINESS OPERATIONS AND SEGMENT INFORMATION

The Company's business activities include operation of ALCO discount stores in towns with populations which are typically less than 5,000 not served by other regional or national full-line discount chains and Duckwall variety stores that offer a more limited selection of merchandise which are primarily located in communities of less than 2,500 residents.

For financial reporting purposes, the Company has established two operating segments: "ALCO Discount Stores", and "All Other", which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

					         For the Thirteen Week
						  Periods Ended
                                                 May 2,          May 3,
Segment Information                              1999            1998

Net Sales:
   ALCO Discount Stores                      $79,085            $73,205
   All Other:
      External                                 7,943              7,847
      Intercompany                            53,859             52,552
                                            $140,887           $133,604

Depreciation and Amortization:
   ALCO Discount Stores                         $990               $725
   All Other                                     587                664
                                              $1,577             $1,389

Income (expense) from Operations:
   ALCO Discount Stores                       $6,311             $5,858
   All Other                                  (4,112)            (3,490)
                                              $2,199             $2,368

Capital Expenditures:
   ALCO Discount Stores                         $915             $1,842
   All Other                                     698              1,307
                                              $1,613             $3,149
Identifiable Assets:
   ALCO Discount Stores                     $142,172           $139,194
   All Other                                  36,474             34,164
                                            $178,646           $173,358


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

	Property Costs
In fiscal 1999, for ALCO stores for which the Company owns the store building, rent expense was charged to, and the applicable depreication expense was excluded from income from operations for purposes of determining the segement information for the ALCO Discount Stores. In fiscal 2000, for most such ALCO stores, no rent expense was charged to, and applicable depreciation expense was included in income from operations. This change in accounting method resulted in a $41 increase in income from operations for the ALCO Discount Store segement in fiscal 2000. There was no effect on income from operations as reflected in the accompanying consolidated statements of operations.

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

                                                         For The Thirteen Week
                                                             Periods Ended
                                                         May 2,          May 3,
                                                         1999            1998
Net sales per above segment information                $140,887         $133,604
Intercompany elimination                                (53,859)         (52,552)
     Net sales per consolidated statements
       of operations                                    $87,028          $81,052

Income from operations per above segment information     $2,199           $2,368
Inventory method                                           (177)               0
Property costs                                               29              211
Leases                                                      (15)             (25)
     Income from operations per consolidated
        statements of operations                         $2,036           $2,554


OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended May 2, 1999.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, June 14, 1999               /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer