Form 10-Q
period 1999-08-01
DUCKWALL ALCO STORES INC
filed 1999-09-07
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... August 1, 1999

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     5,049,199 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 1, 1999.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                             August 1,      January 31,
                                              1999             1999
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash and cash equivalents                 $10,490           $10,423
     Receivables                                 2,501             3,557
     Inventories                               115,774           113,225
     Prepaid expenses                              137               359

          Total current assets                 128,902           127,564

Property and equipment                          76,269            73,967
Less accumulated depreciation                   37,750            35,340

          Net property and equipment            38,519            38,627

Property under capital leases                   20,407            20,407
Less accumulated amortization                   14,728            14,428

          Net property under capital leases      5,679             5,979

Other non-current assets                           288               304


               Total assets                   $173,388          $172,474

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                             August 1       January 31,
                                              1999             1999
                                          (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,436            $1,556
     Capital lease obligations                     540               540
   Accounts payable                             24,223            20,488
   Income taxes payable                              8             1,780
   Accrued salaries and commissions              3,745             4,705
   Accrued taxes other than income               4,089             3,520
   Other current liabilities                     1,472             2,643
   Deferred income taxes                         2,256             2,256

          Total current liabilities             37,769            37,488

Notes payable under revolving loan              30,225            30,598
Long term debt
     less current maturities                     4,120             4,825

Capital lease obligations
     less current maturities                     7,819             8,089

Other noncurrent liabilities                     1,450             1,484
Deferred revenue                                   964             1,075
Deferred income taxes                            2,489             2,489

          Total liabilities                     84,836            86,048

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  5,049,199 shares and 5,092,324 shares
  respectively                                       1                 1
Additional paid-in capital                      53,827            54,247

Retained earnings since June 2, 1991            34,724            32,178

          Total stockholders' equity            88,552            86,426

          Total liabilities and
               stockholders' equity           $173,388          $172,474

See accompanying notes to consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                   For the Thirteen             For the Twenty-Six
                                                     Week Periods                  Week Periods

                                               August 1,        August 2,       August 1,       August 2,
                                                 1999            1998            1999            1998
                                            ___________      ___________      ___________      _________
Net sales ...............................      $94,144           $90,360        $181,172        $171,412
Cost of sales ...........................       62,250            59,750         120,140         112,652

          Gross margin ..................       31,894            30,610          61,032          58,760

Selling, general
     and administrative .................       26,391            24,999          51,916          49,206

Depreciation
     and amortization ...................        1,583             1,549           3,160           2,938


          Total operating expenses ......       27,974            26,548          55,076          52,144


Income from operations ..................        3,920             4,062           5,956           6,616

Interest expense.........................          942             1,068           1,847           2,094

Earnings before income taxes and
     cumulative effect of accounting change      2,978             2,994           4,109           4,522

Income tax ..............................        1,133             1,161           1,563           1,735

Earnings before cumulative effect of
    accounting change ...................        1,845             1,833           2,546           2,787

Cumulative effect of accounting
    change (net of tax) .................            0                 0               0            (956)

Net earnings ............................       $1,845            $1,833          $2,546          $1,831

Earnings per share - basic

Earnings before cumulative effect of
    accounting change ...................       $ 0.37            $ 0.35          $ 0.50          $ 0.55

Cumulative effect of accounting change ..          .00              0.00            0.00           (0.19)

Net earnings ............................       $ 0.37            $ 0.35          $ 0.50          $ 0.36

Earnings per share - diluted

Earnings before cumulative effect of
    accounting change ...................       $ 0.37            $ 0.35          $ 0.50          $ 0.54

Cumulative effect of accounting change ..          .00              0.00            0.00           (0.19)

Net earnings ............................       $ 0.37            $ 0.35          $ 0.50          $ 0.35

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Twenty-Six Week
                                                   Periods Ended
                                           August 1, 1999        August 2, 1998
                                          ----------------       ---------------

Cash flows from operating activities:

     Net Earnings                               $2,546             $1,831
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

         Cumulative effect of accounting
            change, net of income tax benefit        0                956
         LIFO expense                              374                  0
         Amortization of debt financing costs       60                 80
         Depreciation and amortization           3,160              2,938
         (Increase) in inventories              (2,923)           (10,117)
         Increase in accounts payable            3,735              7,619
         Decrease in receivables                 1,056                193
         Decrease in other current assets          222                 48
         Increase in accrued taxes other than
            income                                 569                887
         (Decrease) in accrued salary and
            commissions                           (960)            (1,046)
         (Decrease) in income taxes payable     (1,772)            (2,077)
         (Decrease) in other liabilities        (1,316)            (  586)
Net cash provided by operating activities        4,751                726

Cash flow from investing activities:

         Capital expenditures                   (2,752)            (5,400)
         Increase in other assets                  (44)                 0
         Net cash used in investing
            activities                          (2,796)            (5,400)


Cash flow from financing activities:

         (Decrease) increase in revolving loan    (373)             8,699
         Principal payments on long term notes    (825)              (849)
         Principal payments on capital leases     (270)              (260)
         Debt issue costs                            0               (344)
         Common stock redemption                  (490)                 0
         Proceeds from exercise of outstanding
            stock options                           70                365
Net cash provided by (used in) financing
          activities                            (1,888)             7,611


        Net increase in cash                        67              2,937
        Cash at beginning of period             10,423              2,555
        Cash at end of period                  $10,490             $5,492

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    August 1, 1999                5,049,199   5,049,199
                    August 2, 1998                5,138,416   5,209,483

                    Twenty-Six Weeks Ending

                    August 1, 1999                5,065,208   5,065,208
                    August 2, 1998                5,131,851   5,195,246

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiary


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(Dollars in thousands)

The thirteen weeks ended August 1, 1999 and August 1, 1998 are referred to herein as the second quarter of fiscal 2000 and 1999, respectively.As used below the term "competitive market" refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term "non-competitive market" refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2000 the Company opened 4 stores, all of which were in new, non-competitive markets, and closed 5 stores, resulting in a quarter end total of 262 stores. For the twenty-six week period ending August 1, 1999, the Company opened 13 stores and closed 8 stores. As of August 1, 1999, over 80% of the stores are in non-competitive markets.

Net sales for the second quarter of fiscal 2000 increased $3,784 or 4.2% to $94,144 compared to $90,360 for the second quarter of fiscal 1999. Net sales for the prototype Class 18 ALCO stores open the full period in both the second quarter of fiscal 2000 and fiscal 1999 (comparable stores) increased $414 or 1.3%. The Duckwall variety stores produced an increase of $15 or .3% compared to the second quarter of the prior fiscal year.
Net sales for all stores open the full period decreased $226 or .3% compared to the second quarter of the prior fiscal year. Same store sales were impacted by the elimination of three advertising circulars and one promotional handout as part of the implementation of the Company's new pricing strategy "New Low Prices Everyday" (NLPE).

Net sales for the twenty-six week period ending August 1, 1999 increased $9,760 or 5.7% to $181,172 compared to $171,412 in the comparable twenty-six week period of the prior fiscal year. Net sales of comparable class 18
ALCO stores increased by $1,036 or 1.6% for the twenty-six week period ending August 1, 1999 compared to the twenty-six week period of the prior fiscal year. Same store sales were impacted by the elimination of five advertising circulars and two promotional handouts as part of the implementation of NLPE.

Gross margin for the second quarter of fiscal 2000 increased $1,284 or 4.2% to $31,894 compared to $30,610 in the second quarter of fiscal 1999. Gross margin was negatively impacted by additional LIFO expense of $197 in the second quarter of fiscal 2000, compared to the second quarter of fiscal 1999. Gross margin as a percentage of sales was 33.9% for the second quarter of both fiscal years.

Gross margin for the twenty-six week period ended August 1, 1999 was $61,032, which was $2,272 or 3.9% higher than last year's twenty-six week gross margin of $58,760. As a percent of net sales, gross margin for the twenty-six week period ended August 1, 1999 was 33.7% compared to 34.3% in the twenty-six week period of the prior fiscal year. The reduction in gross margin percentage was attributable to higher LIFO expense as well as higher permanent markdowns on existing merchandise in the first quarter of fiscal 2000 in conjunction with the initial implementation of NLPE in fiscal 2000 as compared to fiscal 1999.

Selling, general and administrative expense increased $1,392 or 5.6% to $26,391 in the second quarter of fiscal 2000 compared to $24,999 in the second quarter of fiscal 1999, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2000 was 28.0%, compared to 27.7% in the second quarter of fiscal 1999.

Selling, general and administrative expenses increased $2,710 or 5.5% to $51,916 for the twenty-six week period ended August 1, 1999 compared to $49,206 for the comparable twenty-six week period of the prior fiscal year. The increase in selling, general and administrative expense in fiscal 2000 is primarily due to an increase in the number of stores. Selling, general and administrative expense as a percent of net sales was 28.7% for the twenty-six week period of both fiscal years.

Depreciation and amortization expense increased $34 or 2.2% to $1,583 in the second quarter of fiscal 2000 compared to $1,549 in the second quarter of fiscal 1999. The increase is due to additional buildings and equipment associated with the store expansion program.

Income from operations decreased $142 or 3.5% to $3,920 in the second quarter of fiscal 2000 compared to $4,062 in the second quarter of fiscal 1999. Income from operations as a percentage of net sales was 4.2% in the second quarter of fiscal 2000 compared to 4.5% in the second quarter of fiscal 1999.

Income from operations decreased $660 or 10.0% to $5,956 for the twenty-six week period ended August 1, 1999 compared to $6,616 in the comparable twenty-six week period of the prior fiscal year.

Interest expense decreased $126 or 11.8% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Net earnings for the second quarter of fiscal 2000 were $1,845, an increase of $12 or 0.7% over the net earnings of $1,833 for the second quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

At August 1, 1999 working capital (defined as current assets less current liabilities) was $91,133 compared to $90,076 at the end of fiscal 1999.

Operating activities in the twenty-six week period of fiscal 2000 generated cash in the amount of $4,751 and $726 in the twenty-six week period of fiscal 1999. The increase in the amount of cash generated by operating activities in the twenty-six week period of fiscal 2000 compared to the twenty-six week period of fiscal 1999 was primarily due to a larger increase in the trade accounts payable build up relative to the overall increase in inventory levels.

The Company used cash from financing activities in the twenty-six week period of fiscal 2000 in the amount of $1,888 and generated cash in the amount of $7,611 in the twenty-six week period of fiscal 1999. In fiscal 2000, the cash was used to make principal payments on long term notes and capital leases, as well as to repurchase stock. Cash was generated by borrowing under the revolving loan credit facility, in fiscal 1999.

Cash used for acquisition of property and equipment in the twenty-six week period of fiscal 2000 and 1999 totaled $2,752 and $5,400, respectively.
Total anticipated cash payments for acquisition of property and equipment in fiscal 2000, principally for store buildings and store and warehouse fixtures and equipment, are $11,000.

THE YEAR 2000 ISSUES

The information in this Year 2000 section is a Year 2000 Readiness Disclosure under the Year 2000 Information Readiness and Disclosure Act.

INTERNAL CONSIDERATIONS

The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 readiness. The assessment phase of the Year 2000 project is substantially complete and mission critical systems have been substantially remediated or replaced. The assessment phase of the project included information technology systems as well as non-information technology equipment. The Company estimates that over 97% of the required coding conversions on information technology have occurred to-date. The Company has completed the majority of all known coding conversions, and returned, or placed these systems into production. This occurred during the first half of fiscal 2000 as scheduled. Remaining code conversions are currently in progress with final completions expected by September of 1999. Virtually all of the Company's remediation efforts have been and will continue to be performed by Company associates and a limited number of selected software and hardware providers.

As systems have been replaced or remediated, system testing has been conducted prior to return to production. Enterprise wide system testing will be conducted throughout calendar 1999 and through the end of fiscal 2000.

Rollout of Y2K ready store systems was completed in June of 1999. At this point the Company believes the store systems to be Y2K ready, however, additional testing and monitoring will continue throughout 1999 as deemed necessary.

COSTS RELATED TO YEAR 2000

The total estimated cost of the Company's Year 2000 project is $1,000. To-date the Company has spent approximately $479 on hardware and software upgrades (excluding internal costs), and expects to spend as much as an additional $221. Additionally the Company has or will incur as much as $300 in internal and external programming costs. Additional resources are providing the Company with some enhancements to proprietary systems, and project planning has begun for future enhancements.

All expenditures related to the Company's Year 2000 readiness initiatives have or will be funded by cash flows from operations, borrowing under the Company's line of credit, or other financing sources, and have or will be capitalized or expensed depending on the classification of the expenditure according to generally accepted accounting principles.

EXTERNAL CONSIDERATIONS

In addition to internal Year 2000 activities, the Company is communicating with other companies with which its systems interface or rely upon. Conversion, testing and implementation of Year 2000 ready EDI transactions is underway. To-date we have converted approximately 140 out of 500 trading partners. We have recently accelerated the conversion schedule to attempt to complete the conversion by the end of September. However, we are reliant upon our trading partners to be Y2K ready. Contingency plans will be developed where possible and practical for those vendors who appear to be unlikely to achieve Y2K readiness by the end of September 1999.

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

CONTINGENCY PLANS

The contingency planning phase of the Year 2000 project has begun. To-date the Company has determined areas where contingency planning is appropriate, and contingency plans and policies are in the process of being created. External dependency contingency planning will be based on ongoing communications with the Company's suppliers and service providers. The Company anticipates the majority of its contingency plans to be in place by the end of September 1999. In addition the Company intends, during the four the quarter of 1999 to conduct training with associates on the execution of contingency plans should the need arise.

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

                                  For The Thirteen Week          For The Twenty-Six Week
                                      Periods Ended                   Periods Ended

                                  August 1,       August 2,      August 1,        August 2,
                                       1999            1998           1999             1998
Segment Information

Net Sales:
   ALCO Discount Stores           $85,590         $82,464         $164,675        $155,669
   All Other
     External                       8,554           7,896           16,497          15,743
     Intercompany                  42,352          44,705           96,211          97,257
                                 $136,496        $135,065         $277,383        $268,669

Depreciation and Amortization
   ALCO Discount Stores              $982            $887           $1,972          $1,612
   All Other                          601             662            1,188           1,326
                                   $1,583          $1,549           $3,160          $2,938

Income (expense) from Operations:
   ALCO Discount Stores            $8,751          $7,988          $15,062         $13,846
   All Other                       (4,650)         (4,132)          (8,762)         (7,622)
                                   $4,101          $3,856           $6,300          $6,224

Capital Expenditures:
   ALCO Discount Stores              $898          $1,331           $1,813          $3,173
   All Other                          241             920              939           2,227
                                   $1,139          $2,251           $2,752          $5,400

Identifiable Assets:
   ALCO Discount Stores          $132,058        $135,487         $132,058        $135,487
   All Other                       41,330          36,600           41,330          36,600
                                 $173,388        $172,087         $173,388        $172,087

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

  PROPERTY COSTS

  In fiscal 1999, for ALCO stores for which the Company owns the store building, rent expense was charged to, and the applicable depreciation expense was excluded from income from operations for purposes of determining the segment information for the ALCO Discount Stores. In fiscal 2000, for most such ALCO stores, no rent expense was charged to, and applicable depreciation expense was included in income from operations. This change in accounting method resulted in a $81 increase in income from operations for the ALCO Discount Store segment in fiscal 2000. There was no effect on income from operations as reflected in the accompanying consolidated statements of operations.

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



A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

                                                       For The Thirteen Week        For The Twenty-Six Week
                                                           Periods Ended                      Periods Ended

                                                     August 1,        August 2,          August 1,       August 2,
                                                       1999             1998               1999            1998
Net sales per above segment information              $136,496         $135,065           $277,383        $268,669
Intercompany elimination                              (42,352)         (44,705)           (96,211)        (97,257)
   Net sales per consolidated statements              $94,144          $90,360           $181,172        $171,412
     of operations

Income from operations per above segment information   $4,101           $3,856             $6,300          $6,224
Inventory method                                         (196)               0               (373)              0
Property costs                                             30              231                 59             442
Leases                                                    (15)             (25)               (30)            (50)
   Income from operations per consolidated             $3,920           $4,062             $5,956          $6,616
     statements of operations



OTHER INFORMATION

PART II



Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended August 1, 1999.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, September 7, 1999           /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer