Form 10-Q
period 1999-10-31
DUCKWALL ALCO STORES INC
filed 1999-12-14
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... October 31, 1999

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     4,772,299 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 31, 1999.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                           October 31,     January 31,
                                             1999            1999
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash and cash equivalents                 $ 5,826           $10,423
     Receivables                                 3,648             3,557
     Inventories                               134,422           113,225
     Prepaid expenses and other current
        assets                                   1,000               359

          Total current assets                 144,896           127,564

Property and equipment                          78,560            73,967
Less accumulated depreciation                   39,181            35,340

          Net property and equipment            39,379            38,627

Property under capital leases                   20,407            20,407
Less accumulated amortization                   14,878            14,428

          Net property under capital leases      5,529             5,979

Other non-current assets                           258               304


               Total assets                   $190,062         $172,474

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                           October 31,       January 31,
                                             1999              1999
                                           (unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,420            $1,556
     Capital lease obligations                     540               540
   Accounts payable                             37,523            20,488
   Income taxes payable                              0             1,780
   Accrued salaries and commissions              3,655             4,705
   Accrued taxes other than income               4,386             3,520
   Other current liabilities                     1,713             2,643
   Deferred income taxes                         2,256             2,256

          Total current liabilities             51,493            37,488

Notes payable under revolving loan              35,040            30,598
Long term debt
     less current maturities                     3,788             4,825

Capital lease obligations
     less current maturities                     7,684             8,089

Other noncurrent liabilities                     1,440             1,484
Deferred revenue                                   908             1,075
Deferred income taxes                            2,489             2,489

          Total liabilities                    102,842            86,048

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  4,772,299 shares and 5,092,324 shares
  respectively                                       1                 1
Additional paid-in capital                      51,481            54,247

Retained earnings since June 2, 1991            35,738            32,178

          Total stockholders' equity            87,220            86,426

          Total liabilities and
               stockholders' equity           $190,062          $172,474

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                      Consolidated Statements of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                 For the Thirteen Week         For the Thirty-Nine Week
                                                    Periods Ended                    Periods Ended

                                             October 31,      November 1,      October 31,      November 1,
                                              1999             1998              1999            1998
                                            ___________      ___________      ___________      __________
Net sales ...............................      $87,624           $85,308        $268,796        $256,720
Cost of sales ...........................       56,975            56,018         177,115         168,670

          Gross margin ..................       30,649            29,290          91,681          88,050

Selling, general
     and administrative .................       26,502            24,854          78,418          74,060

Depreciation
     and amortization ...................        1,597             1,568           4,757           4,506


          Total operating expenses ......       28,099            26,422          83,175          78,566


Income from operations ..................        2,550             2,868           8,506           9,484

Interest expense.........................          915             1,083           2,762           3,177

Earnings before income taxes ............        1,635             1,785           5,744           6,307

Income tax expense ......................          621               666           2,184           2,401

Earnings before cumulative effect of
    accounting change ...................        1,014             1,119           3,560           3,906

Cumulative effect of accounting
    change (net of tax) .................            0                 0               0            (956)

Net earnings ............................       $1,014            $1,119          $3,560          $2,950

Per share data - basic

Earnings before cumulative effect of
    accounting change ...................       $ 0.20            $ 0.22          $ 0.71          $ 0.76

Cumulative effect of accounting change ..          .00              0.00            0.00           (0.19)

Net earnings ............................       $ 0.20            $ 0.22          $ 0.71          $ 0.57

Per share data - diluted

Earnings before cumulative effect of
    accounting change ...................       $ 0.20            $ 0.22          $ 0.71          $ 0.76

Cumulative effect of accounting change ..          .00              0.00            0.00           (0.19)

Net earnings ............................       $ 0.20            $ 0.22          $ 0.71          $ 0.57

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Thirty-Nine Week
                                                     Periods Ended
                                          October 31, 1999       November 1, 1998
                                          ----------------       ----------------

Cash flows from operating activities:

     Net Earnings                               $3,560             $2,950
     Adjustments to reconcile
       net earnings to net cash
       used in operating activities

         Cumulative effect of accounting
            change, net of income tax benefit        0                956
         Amortization of debt financing costs       88                 92
         Depreciation and amortization           4,757              4,506
         LIFO expense                              374                  0
         Increase in inventories               (21,571)           (24,753)
         Increase in accounts payable           17,035             16,247
         Increase in receivables                   (91)              (897)
         Decrease (increase) in prepaid expenses
            and other current assets              (641)               111
         Increase in accrued taxes other than
            income                                 866                669
         Decrease in accrued salary and
            commissions                         (1,050)            (1,345)
         Decrease in income taxes payable       (1,780)            (1,661)
         Decrease in other liabilities          (1,141)              (840)
Net cash provided by (used in) operating
           activities                              406             (3,965)

Cash flow from investing activities:

         Capital expenditures                   (5,087)            (7,484)
         Increase in other assets                  (14)                 0
Net cash used in investing activities           (5,101)            (7,484)


Cash flow from financing activities:
         Proceeds from exercise of outstanding
            stock options                           70                372
         Common stock retired thru buyback
            program                             (2,836)              (668)
         Increase in revolving loan              4,442             17,497
         Principal payments on long term notes  (1,173)            (1,078)
         Principal payments on capital leases     (405)              (389)
         Debt issue costs                            0               (344)
Net cash provided by financing activities           98             15,390

Net increase (decrease) in cash and cash
          equivalents                           (4,597)             3,941
Cash and cash equivalents at beginning of
          period                                10,423              2,555
Cash and cash equivalents at end of period      $5,826             $6,496



See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


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

(2)  Principles of Consolidation

              The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3)  Earnings Per Share

              Earnings per share has been computed based on the weighted average number of common shares outstanding during the period plus common stock equivalents, when dilutive, consisting of stock options.

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    October 31, 1999              4,966,609   4,966,609
                    November 1, 1998              5,119,654   5,147,930

                    Thirty-Nine Weeks Ending

                    October 31, 1999              5,032,341   5,032,341
                    November 1, 1998              5,119,681   5,171,450

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended October 31, 1999 and November 1, 1998 are referred to herein as the third quarter of fiscal 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 2000, the Company opened 2 ALCO stores and 2 Duckwall stores, all of which were in new, non-competitive markets, resulting in a quarter end total of 266 stores.
For the thirty-nine week period ending October 31, 1999, the Company opened 17 stores and closed 8 stores. As of October 31, 1999, over 80% of the stores are in non-competitive markets.

Net sales for the third quarter of fiscal 2000 increased $2,316 or 2.7% to $87,624 compared to $85,308 for the third quarter of fiscal 1999. Net sales for the prototype Class 18 ALCO stores open the full period in both the third quarter of fiscal 2000 and fiscal 1999 (comparable stores) decreased $301 or 1.0%. The Duckwall variety stores produced a decrease of $63 or 1.3% compared to the third quarter of the prior fiscal year. Net sales for all stores open the full period decreased $1,458 or 1.9% compared to the third quarter of the prior fiscal year. Same store sales were impacted by the planned elimination of three advertising circulars as part of the implementation of the Company's new pricing strategy "New Low Prices Everyday" (NLPE).

Net sales for the thirty-nine week period ending October 31, 1999 increased $12,076 or 4.7% to $268,796 compared to $256,720 in the comparable thirty-nine week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $736 or .8% for the thirty-nine week period ending October 31, 1999 compared to the thirty-nine week period of the prior fiscal year. Same store sales were impacted by the elimination of eight advertising circulars and three promotional handouts as part of the implementation of NLPE.

Gross margin for the third quarter of fiscal 2000 increased $1,359 or 4.6% to $30,649 compared to $29,290 in the third quarter of fiscal 1999. Gross margin as a percentage of sales was 35.0% for the third quarter of fiscal 2000 compared to 34.3% for the third quarter of fiscal 1999. The higher gross margin percent this thirteen week period was due to lower product costs compared to the thirteen week period of the prior fiscal year.

Gross margin for the thirty-nine week period ended October 31, 1999 was $91,681, which was $3,631 or 4.1% higher than last year's thirty-nine week gross margin of $88,050. As a percent of net sales, gross margin for the thirty-nine week period ended October 31, 1999 was 34.1% compared to 34.3% in the thirty-nine week period of the prior fiscal year.

Selling, general and administrative expense increased $1,648 or 6.6% to $26,502 in the third quarter of fiscal 2000 compared to $24,854 in the third quarter of fiscal 1999, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2000 was 30.2%, compared to 29.1% in the third
quarter of fiscal 1999.   The increase was due primarily to expense
inflation, which offset the planned lower advertising costs. Selling, general and administrative expense was also unfavorably impacted by the sale-leaseback that was completed in the fourth quarter of fiscal 1999.
The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

Selling, general and administrative expense increased $4,358 or 5.9% to $78,418 for the thirty-nine week period ended October 31, 1999 compared to $74,060 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.2% for the thirty-nine week period ended October 31, 1999 compared to
28.8% in the comparable thirty-nine week period last year.   The increase
in selling, general and administrative expense in fiscal 2000 is primarily due to an increase in the number of stores as well as expense inflation and the sale-leaseback described earlier.

Depreciation and amortization expense increased $29 or 1.8% to $1,597 in the third quarter of fiscal 2000 compared to $1,568 in the third quarter of fiscal 1999. The increase is due to additional buildings and equipment associated with the store expansion program.

Income from operations decreased $318 or 11.1% to $2,550 in the third quarter of fiscal 2000 compared to $2,868 in the third quarter of fiscal 1999. Income from operations as a percentage of net sales was 2.9% in the third quarter of fiscal 2000 compared to 3.4% in the third quarter of fiscal 1999.

Income from operations decreased $978 or 10.3% to $8,506 for the thirty-nine week period ended October 31, 1999 compared to $9,484 in the comparable thirty-nine week period of the prior fiscal year.

Interest expense decreased $168 or 15.5% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Net earnings for the third quarter of fiscal 2000 were $1,014, a decrease of $105 or 9.4% over the net earnings of $1,119 for the third quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

At October 31, 1999 working capital (defined as current assets less current liabilities) was $93,403 compared to $90,076 at the end of fiscal 1999.

Cash generated (used) by operating activities in the first three quarters of fiscal 2000 and 1999 was $406 and ($3,965) respectively. The decrease in the amount of cash used by operating activities in the first three quarters of fiscal 2000 compared to the first three quarters of fiscal 1999 was primarily due to a larger increase in the trade accounts payable build up relative to the overall increase in inventory levels.

The Company generated cash from financing activities in the first three quarters of fiscal 2000 and 1999 of $98 and $15,390, respectively. This was generated by borrowing under the revolving loan credit facility, as well as a $1,870 mortgage secured by certain company fixed assets in fiscal 1999.

Cash used for investing activities in the first three quarters of fiscal 2000 and 1999 totaled $5,101 and $7,484, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2000, principally for store buildings and store and warehouse fixtures and equipment, are approximately $9,000.

During the third quarter of fiscal 1999 the Company's Board of Directors authorized a stock repurchase program. The Company has been authorized to purchase up to 411,000 shares, or 8% of its outstanding common stock. A total of 276,900 shares of stock were purchased during the third quarter of the current fiscal year under this program. The cumulative total number of shares repurchased under this program was 387,600 as of October 31, 1999.
On November 18, 1999, the Company's Board of Directors authorized an additional 1,000,000 shares for repurchase.

THE YEAR 2000

The information in this Year 2000 section is a Year 2000 Readiness Disclosure under the Year 2000 Information Readiness and Disclosure Act.

INTERNAL CONSIDERATIONS

The Company has been evaluating and adjusting all of its known date-sensitive systems and equipment for Year 2000 readiness. The assessment phase of the Year 2000 project is substantially complete and mission critical systems have been substantially remediated or replaced. The assessment phase of the project included information technology systems as well as non-information technology equipment. The Company estimates that over 99% of the required coding conversions on information technology have occurred to-date. The Company has completed the majority of all known coding conversions, and returned, or placed these systems into production. This occurred during the first half of fiscal 2000 as scheduled. Virtually all of the Company's remediation efforts have been and will continue to be performed by Company associates and a limited number of selected software and hardware providers.

As systems have been replaced or remediated, system testing has been conducted prior to return to production. Enterprise wide system testing will be conducted throughout calendar 1999 and through the end of fiscal 2000.

Rollout of Y2K ready store systems was completed in June of 1999. At this point the Company believes the store systems to be Y2K ready, however, additional testing and monitoring continues as deemed necessary.

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

All expenditures related to the Company's Year 2000 readiness initiatives have been or will be funded by cash flows from operations, borrowing under the Company's line of credit, or other financing sources, and have been or will be capitalized or expensed depending on the classification of the expenditure according to generally accepted accounting principles.

EXTERNAL CONSIDERATIONS

In addition to internal Year 2000 activities, the Company is communicating with other companies with which its systems interface or rely upon. Conversion, testing and implementation of Year 2000 ready EDI transaction is substantially completed. To-date we have converted 329 out of 341 trading partners. Nine (9) trading partners are either in test or have been scheduled for test prior to December 15, 1999, and three (3) trading partners have been identified as problem vendors. The problem vendors and possibly a small percentage of the vendors either in test or scheduled for test will be
forced to return to paper/fax transactions.   The total annual purchases for
these problem vendors are immaterial. Contingency plans are being developed where possible and practical for those vendors who appear to be unlikely to achieve Y2K readiness by December 15, 1999.

There can be no assurance that there will not be adverse effects on the Company if third parties, such as utility companies or merchandise suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communications with and assessment of these third parties will minimize these risks.

The Company recognizes the risks of business disruption resulting from the noncompliance of service and merchandise suppliers. Possible consequences include, but are not limited to, loss of basic utilities within certain locations, inability to process transactions, send or transmit purchase orders, or engage in similar normal business activities. Additionally, due to the lack of a uniform definition of Year 2000 compliance, the Company recognizes the potential of an increase in sales returns of merchandise that contain embedded chips, or hardware or software components. Due to the Company's product mix, and the anticipated cooperation from the Company's suppliers, if returns of merchandise increase, such returns are not expected to be material to the Company's financial condition.

CONTINGENCY PLANS

To-date the Company has determined areas where contingency planning is appropriate, and contingency plans and policies have been filed with the project management office. External dependency contingency planning continues to be based on ongoing communications with the Company's suppliers and service providers. Based upon public information available from the utility companies, the Company considers it unlikely that it will suffer any extended outage period on the basic utilities. Therefore, the Company has not prepared a contingency plan to cover extended outages of basic utilities, because the costs would far outweigh the expected benefits given the perceived low risk.

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


                                  For The Thirteen Week          For The Thirty-Nine Week
                                      Periods Ended                   Periods Ended

                                  October 31,    November 1,     October 31,      November 1,
                                    1999           1998            1999             1998
Segment Information

Net Sales:
   ALCO Discount Stores           $79,785         $77,905         $244,460        $233,574
   All Other
     External                       7,839           7,403           24,336          23,146
     Intercompany                  57,119          55,696          153,330         152,953
                                 $144,743        $141,004         $422,126        $409,673

Depreciation and Amortization
   ALCO Discount Stores            $1,010            $849           $2,982          $2,461
   All Other                          587             719            1,775           2,045
                                   $1,597          $1,568           $4,757          $4,506

Income (expense) from Operations:
   ALCO Discount Stores            $6,020          $5,892          $21,082         $19,738
   All Other                       (3,485)         (3,241)         (12,247)        (10,863)
                                   $2,535          $2,651           $8,835          $8,875

Capital Expenditures:
   ALCO Discount Stores            $2,107          $1,382           $3,920          $4,555
   All Other                          228             702            1,167           2,929
                                   $2,335          $2,084           $5,087          $7,484

Identifiable Assets:
   ALCO Discount Stores          $142,518        $147,803         $142,518        $147,803
   All Other                       46,286          40,667           46,286          40,667
                                 $188,804        $188,470         $188,804        $188,470



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

Property Costs
In fiscal 1999, for ALCO stores for which the Company owns the store building, rent expense was charged to, and the applicable depreciation expense was excluded from income from operations for purposes of determining the segment information for the ALCO Discount Stores. In fiscal 2000, for most such ALCO stores, no rent expense was charged to, and applicable depreciation expense was included in income from operations. This change in accounting method resulted in a $121 increase in income from operations for the ALCO Discount Store segment in fiscal 2000. There was no effect on income from operations as reflected in the accompanying consolidated statements of operations.

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

                                                      For The Thirteen Week             For The Thirty-Nine Week
                                                           Periods Ended                      Periods Ended

                                                     October 31,      November 1,       October 31,      November 1,
                                                       1999             1998              1999             1998
Net sales per above segment information              $144,743         $141,004           $422,126        $409,673
Intercompany elimination                              (57,119)         (55,696)          (153,330)       (152,953)
   Net sales per consolidated statements              $87,624          $85,308           $268,796        $256,720
     of operations

Income from operations per above segment information   $2,535           $2,651             $8,835          $8,875
Inventory method                                            0                0               (373)              0
Property costs                                             29              241                 88             683
Leases                                                    (14)             (24)               (44)            (74)
   Income from operations per consolidated             $2,550           $2,868             $8,506          $9,484
     statements of operations



OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended October 31, 1999.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, December 10, 1999           /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer