Form 10-K
period 2000-01-30
DUCKWALL ALCO STORES INC
filed 2000-04-28
CIK 30302

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K

 (Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended January 30, 2000

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

         At March 17, 2000 there were 4,599,099 shares of Common Stock outstanding, of which 3,320,495 shares were owned by affiliates.

         Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

<PAGE 1>

                                            PART I

ITEM 1.    BUSINESS

History

         Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation at the turn of the century in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores. In 1968, the Company followed an emerging trend to discount retailing when it opened
its first ALCO discount store.   In 1991, the Company adopted its current
business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of April 28, 2000, the Company operates 266 retail stores located in the central United States, consisting of 172 ALCO retail discount stores and 94 Duckwall variety stores.

      The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

         The Company, which was established in 1901, is a regional retailer operating 266 stores in 19 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of merchandise.

         Of the Company's 172 ALCO discount stores, 128 stores are located in communities that do not have another full-line discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other competitors in the market. The ALCO discount stores account for 91% of the Company's net sales. While the current ALCO stores average 21,150 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space ("Class 18 Stores"), which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores.

         The Company's 94 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 9% of the Company's net sales, average approximately 5,700 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offers the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store and a higher return on investment than the Company's average.

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

         Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in the closing of existing stores. Since 1991, the Company has opened 114 ALCO discount stores (with an approximate average size of 18,400 square feet of selling space) and 87 Duckwall variety stores. Except for eight stores, each of the new ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

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

         Technology: The Company is continually improving its management information technologies to support the operation of the Company. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new point-of-sale (POS) store software that has extended the life and capabilities of its POS hardware. In conjunction with this, the stores received radio frequency hand held devices to allow for additional operating efficiencies. The Company also devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant.

         Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 8 to 28 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate. During fiscal 2000, these circulars were distributed 35 times in ALCO markets. In its Duckwall markets, the Company advertises approximately 13 times a year during seasonal promotions. The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing. During fiscal 1999, the Company began market research and planning for the initial roll-out in Fiscal 2000, of its new pricing strategy "New Low Prices Everyday" (NLPE). This strategy has benefited customers by offering sharper prices everyday on products that typically would have been subject to promotional pricing and markdowns. NLPE will also reduce the Company's reliance on advertising circulars and promotions to drive traffic into its stores. During fiscal 2001, the Company will distribute approximately 36 circulars in ALCO markets plus four additional circulars for stores in competitive markets.

         Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

         The Company plans to open approximately 5 ALCO stores during fiscal year 2001, and a minimum of 7 ALCO stores and no Duckwall stores during each of the fiscal years 2002 and 2003.

         The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. Since fiscal 1995, the Company has opened a total of 82 ALCO stores with an average selling area of approximately 18,600 square feet, and 67 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:


                                                                                     Year-to-Date
                        1998                 1999                  2000                  2001

                     ALCO  DUCKWALL       ALCO  DUCKWALL        ALCO  DUCKWALL        ALCO  DUCKWALL
Stores Opened          25        15         16        20          12         9           1         0
Stores Closed           0         0          2         2           5         4           2         2
Net New Stores         25        15         14        18           7         5          -1        -2

<PAGE 3>

         The Company intends to utilize the 18,000 square foot store profile for new ALCO store openings. Currently, the Company owns 16 ALCO and 2 Duckwall locations, and leases 156 ALCO and 92 Duckwall store locations.
The Company's present intention is to lease all new Duckwall stores. The Company may own some of the ALCO locations, but will, in general try to lease those store locations.

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

         The Company purchases its merchandise from approximately 2,400 suppliers. The Company generally does not utilize long-term supply contracts. No single supplier accounted for more than 6% of the Company's total purchases in fiscal 2000 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

         Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2001, promotions on various items will be offered approximately 35 times through
advertising circulars.   Even though the same general pricing and advertising
activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

<PAGE 4>

Distribution and Transportation

         The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 172 ALCO discount stores and 94 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. This distribution center ships to each of the Company's stores once a week, primarily through irregular route common carriers. The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") for delivery to the stores. The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

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

         In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's discount stores have point-of-sale computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports.
In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new point-of-sale (POS) store software that has extended the life and capabilities of its POS hardware. In conjunction with this, the stores received radio frequency hand held devices to allow for additional operating efficiencies.

         Approximately 650 of the Company's merchandise suppliers currently participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. When fully implemented, EDI will permit these and additional vendors to transmit invoices and advance shipment notices to the Company and receive sales history and purchase orders from the Company.

Store Locations

         As of April 28, 2000, the Company operated 172 ALCO stores in 19 states located in smaller communities in the central United States. Of the ALCO stores, 16 are owned and 156 are operated under real estate leases.
The ALCO stores average approximately 21,150 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 94 Duckwall stores in 11 states, two of which are owned, and 92 are leased. The geographic distribution of the Company's stores is as follows:


Duckwall Stores (94)
Arkansas (1)      Colorado (6)      Iowa (6)        Kansas (38)         Missouri (1)      Nebraska (8)
New Mexico (1)    North Dakota (1)  Oklahoma (8)    South Dakota (3)    Texas (21)



ALCO Stores (172)
Arizona (5)       Arkansas (6)      Colorado (9)    Idaho (2)           Illinois (8)      Indiana (15)
Iowa (9)          Kansas (25)       Minnesota (7)   Missouri (3)        Nebraska (17)     New Mexico (7)
North Dakota (7)  Oklahoma (8)      Ohio (6)        South Dakota (8)    Texas (25)        Utah (2)
Wyoming (3)


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

         In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 31 of its ALCO markets, and another 13 ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, manufacturers outlets, and the internet. In the 115 Class 18 markets in which the Company operates a store, there is no direct competition from a national or regional full-line discount retailer.

Employees

         As of April 1, 2000, the Company employed approximately 5,050 people, of whom approximately 520 were employed in the general office and distribution center in Abilene, 3,920 in the ALCO stores and 610 in the Duckwall stores. Approximately 3,000 additional employees are hired on a seasonal basis, most
of whom are sales personnel.   There is no collective bargaining agent for
any of the Company's employees. The Company considers its relations with its employees to be excellent.

ITEM 2.     PROPERTIES.

         The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

         Sixteen of the ALCO stores and two of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in leased properties. Such ALCO leases expire as follows: approximately 156,841 square feet (3.4%) expire between April 28, 2000 and January 31, 2001; approximately 581,535 square feet (12.7%) expire between February 1, 2001 and January 31, 2002; and approximately 410,612 square feet (9.0%) expire between February 1, 2002 and January 31, 2003. The remainder expire through 2020. All Duckwall store leases have terms remaining of five years or less.

ITEM 3.     LEGAL PROCEEDINGS.

         The Company has been a party to various legal proceedings which have been reported in this Item 3 of Form 10-K for certain prior fiscal years.
The Company's legal proceedings have been resolved sufficiently to render outstanding matters immaterial, in management's opinion, for purposes of disclosure pursuant to this Item 3.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 30, 2000.

<PAGE 6>

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 28, 2000.

       Name                      Age  Position
       _______________________  ____  ____________________________________
       Glen L. Shank              55  Chairman of the Board and President

       James E. Schoenbeck        56  Vice President - Operations and
                                        Advertising

       James R. Fennema           49  Vice President - Merchandise

       Richard A. Mansfield       44  Vice President - Finance and Treasurer

       Charles E. Bogan           64  Vice President, Secretary and General
                                        Counsel
__________

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

         Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company.
Mr. Shank has approximately 33 years of experience in the retail industry.

         James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 26 years of experience in the retail industry.

         James R. Fennema has served as Vice President-Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States. For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer. Mr. Fennema has approximately 27 years of experience in the retail industry.

         Richard A. Mansfield has served as Vice President-Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the midwest. For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 19 years of experience in the retail industry.

         Charles E. Bogan has been the Secretary of the Company since 1972. He has served as Vice President and General Counsel since 1984, and was Secretary and a member of the Board of Directors during the period from 1972 to 1985. Prior to becoming the Company's General Counsel, he served as a partner in private practice with the law firm of Bogan & Johnson, beginning in 1970.

<PAGE 7>

                                PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

         The Common Stock of the Company is quoted on the Nasdaq National Market under the symbol "DUCK." The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2000, 1999, 1998, 1997 and 1996 and for the fourth quarter of fiscal 1995, (the only full quarter period during that fiscal year for which the Common Stock was so quoted).

                                                 High             Low
       _____________  _______________         _______          ______
       Fiscal 1995    Fourth quarter           $ 9.75          $ 9.00

       Fiscal 1996    First quarter            $ 9.75          $ 8.75
                      Second quarter            10.75            8.75
                      Third quarter             11.88           10.38
                      Fourth quarter            11.25            9.50

       Fiscal 1997    First quarter            $11.63          $ 8.75
                      Second quarter            15.50           12.88
                      Third quarter             14.50           12.25
                      Fourth quarter            16.75           12.25

       Fiscal 1998    First quarter            $14.50          $13.00
                      Second quarter            13.88           11.50
                      Third quarter             17.50           12.75
                      Fourth quarter            15.88           14.50

       Fiscal 1999    First quarter            $18.50          $13.25
                      Second quarter            19.38           16.75
                      Third quarter             17.88           10.13
                      Fourth quarter            13.75           11.25

       Fiscal 2000    First quarter            $13.25           $8.88
                      Second quarter            11.00            9.25
                      Third quarter             10.13            7.75
                      Fourth quarter             9.25            5.63

         As of April 7, 2000, there were approximately 1,320 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years, and is currently prohibited from paying such dividends by the terms of the Third Amended and Restated Loan Agreement dated as of December 31, 1998, among the Company, BA Business Credit, Inc., and Transamerica Business Credit Corporation.

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

                                                                     Fiscal Year Ended
                                      ---------------------------------------------------------------------------
                                      January 30,      January 31,    February 1,     February 2,     January 28,
                                             2000             1999           1998            1997            1996
                                      -----------     -----------     -----------     -----------     -----------
Statements of Operations Data
  Net sales                           $  380,504      $  363,509      $  323,254      $  278,819      $  256,454
  Cost of sales                          252,691         239,442         212,982         186,531         173,296
  Gross margin                           127,813         124,067         110,272          92,288          83,158
  Selling, general and administrative
    expenses                             107,168         102,357          89,661          75,630          69,018
  Depreciation and amortization            6,396           5,974           4,805           3,773           3,093
  Income from operations                  14,249          15,736          15,806          12,885          11,047
  Interest expense                         3,672           4,234           3,525           3,033           2,958
  Other expense, net                           0               0               0               0            (185)
  Earnings before income taxes            10,577          11,502          12,281           9,852           8,274
  Income tax expense                       4,019           4,287           4,790           3,794           3,144
  Earnings before cumulative effect
    of accounting change                   6,558           7,215           7,491           6,058           5,130
  Cumulative effect of accounting
    change, net of income
    tax benefit of $611(1)                     0            (956)              0               0               0
  Net earnings                        $    6,558           6,259      $    7,491      $    6,058      $    5,130

  Per Share Information:
    Earnings per share - basic:(2)
      Earnings before cumulative
        effect of accounting change   $     1.32      $     1.41      $     1.47      $     1.41      $     1.28
      Cumulative effect of
        accounting change                   0.00           (0.19)           0.00            0.00            0.00
      Net earnings                    $     1.32      $     1.22      $     1.47      $     1.41      $     1.28

    Earnings per share - diluted:(2)
      Earnings before cumulative
        effect of accounting change   $     1.32      $     1.40      $     1.46      $     1.40      $     1.28
      Cumulative effect of accounting
        change                              0.00           (0.19)           0.00            0.00            0.00
      Net earnings                    $     1.32      $     1.21      $     1.46      $     1.40      $     1.28

  Weighted average shares
    outstanding:(2)
      Basic                            4,967,332       5,111,461       5,096,322       4,299,502       3,999,488
      Diluted                          4,967,332       5,154,860       5,148,818       4,399,822       4,014,351

  Operating Data
    Stores open at year-end                  269             257             225             185             156
  Stores in non-competitive markets
    at year-end (3)                          220             206             176             137             110
  Percentage of total stores in
    non-competitive markets (3)            81.78%          80.20%          78.20%          74.10%          70.50%
  Net sales of stores in
    non-competitive markets (3)       $  271,804      $  259,524      $  224,117      $  177,939      $  151,733
  Percentage of net sales
    from stores in
    non-competitive markets (3)            73.90%          71.40%          69.30%          63.80%          59.20%
  Comparable store sales
    for all stores (4)                    (0.10%)           0.90%           0.60%         (2.90%)         (3.20%)
  Comparable store sales
    for stores in
    non-competitive markets (3)(4)          1.80%           1.40%           1.60%         (1.30%)         (1.00%)

  Balance Sheet Data
    Total assets                      $  178,179      $  172,474      $  158,114      $  132,808      $  107,723
    Total debt (includes capital
      lease obligation and current
      maturities)                         41,761          45,608          39,718          26,285          24,551
    Stockholders' equity                  90,218          86,426          80,394          72,825          53,061




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

         The Company's fiscal year ends on the Sunday closest to January 31. Fiscal 2000, 1999 and 1998 each consisted of 52 weeks.

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

Results of Operations

         The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                          Fiscal Year Ended
                                              _______________________________________
                                              January 30,   January 31,   February 1,
                                                     2000          1999          1998
____________________________________________  ___________   ___________   ___________
  Net sales.................................       100.0%        100.0%        100.0%
  Cost of sales.............................        66.4          65.9          65.9
  Gross margin..............................        33.6          34.1          34.1
  Selling, general and
    administrative expenses.................        28.2          28.2          27.7
  Depreciation and amortization.............         1.7           1.6           1.5
  Total operating expenses..................        29.9          29.8          29.2
  Income from operations....................         3.7           4.3           4.9
  Interest expense..........................         1.0           1.1           1.1
  Earnings before income taxes..............         2.7           3.2           3.8
  Income tax expense........................         1.0           1.2           1.5
  Earnings before cumulative effect
    of accounting change....................         1.7           2.0           2.3
  Cumulative effect of accounting change,
    net of tax..............................          .0            .3            .0
  Net earnings..............................         1.7%          1.7%          2.3


<PAGE 10>

Fiscal 2000 Compared to Fiscal 1999

         Net sales for fiscal 2000 increased $17.0 million or 4.7% to $380.5 million compared to $363.5 million for fiscal 1999. During fiscal 2000, the Company opened 21 stores, all of which were in new non-competitive markets. Nine stores were closed, resulting in a year end total of 269 stores. Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2000 and 1999 (comparable stores), decreased by $.4 million or .1% in fiscal 2000 compared to fiscal 1999. Sales in the 18,000 square foot ALCO stores, the main focus of the Company's expansion efforts, increased $1.3 million, or 1.0%. Sales were impacted by the implementation of the Company's New Low Prices Everyday (NLPE) pricing strategy, which was launched in February 1999 in the Company's ALCO discount stores. This strategy eliminated eight advertising circulars and other promotional activity while instituting a consistent, competitively advantageous, pricing strategy designed to generate increased sales over the long term.

         Gross margin for fiscal 2000 increased $3.7 million or 3.0% to $127.8 million compared to $124.1 million in fiscal 1999. As a percentage of net sales, gross margin decreased to 33.6% in fiscal 2000 compared to 34.1% in fiscal 1999. Although promotional markdowns decreased as a percentage of sales due to the implementation of NLPE, the gross margin percentage was negatively impacted in fiscal 2000 by reduced LIFO income in the amount of $2.4 million. Excluding the LIFO impact, gross margin as a percent of sales improved to 33.6% in fiscal 2000 compared to 33.5% in fiscal 1999.

         Selling, general and administrative expenses increased $4.8 million or 4.7% to $107.2 million in fiscal 2000 compared to $102.4 million in fiscal 1999, primarily due to the increase in total stores. As a percentage of net sales, selling, general and administrative expenses was 28.2% in both fiscal 2000 and fiscal 1999. Although advertising expenses declined due to the implementation of everyday low pricing, selling, general and administrative expense was unfavorably impacted by the sale-leaseback that was completed at the end of fiscal 1999. The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

         Income from operations decreased $1.5 million, or 9.4% to $14.2 million in fiscal 2000 compared to $15.7 million in fiscal 1999. Income from operations as a percentage of net sales decreased to 3.7% in fiscal 2000 from 4.3% in fiscal 1999. Excluding the impact of LIFO, income from operations increased $962,000, or 7.2% in fiscal 2000 compared to fiscal 1999.

         Interest expense decreased $562,000 or 13.2% in fiscal 2000 compared to fiscal 1999. The reduction in interest expense is due primarily to the reduction in borrowing due to the sale-leaseback transaction for $6.2 million that was completed at the end of fiscal 1999.

         Income taxes were $4.0 million in fiscal 2000 compared to $4.3 million in fiscal 1999. The Company's effective tax rate was 38.0% in fiscal 2000, and 37.3% in fiscal 1999.

         Earnings before the cumulative effect of accounting change for fiscal 2000 decreased by $657,000 or 9.1% to $6.6 million compared to $7.2 million in fiscal 1999. Excluding the impact of LIFO, net income increased by $878,000, or 15.5% in fiscal 2000 compared to fiscal 1999.

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

         Gross margin for fiscal 1999 increased $13.8 million or 12.5% to $124.1 million compared to $110.3 million in fiscal 1998. As a percentage of net sales, gross margin remained the same at 34.1% in both fiscal years. Although initial markon on purchases was higher in fiscal 1999, this was offset by higher markdowns (primarily in the fourth quarter). The gross margin percentage was also favorably impacted in fiscal 1999 by a larger
LIFO income than in fiscal 1998. The Company anticipates that pre-LIFO gross margin as a percentage of net sales should improve in future periods as the new stores opened in non-competitive markets contribute an increasing percentage of total sales. This improvement should occur because stores in non-competitive markets have a higher gross margin percetage (due to a lower percentage of net sales at promotional pricing and with a lower promotional markdown rate), than the average of all stores (including those stores in competitive markets), and because the Company expects to continue to focus its store expansion in additional non-competitive markets. Management does not anticipate LIFO income to be a general trend for future years, in as much as there is a general expectation for moderate inflation in the cost of merchandise, a factor that generally yields LIFO expense.

         Selling, general and administrative expenses increased $12.7 million or 14.2% to $102.4 million in fiscal 1999 compared to $89.7 million in fiscal 1998, primarily due to the increase in total stores. As a percentage of net sales, selling, general and

<PAGE 11>

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


                                 First         Second          Third         Fourth
                               Quarter        Quarter        Quarter     Quarter(1)
                                                 (dollars in millions)
--------------------------  ----------     ----------     ----------     ----------
Fiscal 1998
  Net Sales                 $    69.3      $    80.5      $    76.2      $    97.3
  Gross Margin                   23.7           26.7           26.7           33.2
  Income from operations          2.1            3.3            2.5            7.9
  Net Earnings                    0.9            1.5            0.9            4.2

Fiscal 1999
  Net Sales                 $    81.1      $    90.4      $    85.3      $   106.8
  Gross Margin                   28.2           30.6           29.3           36.0
  Income from operations          2.6            3.6            2.9            6.6
  Net Earnings (2)                1.0            1.8            1.1            3.3

Fiscal 2000
  Net Sales                 $    87.0      $    94.2      $    87.6      $   111.7
  Gross Margin                   29.1           31.9           30.7           36.1
  Income from operations          2.0            3.9            2.6            5.7
  Net Earnings (2)                0.7            1.9            1.0            3.0

          (1) See Note 10 to Consolidated Financial Statements regarding certain Fourth Quarter Adjustments
          (2) Represents earnings before the cumulative effect of accounting change



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

<PAGE 12>

Liquidity and Capital Resources

         At the end of fiscal 2000, working capital (defined as current assets less current liabilities) was $95.9 million compared to $90.1 million at the end of fiscal 1999 and $76.0 million at the end of fiscal 1998.

         The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In both fiscal 2000 and fiscal 1999, the Company completed a sale-leaseback of ten of its owned stores. The proceeds from these transactions amounted to $6.1 million in fiscal 2000 and $6.2 million in fiscal 1999.

         Cash provided by (used in) operating activities aggregated $10.5 million, $6.6 million, and($6.8) million in fiscal 2000, 1999 and 1998, respectively. The increase in cash provided in fiscal 2000 relative to fiscal 1999 resulted primarily from a larger increase in accounts payable and increased earnings before considering the non-cash impact of LIFO. The decrease in cash provided in fiscal 1998 resulted primarily from an increase in inventory needed to support the 40 new store openings.

         The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling periods and to meet other short-term cash requirements. The revolving loan credit facility, which provides up to $85 million of financing in the form of notes payable and letters of credit, was executed in April, 1998 and will expire in April 2001. In February 2000, the Company elected to reduce the facility to $70 million. The Company had borrowings available at January 30, 2000 under the revolving loan credit facility amounting to $42.9 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

         In fiscal 2000, the Company made net cash payments on its revolving credit facility of $178,000, made cash payments of $3.7 million to reduce its long-term debt and capital lease obligations, and repurchased $2.8 million of Company stock. In fiscal 1999 and 1998, the Company made net cash borrowings of $5.9 million and $13.4 million, respectively. The Company executed operating leases for 88 additional stores during the three year period ending in fiscal 2000. The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 21 new stores were opened in fiscal 2000 and at least 5 new stores are scheduled to be opened in fiscal 2001. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company's planned expansion.

         Cash used for acquisition of property and equipment in fiscal 2000, 1999 and 1998 totaled $6.4 million, $10.3 million, and $11.7 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 2001, principally for store buildings and fixtures, are $7.6 million.

         During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program"). During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Credit Facility.
As of January 30, 2000, the Company had purchased 387,600 shares of Common Stock for $3.5 million. During the period from January 31, 2000 to April 7, 2000, the Company purchased and retired 287,200 shares of its common stock for an aggregate purchase price of $2.4 million. Since the first buyback was announced in fiscal 1999, the Company has repurchased a total of 674,800 shares, which represents 13% of its outstanding shares.


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

Expansion Plans

         The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 5 ALCO stores in the current fiscal year and at least 7 ALCO stores in both fiscal 2002 and 2003. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control. These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance

<PAGE 13>

that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

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

         In 1996, Congress enacted The Small Business Job Protection Act of 1996 (the "Act"), raising the hourly minimum wage from $4.25 to $4.75 effective as of October 1, 1996 and to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act increased the Company's payroll expense. Additional increases in the minimum wage could have a material impact on the results of the Company's operations if it were not able to pass those increased costs on to customers or if sales were not increasing at a rate large enough to offset the impact.

Control by Significant Stockholder

         Kansas Public Employees Retirement System ("KPERS") is a principal stockholder of the Company, beneficially owning approximately 15% of the outstanding shares of Common Stock of the Company as of March 17, 2000.

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

Economic Conditions

         Similar to other retail businesses, the Company's operations may be affected adversely by general economic conditions and events which result in reduced consumer spending in the markets served by its stores. Also, smaller communities where the Company's stores are located may be dependent upon a few large employers or may be significantly affected by economic conditions in the industry upon which the community relies for its economic viability, such as the agricultural industry. This may make the Company's stores more vulnerable to a downturn in a particular segment of the economy than the Company's competitors, which operate in markets which are larger metropolitan areas where the local economy is more diverse.

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

<PAGE 14>

The Year 2000 Issue

         The Company has not experienced any significant disruptions to its financial or operating activities caused by failure of its computerized systems resulting from Year 2000 issues. The Company has no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to the Company or that any significant customer may be unable to purchase from the Company because of Year 2000 issues. The Company does not expect Year 2000 issues to have a material adverse effect on its operations or financial results in fiscal 2001.


Impact of change in Accounting Principle

         Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts $529, ($427), and ($0.08), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying audited financial statements. Financial statements for fiscal 1998 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying audited financial statements for all periods presented as if the accounting change had been applied consistently during all periods affected.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not invest in any market risk sensitive instruments.

<PAGE 15>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             AND FINANCIAL STATEMENT SCHEDULES

                                                              Page
         DUCKWALL-ALCO STORES, INC. AND SUBSIDIARY

         Independent Auditors' Report.......................... 17
         Financial Statements:

              Consolidated Balance Sheets --
              January 30, 2000 and January 31, 1999  .......... 18

              Consolidated Statements of Operations--
              Fiscal Years Ended January 30, 2000,
              January 31, 1999, and February 1, 1998  ......... 20

              Consolidated Statements of Stockholders'
              Equity --Fiscal Years Ended January 30, 2000,
              January 31, 1999, and February 1, 1998  ......... 22

              Consolidated Statements of Cash Flows --
              Fiscal Years Ended January 30, 2000,
              January 31, 1999, and February 1, 1998  ......... 23


              Notes to Consolidated Financial Statements ...... 25


          Financial Statement Schedules:

              No financial statement schedules are included as they are not applicable to the Company.


<PAGE 16>

Independent Auditors' Report


The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:


We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 30, 2000 and January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended
January 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 30, 2000 and
January 31, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended
January 30, 2000, in conformity with generally accepted accounting principles.

As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for store preopening costs in the year ended January 31, 1999.


/s/KPMG LLP
   KPMG LLP

Wichita, Kansas
March 17, 2000

<PAGE 17>




DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 30, 2000 and January 31, 1999
(Dollars in thousands)


Assets                                                                   2000           1999
                                                                     __________     ___________

  Current assets:
    Cash and cash equivalents                                         $  14,002      $  10,423
    Receivables (note 3)                                                  2,370          3,557
    Inventories (notes 2 and 3)                                         121,863        113,225
    Prepaid expenses                                                        467            359

         Total current assets                                           138,702        127,564

  Property and equipment, at cost (note 3):
    Land and land improvements                                            2,773          2,847
    Buildings and building improvements                                  17,356         21,130
    Furniture, fixtures and equipment                                    40,859         37,879
    Transportation equipment                                              2,250          2,197
    Leasehold improvements                                                9,325          8,672
    Construction work in progress                                         1,085          1,242

         Total property and equipment                                    73,648         73,967

    Less accumulated depreciation and amortization                       39,729         35,340

         Net property and equipment                                      33,919         38,627

    Property under capital leases (note 5)                               20,407         20,407
    Less accumulated amortization                                        15,028         14,428

         Net property under capital leases                                5,379          5,979

    Other assets                                                            179            304




                                                                      $ 178,179      $ 172,474



    See accompanying notes to consolidated financial statements.


<PAGE 18>



DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 30, 2000 and January 31, 1999
(Dollars in thousands)


Liabilities and Stockholders Equity                                    2000           1999
                                                                     __________     ___________
Current liabilities:
  Current maturities of long-term debt (note 3)                      $   1,187       $   1,556
  Current maturities of capital lease obligations (note 5)                 607             540
  Accounts payable                                                      26,781          20,488
  Income taxes payable                                                   1,843           1,780
  Accrued salaries and commissions                                       4,812           4,705
  Accrued taxes other than income                                        4,022           3,520
  Other current liabilities                                              1,907           2,643
  Deferred income taxes (note 6)                                         1,682           2,256

       Total current liabilities                                        42,841          37,488

  Notes payable under revolving loan credit facility (note 3)           30,420          30,598
  Long-term debt, less current maturities (note 3)                       2,065           4,825
  Capital lease obligations, less current maturities (note 5)            7,482           8,089
  Other noncurrent liabilities                                           2,143           1,484
  Deferred revenue                                                         852           1,075
  Deferred income taxes (note 6)                                         2,158           2,489

       Total liabilities                                                87,961          86,048


Stockholders equity (notes 4, 7 and 8):
  Common stock, $.0001 par value, authorized 20,000,000 shares in
    2000 and 1999; issued and outstanding 4,772,299 and 5,092,324
    shares in 2000 and 1999, respectively                                    1               1
  Additional paid-in capital                                            51,481          54,247
  Retained earnings since June 2, 1991                                  38,736          32,178

       Total stockholders equity                                        90,218          86,426

Commitments (note 5)

                                                                     $ 178,179       $ 172,474


<PAGE 19>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)




                                                                        2000           1999           1998
                                                                     __________     ___________    ___________
Net sales                                                            $ 380,504       $ 363,509        323,254
Cost of sales                                                          252,691         239,442        212,982

     Gross margin                                                      127,813         124,067        110,272

Selling, general and administrative (notes 4 and 5)                    107,168         102,357         89,661
Depreciation and amortization                                            6,396           5,974          4,805

     Total operating expenses                                          113,564         108,331         94,466

     Income from operations                                             14,249          15,736         15,806

Interest expense (notes 3 and 5)                                         3,672           4,234          3,525

     Earnings before income taxes and cumulative
       effect of accounting change                                      10,577          11,502         12,281

Income tax expense (note 6)                                              4,019           4,287          4,790

     Earnings before cumulative effect of accounting
       change                                                            6,558           7,215          7,491

Cumulative effect of accounting change, net of income
  tax benefit of $611 (note 1)                                             ---            (956)           ---

          Net earnings                                               $   6,558       $   6,259          7,491

Earnings per share - basic (note 9):
  Earnings before cumulative effect of accounting change             $    1.32            1.41           1.47
  Cumulative effect of accounting change                                   ---           (0.19)           ---

          Net earnings                                               $    1.32            1.22           1.47

Earnings per share - diluted (note 9):
  Earnings before cumulative effect of accounting change             $    1.32            1.40           1.46
  Cumulative effect of accounting change                                   ---           (0.19)           ---

          Net earnings                                               $    1.32            1.21           1.46



(Continued)

<PAGE 20>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES


Consolidated Statements of Operations
Fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)





                                                                                        1999           1998
                                                                                    __________     ___________
Pro forma amounts for effect of change in accounting
  principle:

          Net earnings                                                               $   7,215          7,190

          Basic earnings per share                                                   $    1.41           1.41

          Diluted earnings per share                                                 $    1.40           1.40


 See accompanying notes to consolidated financial statements.

<PAGE 21>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands)


                                                                                                      Retained
                                                                                                      earnings          Total
                                                                                     Additional          since         stock-
                                                                       Common           paid-in        June 2,       holders'
                                                                        stock           capital           1991         equity
                                                                     __________     ___________    ___________    ___________

Balance, February 2, 1997                                            $       1          54,396         18,428         72,825

Net earnings for the year ended February 1, 1998                           ---             ---          7,491          7,491
Exercise of outstanding options to pur-
        chase 8,938 common shares                                          ---              78            ---             78


Balance, February 1, 1998                                                    1          54,474         25,919         80,394

Net earnings for the year ended January 31, 1999                           ---             ---          6,259          6,259
Exercise of outstanding options to purchase
        53,563 common shares                                               ---             442            ---            442

Repurchase and retirement of 60,000 common shares                          ---            (669)           ---           (669)

Balance, January 31, 1999                                                    1          54,247         32,178         86,426

Net earnings for the year ended January 30, 2000                           ---             ---          6,558          6,558
Exercise of outstanding options to purchase
     7,575 common shares                                                   ---             ---             70             70

Repurchase and retirement of 327,600 common shares                         ---          (2,836)           ---         (2,836)

Balance, January 30, 2000                                             $      1           51,481        38,736         90,218


See accompanying notes to consolidated financial statements.

<PAGE 22>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands)




                                                                        2000           1999           1998
                                                                     __________     ___________    ___________
Cash flows from operating activities:
  Net earnings                                                       $   6,558           6,259          7,491
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Cumulative effect of accounting change, net of
        income tax benefit                                                 ---             956            ---
      Depreciation and amortization                                      6,396           5,974          4,805
      Amortization of debt financing costs                                 118             137             43
      Deferred income taxes                                               (905)            (75)          (138)
      Loss on sale or disposition of property
        and equipment                                                      126             680            ---
      LIFO income                                                          ---          (2,449)          (950)
      Decrease (increase) in receivables                                 1,187            (399)             2
      Increase in inventories                                           (8,638)         (7,331)       (22,136)
      Decrease (increase) in prepaid expenses                              (53)            205           (346)
      Increase in other assets                                             (44)            ---            ---
      Increase in accounts payable                                       6,293           1,479          1,882
      Increase (decrease) in income taxes payable                           63             119            (73)
      Increase (decrease) in accrued salaries and commissions              107            (179)         1,008
      Increase in accrued taxes other than income                          502             361            230
      Increase (decrease) in other liabilities                            (986)          1,052            123
      Increase (decrease) in deferred revenue                             (223)           (197)         1,272

           Net cash provided by (used in) operating activities          10,501           6,592         (6,787)

  Cash flows from investing activities:
    Proceeds from sale of property and equipment                         6,104           6,232            ---
    Acquisition of:
      Buildings                                                         (1,797)         (1,616)        (4,112)
      Fixtures, equipment, and leasehold improvements                   (4,616)         (8,644)        (7,550)

           Net cash used in investing activities                          (309)         (4,028)       (11,662)


(Continued)


<PAGE 23>


DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands)




                                                                        2000           1999           1998
                                                                     __________     ___________    ___________
Cash flows from financing activities:
  Increase (decrease) in notes payable under revolving
       loan credit facility                                          $    (178)          5,007         13,496
  Proceeds from exercise of outstanding stock options                       70             442             78
  Repurchase of stock                                                   (2,836)           (669)           ---
  Proceeds from issuance of long-term debt                                 ---           2,760          1,870
  Principal payments on long-term debt                                  (3,129)         (1,358)        (1,326)
  Principal payments under capital lease obligations                      (540)           (519)          (607)
  Debt financing costs                                                     ---            (359)           (45)

       Net cash provided by (used in) financing activities              (6,613)          5,304         13,466

       Net increase (decrease) in cash and cash equivalents              3,579           7,868         (4,983)

Cash and cash equivalents at beginning of year                          10,423           2,555          7,538

Cash and cash equivalents at end of year                             $  14,002          10,423          2,555


See accompanying notes to consolidated financial statements.

<PAGE 24>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


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

            (c)  Basis of Presentation

                 The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 2000, 1999 and 1998 consist of 52 weeks.

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

            (e)  Property and Equipment

                 Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or ten years. Estimated useful lives are as follows:

                      Buildings                                25 years
                      Building improvements                    10 years
                      Furniture, fixtures and equipment       3-8 years
                      Transportation equipment	              3-5 years
                      Leasehold improvements	             5-10 years

                 Major improvements are capitalized while maintenance and repairs, which do not extend the useful life of the asset, are charged to expense as incurred.

(Continued)

<PAGE 25>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


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

            (h)  Change in Accounting Principle

                 Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts $529, ($427), and ($.08), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying financial statements. Financial statements for fiscal 1998 and prior periods have not been restated but net earnings and earnings per share computed on a pro forma basis have been reflected in the accompanying financial statements for fiscal 1999 and 1998 as if the accounting change had been applied consistently during such periods.

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

(Continued)

<PAGE 26>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


            (j)  Consolidated Statements of Cash Flows

                 For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds.

                 During fiscal 2000, 1999, and 1998, the following amounts were paid for interest and income taxes:

                                                               2000        1999       1998
                                                             ________   ________   ________
                      Interest, excluding
                        interest on capital lease
                        obligations and amortization
                        of debt financing costs (net
                        of capitalized interest of
                        $48 in fiscal 2000, $46 in
                        fiscal 1999, and $72 in fiscal
                        1998)                               $  2,628      3,116      2,431
                      Income Taxes                             4,928      4,383      5,001

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

(Continued)

<PAGE 27>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


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

       (2)  Inventories

            Inventories at January 30, 2000 and January 31, 1999 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 30, 2000 and January 31, 1999 are summarized as follows:


                                                       2000            1999

                              FIFO cost         $   122,458         113,820
                              Less LIFO reserve        (595)           (595)

                                LIFO cost       $   121,863         113,225


            Earnings before income taxes for fiscal 2000, 1999, and 1998 would have decreased by $-0-, $2,449 and $950, respectively, if the FIFO method of valuing inventories had been utilized.

       (3)  Credit Arrangements, Notes Payable and Long-term Debt

            The Company's loan agreement with its lenders provides a revolving loan credit facility of up to $85,000 (the Company elected to reduce the facility to $70,000 effective February 5, 2000) of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at the prime rate on the Revolving Rate Loan and LIBOR plus 1.50% on the LIBOR Rate Loan and is generally limited to 65% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory, accounts receivable and intangible assets. The loan agreement contains various restrictions including limitations on additional indebtedness, sales of assets, and financial covenants related to the ratio of earnings to fixed charges and tangible net worth, all as defined. The loan agreement prohibits the payment of dividends. The loan agreement expires in April 2001 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.

            Under this agreement, the Company converted $30,000 from the Revolving Rate Loan to a 7.23% Fixed Rate Loan on April 15, 1998 which is due in April 2001.


(Continued)

<PAGE 28>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


             Notes payable outstanding at January 30, 2000 and January 31, 1999 under the revolving loan credit facility aggregated $30,420 and $30,598, respectively. The lender had also issued letters of credit aggregating $2,373 and $2,261, respectively, at such dates on behalf of the Company. The interest rate on outstanding borrowings at January 30, 2000 was 8.5% on the Revolving Rate
             Loan payable monthly. There were no borrowings outstanding under the LIBOR Rate Loan at January 30, 2000 and January 31, 1999. The Company had additional borrowings available at January 30, 2000 under the revolving loan credit facility amounting to $42,850.

             Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at January 30, 2000 and January 31, 1999 consisted of the following:


                                                                       2000          1999
                7.15% obligations for Industrial Revenue Bonds,
                  interest payable semiannually with principal
                  payments due annually until final
                  maturity in 1999                                  $   ---           175
                9.875% mortgage note payable due in monthly
                  installments, including interest, through
                  September 2001                                        203           310
                8.41% note payable due in monthly installments,
                  including interest, through March 2001,
                  secured by airplane                                   272           468
                8.77% note payable due in monthly installments,
                  including interest, through September 2000,
                  secured by certain equipment                          350           839
                8.27% note payable due in monthly installments,
                  including interest, through December 2000,
                  secured by certain equipment                           74           148
                9.2% note payable due in monthly installments,
                  including interest, through March 2009, secured
                  by buildings                                          ---         1,700
                6.4% note payable due in monthly installments,
                  including interest, through January 2005,
                  secured by equipment                                2,353         2,741


                                                                      3,252         6,381

                Less current maturities                               1,187         1,556

                     Long-term debt, less current maturities        $ 2,065         4,825

             Interest expense on notes payable and long-term debt in fiscal 2000, 1999, and 1998 aggregated $2,692, $3,193, and $2,418, respectively.

(Continued)

<Page 29>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)

             Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next five years and thereafter in the aggregate as of January 30, 2000 are as follows:


                                     Fiscal year

                                            2001         $     1,187
                                            2002              30,984
                                            2003                 469
                                            2004                 500
                                            2005                 532

                                                         $    33,672

	  (4)  Employee Benefits

               The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. The Company made profit sharing contributions for fiscal 2000, 1999, and 1998 of $700, $775, and $800, respectively.

               At January 30, 2000 and January 31, 1999, the Plan owned 79,053 shares of the Company's common stock. The Plan sold all such shares in February 2000.

          (5)  Leases

               The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 30, 2000 and January 31, 1999 are as follows:

                                                            2000          1999

                    Buildings                          $  16,624        16,624
                    Fixtures                               3,783         3,783

                                                          20,407        20,407

                    Less accumulated amortization         15,028        14,428

                    Net property under capital leases  $   5,379         5,979



               The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

(Continued)

<PAGE 30>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)

               Future minimum lease payments under all non-cancelable leases together with the present value of the net minimum lease payments pursuant to capital leases as of January 30, 2000 are as follows:

                      Fiscal Year:            Capital         Operating

                      2001               $      1,521             9,006
                      2002                      1,521             7,907
                      2003                      1,457             6,728
                      2004                      1,384             5,597
                      2005                      1,384             4,263
                      Later years               6,589            28,336

                          Total minimum
                          lease payments       13,856         $  61,837

                      Less amount
                        representing
                        interest                5,767

                      Present value of
                        net minimum
                        lease payments          8,089

                      Less current
                        maturities                607

                      Capital lease
                        obligations,
                        less current
                        maturities       $      7,482




               Minimum payments have not been reduced by minimum sublease rentals of $118 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $50, $53, and $59 for fiscal 2000, 1999, and 1998, respectively.

               Interest on capital lease obligations in fiscal 2000, 1999, and 1998 aggregated $980, $1,041, and $1,107, respectively.

               The following schedule presents the composition of total rent expense for all operating leases for fiscal 2000, 1999, and 1998:

                                                      2000            1999            1998
                       Minimum rentals          $   9,397           8,216           7,545
                       Contingent rentals             320             415             316
                       Less sublease rentals         (107)           (109)           (104)

                                                $   9,610           8,522           7,757


(Continued)

<PAGE 31>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


               Sale-Leaseback Transaction

               The Company entered into agreements in January 2000 and December 1998 to sell and lease back ten stores (land and buildings) in each transaction. The net proceeds from the sale-leaseback transactions amounted to approximately $6,100 and $6,200 for fiscal 2000 and 1999, respectively. As a result of the sale-leaseback transactions, the Company incurred gains of $909 and $489 in fiscal 2000 and 1999, respectively, which have been deferred for financial reporting purposes. Such deferred gains are included within other noncurrent liabilities and are being amortized over the term of the related leases
               (20 years).

          (6)  Income Taxes

               Income tax expense (benefit) for fiscal 2000, 1999, and 1998 consists of:

                                      Current        Deferred           Total
                                  ___________    ____________    ____________
                       2000:
                         Federal  $    4,135            (727)          3,408
                         State           789            (178)            611

                                  $    4,924            (905)          4,019

                       1999:
                         Federal  $    3,669             (63)          3,606
                         State           693             (12)            681

                                  $    4,362             (75)          4,287

                       1998:
                         Federal  $    4,163            (116)          4,047
                         State           765             (22)            743

                                  $    4,928            (138)          4,790




               Income tax expense was $4,019, $4,287, and $4,790 for fiscal 2000, 1999, and 1998, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2000, 1999, and 1998 as a result of the following:

                                                    2000           1999          1998
                                                 _______        _______       _______
                       Computed "expected"
                         tax expense             $ 3,702          4,026         4,298
                       Reduction in income
                         taxes resulting from:
                           State income taxes,
                             net of the Federal
                             income tax benefit      397            501           483
                           Other, net                (80)          (240)            9

                                                 $ 4,019          4,287         4,790


(Continued)

<PAGE 32>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


               The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 30, 2000 and January 31, 1999 are presented below:

                                                                   2000            1999
                       Deferred tax assets:
                         Capital leases                     $     1,036           1,018
                         Other assets                               136             244
                         Other liabilities                        1,268             920
                         Net operating loss and
                           tax credit carryforwards                  31              43

                              Total gross deferred
                                tax assets                        2,471           2,225

                       Less - valuation allowance                   (31)            (43)

                              Net deferred tax assets             2,440           2,182


                       Deferred tax liabilities:
                         Inventories, principally
                           due to differences in
                           the LIFO reserve arising
                           from a prior business
                           combination accounted for
                           as a purchase                          2,518           2,911
                         Property and equipment, due
                           to differences in deprecia-
                           tion and a prior business
                           combination accounted for
                           as a purchase                          3,762           4,016

                              Total gross deferred
                                tax liabilities                   6,280           6,927

                              Net deferred tax
                                liability                   $     3,840           4,745



               At January 30, 2000, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $1,463 which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2006. The valuation allowance relates to the net operating loss (NOL) and tax credit carryforwards.

(Continued)

<PAGE 33>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


          (7)  Stock Option Plan

               During fiscal 1994, the Company adopted a stock option plan under which options to purchase 125,000 shares of common stock may be granted to key employees. The stock option plan was amended in June 1994 to increase the number of options which may be granted under the plan to 200,000, was amended in March 1997 to increase to 450,000 and was further amended in May 1999 to increase to 650,000. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at January 30, 2000, January 31, 1999, and February 1, 1998 is presented below:



                                                                                               Weighted
                                                                                                average
                                                                       Number of               exercise
                                                                          shares                  price
                       Options outstanding, February 2, 1997            187,525            $     10.06

                       Issued                                            82,750            $     12.75
                       Exercised                                         (8,938)           $      8.73
                       Canceled                                         (14,262)           $     10.79

                       Options outstanding, February 1, 1998            247,075            $     10.97

                       Issued                                            45,250            $     18.50
                       Exercised                                        (53,563)           $      8.25
                       Canceled                                          (3,200)           $     12.84

                       Options outstanding, January 31, 1999            235,562            $     13.00

                       Issued                                           375,550            $      7.98
                       Exercised                                         (7,575)           $      9.20
                       Canceled                                         (54,550)           $     10.64

                       Options outstanding, January 30, 2000            548,987            $      9.86


(Continued)

<PAGE 34>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


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


                                                           2000            1999

                   Net earnings, as reported           $  6,558           7,215
                   Net earnings, pro forma                6,407           7,087
                   Net earnings per share,
                     as reported:
                       Basic                               1.32            1.41
                       Diluted                             1.32            1.40
                   Net earnings per share,
                     pro forma:
                       Basic                               1.29            1.39
                       Diluted                             1.29            1.38


             The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                           2000          1999

                   Expected dividend yield                    0%            0%
                   Expected stock price volatility         36.3          34.6
                   Risk-free interest rate                  6.2           5.6
                   Expected life of options             5 years       5 years


             The weighted average grant date fair value of options granted during 2000 and 1999 is $3.37 and $7.42 per share, respectively.


                                                      Options outstanding             Options exercisable
                                          ________________________________________  ________________________
                                               Number      Weighted                      Number
                       Range              outstanding       average       Weighted  exercisable     Weighted
                       of                          at     remaining        average           at      average
                       exercise           January 30,   contractual       exercise  January 30,     exercise
                       price                     2000          life          price         2000        price
                       _________________  ____________  ____________  ____________  ____________  ___________
                        $7.98 to $12.88       508,387          4.00       $  9.17        90,728     $ 12.29
                            $18.50             40,600          3.33       $ 18.50        10,150     $ 18.50

                        $7.98 to $18.50       548,987                                   100,878


(Continued)

<PAGE 35>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


          (8)  Stockholders' Equity

               During 1998, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common
               Stock (the "Stock Repurchase Program"). During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of January 30, 2000, the Company had purchased 387,600 shares of Common Stock for $3,505. During the period from January 31, 2000 to March 17, 2000, the Company purchased and retired 173,200 shares of its common stock for an aggregate purchase price of $1,357.

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

          (9)  Earnings Per Share

               The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

                                                      2000           1999          1998
                       Outstanding shares:
                         Weighted average shares
                           outstanding (basic)    4,967,332     5,111,461     5,096,322
                         Effect of dilutive
                           options to purchase
                           common stock                 ---        43,399        52,496

                             As adjusted for
                               diluted
                               calculation        4,967,332     5,154,860     5,148,818

                       Net earnings -
                         basic and diluted       $    6,558         7,215         7,491


               Earnings per share amounts have been computed on the absolute amount of net earnings whereas the above net earnings amounts have been rounded to the nearest thousand.

(Continued)

<PAGE 36>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


         (10)  Quarterly Financial Information (Unaudited)

             Financial results by quarter are as follows:

                                                            First       Second        Third       Fourth
                                                          quarter      quarter      quarter      quarter
                       _____________________________  ___________  ___________  ___________  ___________
                       2000:
                         Net sales                    $   87,028       94,144       87,624      111,708
                         Gross margin (a)                 29,138       31,894       30,649       36,132
                         Net earnings                        701        1,845        1,014        2,998
                         Net earnings per share (b):
                           Basic                             .14          .37          .20          .63
                           Diluted                           .14          .37          .20          .63

                       1999:
                         Net sales                    $   81,052       90,360       85,308      106,789
                         Gross margin (a)                 28,150       30,610       29,290       36,017
                         Earnings before cumulative
                           effect of accounting
                           change                            954        1,833        1,119        3,309
                         Cumulative effect of
                           accounting change                (956)         ---          ---          ---
                         Net earnings                         (2)       1,833        1,119        3,309
                         Net earnings per share
                           before cumulative effect of
                           accounting change (b)
                           and (c):
                             Basic                           .19          .36          .22          .65
                             Diluted                         .18          .35          .22          .65




                    (a) The pretax LIFO inventory provision for the fiscal year ended January 30, 2000 was estimated to be expense of $177, $197 and $-0- in each of the first three quarters, respectively. The annual provision amounted to $-0- resulting in a credit of $374 in the fourth quarter.

                         The pretax LIFO inventory provision for the fiscal year ended January 31, 1999 was estimated to be expense of $-0- in each of the first three quarters. The annual provision amounted to $2,449 income resulting in a credit of $2,449 in the fourth quarter.

                    (b) Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2000 and fiscal 1999 does not equal the total computed for the year.

                    (c) The cumulative effect of adopting the accounting change for store preopening costs was $(.19) in the first quarter of fiscal 1999.

(Continued)

<PAGE 37>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


         (11)  Fair Value of Financial Instruments

               The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at January 30, 2000 and January 31, 1999. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

               For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

         (12)  Related Party Transactions

               Lease payments to related parties amounted to approximately $660, $657, and $655 in fiscal 2000, 1999, and 1998, respectively.

               During fiscal 2000 and 1999, the Company paid a computer consulting firm, whose president or chairman is a director of the Company, $230 and $260, respectively, for point-of-sale software and related services.

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

(Continued)

<PAGE 38>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


               Segment Information
                                                         2000             1999            1998
                                                    __________      ___________     ___________
                Net Sales:
                  ALCO Discount Stores              $ 346,135          330,705         302,040
                  All Other:
                    External                           34,369           32,804          21,214
                    Intercompany                      204,043          200,465         189,330

                                                    $ 584,547          563,974         512,584

                Depreciation and Amortization:
                  ALCO Discount Stores              $   4,111            3,300           2,554
                  All Other                             2,285            2,674           2,251

                                                    $   6,396            5,974           4,805


                Income (expense) from Operations:
                  ALCO Discount Stores              $  31,490           29,241          28,086
                  All Other                           (17,299)         (16,771)        (14,037)

                                                    $  14,191           12,470          14,049

                Capital Expenditures:
                  ALCO Discount Stores              $   5,149            8,203          10,081
                  All Other                             1,264            2,057           1,581

                                                    $   6,413           10,260          11,662

                Identifiable Assets:
                  ALCO Discount Stores              $ 127,478          128,078         122,263
                  All Other                            50,055           43,733          33,638

                                                    $ 177,533          171,811         155,901



(Continued)

<PAGE 39>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)


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

                  Property Costs

                    In fiscal 1999, for ALCO Discount Stores for which the Company owns the store building, rent expense was charged to, and the applicable depreciation expense was excluded from, income from operations for purposes of determining the segment information for the ALCO Discount Stores. In fiscal 2000, for most such ALCO Discount Stores, no rent expense was charged to, and applicable depreciation expense was included in income from operations. The effect of this change in accounting method did not have a significant affect on income from operations for the ALCO Discount Store segment in fiscal 2000. The Company also sold and leased back ten stores in December 1998 for which rent expense was charged in fiscal 1999.

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

(Continued)

<PAGE 40>

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2000, January 31, 1999, and February 1, 1998
(Dollars in thousands, except per share amounts)



               A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:



                                                                 2000         1999         1998
                  _______________________________________  ___________  ___________  ___________
                  Net sales per above segment information  $  584,547      563,974      512,584
                  Intercompany elimination                   (204,043)    (200,465)    (189,330)

                       Net sales per consolidated
                         statements of operations          $  380,504      363,509      323,254

                  Income from operations per above
                    segment information                    $   14,191       12,470       14,049
                  Inventory method                                ---        2,449          950
                  Property costs                                  117          916          911
                  Leases                                          (59)         (99)        (104)

                       Income from operations per
                         consolidated statements of
                         operations                        $   14,249       15,736       15,806


<PAGE 41>


This page intentionally left blank.


<PAGE 42>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Compensation Committee Report" and "Company Performance").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains under the caption "Ownership of Duckwall Common Stock" the information required by
Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains under the caption "Insider Participation" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.


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

10(j)         Deed of Trust, Security Agreement, and Assignment of Leases and


<PAGE 45>

              Rents, dated as of February 11, 1993 by the Registrant in favor of The Public Trustee for Fremont County, Colorado (filed as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).

10(n) Employment Agreement, dated March 18, 1993 between the Registrant and Glen L. Shank (filed as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference). *

10(o) Second Amended and Restated Loan Agreement, dated as of October 18, 1995, by and among the Registrant, BankAmerica Business Credit, Inc. and Transamerica Business Credit Corporation.

11            Computation of Company's Earnings Per Share.

22            Subsidiaries of the Registrant.

23            Consent of Independent Auditors.

27            Financial Data Schedule.
______________________

* Management contracts or compensation plans or arrangements required to be identified by Item 14(a)(3).

    (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended January 30, 2000.

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

Dated: April 28, 2000

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                Signature and Title                         Date



      /s/ Glen L. Shank                                    April 28, 2000
         Glen L. Shank
              Chairman of the Board
              and President
              (Principal Executive Officer)


      /s/ Richard A. Mansfield                             April 28, 2000
         Richard A. Mansfield
              Vice President - Finance and Treasurer
              (Principal Financial and Accounting Officer)


      /s/ Dennis A. Mullin                                 April 28, 2000
         Dennis A. Mullin
              Director


      /s/ Lolan C. Mackey                                  April 28, 2000
        Lolan C. Mackey
              Director


      /s/ Jeffrey Macke                                    April 28, 2000
         Jeffrey Macke
              Director


      /s/ Robert L. Woodard                                 April 28, 2000
        Robert L. Woodard
              Director


<PAGE 47>