Form 10-Q
period 2000-04-30
DUCKWALL ALCO STORES INC
filed 2000-06-12
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... April 30, 2000

     OR

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     Commission file Number    0-20269

     DUCKWALL-ALCO STORES, INC.
     (Exact name of registrant as specified in its charter.)

     Kansas                                       48-0201080
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     401 Cottage Avenue
     Abilene, Kansas                              67410-2832
     (Address of principal executive offices)     (Zip Code)

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     4,478,899 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of April 30, 2000.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                           April 30,       January 30,
                                             2000            2000
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash and cash equivalents                 $ 9,537           $14,002
     Receivables                                 2,798             2,370
     Inventories                               127,320           121,863
     Prepaid expenses                              496               467

          Total current assets                 140,151           138,702

Property and equipment                          74,840            73,648
Less accumulated depreciation                   41,008            39,729

          Net property and equipment            33,832            33,919

Property under capital leases                   20,407            20,407
Less accumulated amortization                   15,177            15,028

          Net property under capital leases      5,230             5,379

Other non-current assets                           149               179


               Total assets                   $179,362          $178,179

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                           April 30,         January 30,
                                             2000              2000
                                           (Unaudited)       (Unaudited)
                                          ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $1,033            $1,187
     Capital lease obligations                     607               607
   Accounts payable                             32,875            26,781
   Notes payable under revolving loan           30,299                 0
   Income taxes payable                            673             1,843
   Accrued salaries and commissions              3,185             4,812
   Accrued taxes other than income               4,735             4,022
   Other current liabilities                     1,507             1,907
   Deferred income taxes                         1,682             1,682

          Total current liabilities             76,596            42,841

Notes payable under revolving loan                   0            30,420
Long term debt
     less current maturities                     1,886             2,065

Capital lease obligations
     less current maturities                     7,330             7,482

Other noncurrent liabilities                     2,118             2,143
Deferred revenue                                   789               852
Deferred income taxes                            2,158             2,158

          Total liabilities                     90,877            87,961

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  4,478,899 shares and 4,772,299 shares
  respectively                                       1                 1
Additional paid-in capital                      49,043            51,481

Retained earnings since June 2, 1991            39,441            38,736

          Total stockholders' equity            88,485            90,218

          Total liabilities and
               stockholders' equity           $179,362          $178,179

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                 For the Thirteen Week
                                                    Periods Ended

                                              April 30,          May 2,
                                                  2000            1999
                                            ___________      ___________
Net sales ...............................      $91,660           $87,028
Cost of sales ...........................       61,117            57,890

          Gross margin ..................       30,543            29,138

Selling, general
     and administrative .................       27,054            25,525

Depreciation
     and amortization ...................        1,549             1,577


          Total operating expenses ......       28,603            27,102


Income from operations ..................        1,940             2,036

Interest expense.........................          782               905

Earnings before income taxes ............        1,158             1,131

Income tax ....... ......................          453               430

Net earnings ............................       $  705            $  701

Earnings per share
Basic ...................................       $ 0.15            $ 0.14
Diluted .................................       $ 0.15            $ 0.14

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Thirteen Week
                                                     Periods Ended
                                           April 30, 2000          May 2, 1999
                                          ----------------       ----------------

Cash flows from operating activities:

     Net Earnings                               $  705             $  701
     Adjustments to reconcile
       net earnings to net cash
       provided by operating activities

         Amortization of debt financing costs       30                 30
         Depreciation and amortization           1,549              1,577
         Loss on disposal and impairment of
           assets                                  245                  0
         LIFO expense                              175                177
         Increase in inventories               ( 5,632)           (10,075)
         Increase in accounts payable            6,094             11,679
         Decrease (increase)in receivables        (428)               390
         Increase in other current assets          (29)               (73)
         Increase in accrued taxes other than
            income                                 713                326
         Decrease in accrued salaries and
            commissions                         (1,627)            (1,643)
         Decrease in income taxes payable       (1,170)            (1,695)
         Decrease in other liabilities            (488)            (1,045)
Net cash provided by operating activities          137                349

Cash flow from investing activities:

         Capital expenditures                   (1,558)            (1,644)
         Increase in other assets                    0                (44)
         Net cash used in investing activities  (1,558)            (1,688)


Cash flow from financing activities:
         Proceeds from exercise of outstanding
            stock options                            0                 70
         Common stock redemption                (2,438)              (490)
         Decrease in revolving loan               (121)              (537)
         Principal payments on long term notes    (333)              (309)
         Principal payments on capital leases     (152)              (134)
        Net cash used in financing activities   (3,044)            (1,400)

Net decrease in cash                            (4,465)            (2,739)
Cash at beginning of period                     14,002             10,423
Cash at end of period                           $9,537             $7,684



See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

              The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2000 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    April 30, 2000                4,643,765   4,654,104
                    May 2, 1999                   5,081,216   5,081,216

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended April 30, 2000 and May 2, 1999 are referred to herein as the first quarter of fiscal 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2000 Compared to Thirteen Weeks Ended May 2,

1999.

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers.  During the first quarter of fiscal 2001, the

Company opened 1 store and closed 4 stores, resulting in a quarter end total of 266 stores.  The store opened was in a new, non-competitive market.  The two ALCO stores closed were in competitive markets.  At quarter end, over

80% of the total stores were located in non-competitive markets.

	Net sales for the first quarter of fiscal 2001 increased $4,632 or

5.3% to $91,660 compared to $87,028 for the first quarter of fiscal 2000.

Net sales for stores open the full period in both the first quarter of fiscal

2001 and fiscal 2000 (comparable stores) increased $1,908 or 2.3%.  Net sales for these comparable stores in non-competitive markets increased $2,073 or

3.4%.  Net sales for non-comparable stores increased $2,724 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

	Gross margin for the first quarter of fiscal 2001 increased $1,405 or

4.8% to $30,543 compared to $29,138 in the first quarter of fiscal 2000.

Gross margin as a percentage of sales was 33.3% for the first quarter of fiscal 2001 compared to 33.5% in the first quarter of fiscal 2000.  The decrease in the margin percentage was due primarily to higher transportation costs.

        Selling, general and administrative expense increased $1,529 or

6.0% to $27,054 in the first quarter of fiscal 2001 compared to $25,525  in the first quarter of fiscal 2000, primarily due to the increase in total stores.  As a percentage of net sales, selling, general and administrative expenses were 29.5% in the first quarter of fiscal 2001 compared to 29.3% in the first quarter of fiscal 2000.  The increase in the selling, general and administrative expense percent was due to higher than normal inflationary increases in wage rates and medical insurance costs as well as store closing expenses and the sale-leaseback of ten ALCO stores in January.  The sale leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

	Depreciation and amortization expense decreased $28 or 1.8% to $1,549 in the first quarter of fiscal 2001 compared to $1,577 in the first quarter of fiscal 2000.  The decrease is due to the store sale leaseback discussed in the previous paragraph.

	Income from operations decreased $96 or 4.7% to $1,940 in the first quarter of fiscal 2001 compared to $2,036 in the first quarter of fiscal 2000.

Income from operations as a percentage of net sales decreased to 2.1% in the first quarter of fiscal 2001 compared to 2.3% in the first quarter of fiscal

2000.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations,

borrowing under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

	At April 30, 2000 working capital (defined as current assets less current liabilities) was $63,555 compared to $95,861 at the end of fiscal

2000. The decrease in working capital was due to the classification of the revolving loan as a current liability as it becomes due in April 2001.  While no commitments are in place, management expects to renew or replace the revolving loan prior to April, 2001.

	Cash provided by operating  activities was $137 and $349 in the first

quarters of fiscal 2001 and 2000, respectively.   The decrease in the amount

of cash generated  by operating activities in the first quarter of fiscal

2001 compared to the first quarter of fiscal 2000 was primarily due to a smaller increase in accounts payable compared to the corresponding increase in inventory.

	The Company used cash from financing activities in the amount of

$3,044 and $1,400 in fiscal 2001 and fiscal 2000, respectively.  Cash was used for stock redemption, as well as to make payments on the revolving loan,

long term notes, and capital leases.

	Cash used for acquisition of property and equipment in the first quarters of fiscal 2001 and 2000 totaled $1,558 and $1,644, respectively.

Total anticipated cash payments for acquisition of property and equipment in fiscal 2001, principally for store buildings and fixtures, fixture and equipment upgrades, and computer hardware and software are $7,250.

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

                                              For the Thirteen Week
						  Periods Ended

                                              April 30,        May 2,
Segment Information                            2000             1999

Net Sales:
   ALCO Discount Stores                        $83,273        $79,085
   All Other:
      External                                   8,387          7,943
      Intercompany                              58,427         53,859
                                              $150,087       $140,887

Depreciation and Amortization:
   ALCO Discount Stores                         $1,007           $990
   All Other                                       542            587
                                                $1,549         $1,577

Income (expense) from Operations:
   ALCO Discount Stores                         $6,484         $6,311
   All Other                                    (4,371)        (4,083)
                                                $2,113        $ 2,228

Capital Expenditures:
   ALCO Discount Stores                         $1,409           $915
   All Other                                       149            729
                                                $1,558         $1,644
Identifiable Assets:
   ALCO Discount Stores                       $140,607       $142,172
   All Other                                    38,110         36,475
                                              $178,717       $178,647



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

                                             For The Thirteen Week
                                                 Periods Ended

                                               April 30,   May 2,
                                                2000        1999

Net sales per above segment information       $150,087     140,887
Intercompany elimination                       (58,427)    (53,859)
     Net sales per consolidated statements
       of operations                           $91,660     $87,028

Income from operations per above segment
   information                                  $2,113      $2,228
Inventory method                                  (175)       (177)
Leases                                               2         (15)
     Income from operations per consolidated
        statements of operations                $1,940      $2,036

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended April 30, 2000.


     Item 2.   Changes in Securities
          Not applicable


     Item 3.   Defaults Upon Senior Securities
          Not Applicable


     Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable


     Item 5.   Other Information
          None


     Item 6.   Exhibits and Reports on Form 8-K
          (a)  None
          (b)  Reports on Form 8-K
               No reports filed

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, June 12, 2000               /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer