Form 10-Q
period 2000-07-30
DUCKWALL ALCO STORES INC
filed 2000-09-13
CIK 30302

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended ....... July 30, 2000

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

     YES [X]        NO [ ]


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     4,430,699 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of July 30, 2000.


PART I.  Financial Information.

         ITEM 1.  Financial Statements.


                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)


                                            July 30,       January 30,
                                             2000            2000
                                           (Unaudited)
                                           ___________      __________
ASSETS

Current assets:
     Cash and cash equivalents                 $ 6,688           $14,002
     Receivables                                 2,285             2,370
     Inventories                               128,622           121,863
     Prepaid expenses                              584               467

          Total current assets                 138,179           138,702

Property and equipment                          76,194            73,648
Less accumulated depreciation                   42,365            39,729

          Net property and equipment            33,829            33,919

Property under capital leases                   20,407            20,407
Less accumulated amortization                   15,327            15,028

          Net property under capital leases      5,080             5,379

Other non-current assets                           120               179


               Total assets                   $177,208          $178,179

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                         Consolidated Balance Sheets

                            (Dollars in Thousands)

                                            July 30,         January 30,
                                             2000              2000
                                           (unaudited)
                                           ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
   Current maturities of:
     Long term debt                             $  834            $1,187
     Capital lease obligations                     607               607
   Accounts payable                             28,581            26,781
   Income taxes payable                          1,200             1,843
   Accrued salaries and commissions              4,237             4,812
   Accrued taxes other than income               4,128             4,022
   Other current liabilities                     1,535             1,907
   Deferred income taxes                         1,682             1,682

          Total current liabilities             42,804            42,841

Notes payable under revolving loan              30,655            30,420
Long term debt
     less current maturities                     1,744             2,065

Capital lease obligations
     less current maturities                     7,178             7,482

Other noncurrent liabilities                     2,084             2,143
Deferred revenue                                   725               852
Deferred income taxes                            2,158             2,158

          Total liabilities                     87,348            87,961

Stockholders' equity:
Common stock, $.0001 par value, authorized
  20,000,000 shares; issued and outstanding
  4,430,699 shares and 4,772,299 shares
  respectively                                       1                 1
Additional paid-in capital                      48,605            51,481

Retained earnings since June 2, 1991            41,254            38,736

          Total stockholders' equity            89,860            90,218

          Total liabilities and
               stockholders' equity           $177,208          $178,179

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                      Consolidated Statement of Operations

                 (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)
                                               For the Thirteen Week       For the Twenty-Six Week
                                                   Periods Ended                Periods Ended
                                               July 30,       August 1,     July 30,     August 1,
                                                2000            1999         2000          1999
                                            ___________      ___________   _________     ________
Net sales ...............................      $99,143         $94,144     $190,803       $181,172
Cost of sales ...........................       66,012          62,250      127,129        120,140

          Gross margin ..................       33,131          31,894       63,674         61,032

Selling, general
     and administrative .................       27,836          26,391       54,890         51,916

Depreciation
     and amortization ...................        1,559           1,583        3,108          3,160


          Total operating expenses ......       29,395          27,974       57,998         55,076


Income from operations ..................        3,736           3,920        5,676          5,956

Interest expense.........................          765             942        1,547          1,847

Earnings before income taxes ............        2,971           2,978        4,129          4,109

Income tax ....... ......................        1,158           1,133        1,611          1,563

Net earnings ............................       $1,813          $1,845       $2,518         $2,546

Earnings per share
Basic ...................................       $ 0.41          $ 0.37       $ 0.55         $ 0.50
Diluted .................................       $ 0.40          $ 0.37       $ 0.55         $ 0.50

See accompanying notes to unaudited consolidated financial statements.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries
                     Consolidated Statements of Cash Flow

                            (Dollars in Thousands)
                                  (Unaudited)
                                               For the Twenty-Six Week
                                                     Periods Ended
                                           July 30, 2000          August 1, 1999
                                          ----------------       ----------------

Cash flows from operating activities:

     Net earnings                               $2,518             $2,546
     Adjustments to reconcile
       net earnings to net cash
       provided by operating activities

         Amortization of debt financing costs       59                 60
         Depreciation and amortization           3,108              3,160
         Loss on disposal and impairment of
           assets                                  279                  0
         LIFO expense                              175                374
         Increase in inventories                (6,934)            (2,923)
         Increase in accounts payable            1,800              3,735
         Decrease in receivables                    85              1,056
        (Increase) decrease in other current
           assets                                 (117)               222
         Increase in accrued taxes other than
            income                                 106                569
        (Decrease) in accrued salaries and
            commissions                           (575)              (960)
        (Decrease) in income taxes payable        (643)            (1,772)
        (Decrease) in other liabilities           (558)            (1,316)
Net cash (used in) provided by operating
           activities                             (697)             4,751

Cash flow from investing activities:

         Capital expenditures                   (2,998)            (2,752)
         Increase in other assets                    0                (44)
         Net cash used in investing activities  (2,998)            (2,796)


Cash flow from financing activities:
         Increase (decrease) in revolving loan     235               (373)
         Principal payments on long term notes    (674)              (825)
         Principal payments on capital leases     (304)              (270)
         Common stock redemption                (2,876)              (490)
         Proceeds from exercise of outstanding
           stock options                             0                 70
        Net cash used in financing activities   (3,619)            (1,888)

Net (decrease) increase in cash                 (7,314)                67
Cash at beginning of period                     14,002             10,423
Cash at end of period                           $6,688            $10,490



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

         The average number of shares used in computing earnings per share was as follows:


                    Thirteen Weeks Ending          Basic      Diluted

                    July 30, 2000                 4,444,186   4,480,956
                    August 1, 1999                5,049,199   5,049,199

                    Twenty-Six Weeks Ending

                    July 30, 2000                 4,543,975   4,567,530
                    August 1, 1999                5,065,208   5,065,208

(4)      Long-Term Debt

         On September 1, 2000, the Company reached an agreement with the bank to extend the due date of its revolving credit agreement until April 2002. The terms of the extension are substantially the same as the original agreement. The effect of the extension of the due date of the agreement has been reflected in the accompanying consolidated balance sheet as of July 30, 2000.

                          Duckwall-ALCO Stores, Inc.
                                And Subsidiaries


[CAPTION]
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended July 30, 2000 and August 1, 1999 are referred to herein as the second quarter of fiscal 2001 and 2000, respectively.
As used below the term "competitive market" refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term "non-competitive market" refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

	The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2001 the Company opened 2 stores, both of which were in new, non-competitive markets, resulting in a quarter end total of 268 stores. For the twenty-six week period ending July 30, 2000, the Company opened 3 stores and closed 4 stores. As of July 30, 2000, over 80% of the stores were located in non-competitive markets.

	Net sales for the second quarter of fiscal 2001 increased $4,999 or 5.3% to $99,143 compared to $94,144 for the second quarter of fiscal 2000.
Net sales for the prototype Class 18 ALCO stores open the full period in both the second quarter of fiscal 2001 and fiscal 2000 (comparable stores) increased $1,104 or 2.9%. The Duckwall variety stores produced an increase of $445 or 5.8% compared to the second quarter of the prior fiscal year. Net sales for all stores open the full period increased $1,671 or 1.9% compared to the second quarter of the prior fiscal year.

	Net sales for the twenty-six week period ending July 30, 2000 increased $9,631 or 5.3% to $190,803 compared to $181,172 in the comparable twenty-six week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $2,031 or 2.7% for the twenty-six week period ending July 30, 2000 compared to the twenty-six week period of the prior fiscal year. Net sales for all stores open the full period increased $3,579 or 2.1% for the twenty-six week period ending July 30, 2000 compared to the twenty-six week period of the prior fiscal year.

	Gross margin for the second quarter of fiscal 2001 increased $1,237 or 3.9% to $33,131 compared to $31,894 in the second quarter of fiscal 2000. Gross margin was negatively impacted by higher transportation costs, as well as the mix of sales and higher markdowns in June due to the delayed arrival of warm weather in the Company's markets. This was partially offset by reduced LIFO expense in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Gross margin as a percentage of sales was 33.4% for the second quarter of fiscal 2001 compared to 33.9% in the second quarter of fiscal 2000.

	 Gross margin for the twenty-six week period ended July 30, 2000 was $63,674, which was $2,642 or 4.3% higher than last year's twenty-six week gross margin of $61,032. As a percent of net sales, gross margin for the twenty-six week period ended July 30, 2000 was 33.4% compared to 33.7% in the twenty-six week period of the prior fiscal year. The reduction in gross margin percentage was attributable to higher transportation costs, offset by lower LIFO costs in the twenty-six week period ended July 30, 2000 as compared to the twenty-six week period of the prior fiscal year.

        Selling, general and administrative expense increased $1,445 or 5.5% to $27,836 in the second quarter of fiscal 2001 compared to $26,391 in the second quarter of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2001 was 28.1%, compared to 28.0% in the second quarter of fiscal 2000. The increase in the selling, general and administrative expense was due to higher than normal inflationary increases in wage rates and medical insurance costs as well as store closing expenses and the sale leaseback of ten ALCO stores in January 2000. The sale leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense. The Company is also investing heavily in technology and merchandising initiatives in order to improve overall long-term corporate performance.

	Selling, general and administrative expenses increased $2,974 or 5.7% to $54,890 for the twenty-six week period ended July 30, 2000 compared to $51,916 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 28.8% for the twenty-six week period ending July 30, 2000, compared to 28.7% for the twenty-six week period ended August 1, 1999.

	Depreciation and amortization expense decreased $24 or 1.5% to $1,559 in the second quarter of fiscal 2001 compared to $1,583 in the second quarter of fiscal 2000. The decrease is due to the sale leaseback described above under selling, general, and administrative expense.

	Income from operations decreased $184 or 4.7% to $3,736 in the second quarter of fiscal 2001 compared to $3,920 in the second quarter of fiscal 2000. Income from operations as a percentage of net sales was 3.8% in the second quarter of fiscal 2001 compared to 4.2% in the second quarter of fiscal 2000.

	Income from operations decreased $280 or 4.7% to $5,676 for the twenty-six week period ended July 30, 2000 compared to $5,956 in the comparable twenty-six week period of the prior fiscal year.

	Interest expense decreased $177 or 18.8% in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000.

	Net earnings for the second quarter of fiscal 2001 were $1,813, a decrease of $32 or 1.7% over the net earnings of $1,845 for the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

	At July 30, 2000 working capital (defined as current assets less current liabilities) was $95,375 compared to $95,861 at the end of fiscal 2000.

	Operating activities in the twenty-six week period of fiscal 2001 used cash in the amount of $697 and generated cash in the amount of $4,751 in the twenty-six week period of fiscal 2000. The decrease in the amount of cash generated by operating activities in the twenty-six week period of fiscal 2001 compared to the twenty-six week period of fiscal 2000 was primarily due to a smaller increase in accounts payable compared to the corresponding increase in inventory.

        The Company used cash from financing activities in the twenty-six week period of fiscal 2001 in the amount of $3,619 and $1,888 in the twenty-six week period of fiscal 2000. Cash was used for stock redemption, as well as to make principal payments on long term notes and capital leases.

	Cash used for acquisition of property and equipment in the twenty-six week period of fiscal 2001 and 2000 totaled $2,998 and $2,752 respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2001, principally for store buildings and store and warehouse fixtures and equipment, are $7,250.

        On September 1, 2000, the Company reached an agreement with BankAmerica Business Credit, Inc., to extend the due date of its revolving credit agreement until April, 2002. The terms of the extension are substantially the same as the original agreement.

BUSINESS OPERATIONS AND SEGMENT INFORMATION

        The Company's business activities include operation of ALCO discount stores in towns with populations which are typically less than 5,000 not served by other regional or national full-line discount chains, and Duckwall variety stores that offer a more limited selection of merchandise which are primarily located in communities of less than 2,500 residents.

	For financial reporting purposes, the Company has established two operating segments: "ALCO Discount Stores", and "All Other", which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

<CAPTION
                                          For The Thirteen Week         For The Twenty-Six Week
                                              Periods Ended                  Periods Ended

                                         July 30,       August 1,      July 30,      August 1,
                                           2000           1999           2000          1999
Segment Information

Net Sales:
   ALCO Discount Stores                  $90,224         $85,590       $173,497      $164,675
   All Other
     External                              8,919           8,554         17,306        16,497
     Intercompany                         47,376          42,352        105,803        96,211
                                        $146,519        $136,496       $296,606      $277,383

Depreciation and Amortization
   ALCO Discount Stores                   $1,032            $982         $2,039        $1,972
   All Other                                 527             601          1,069         1,188
                                          $1,559          $1,583         $3,108        $3,160

Income (expense) from Operations:
   ALCO Discount Stores                   $8,387          $8,751        $14,871       $15,062
   All Other                              (4,653)         (4,620)         9,024        (8,703)
                                          $3,734          $4,131         $5,847        $6,359

Capital Expenditures:
   ALCO Discount Stores                   $1,036            $898         $2,445        $1,813
   All Other                                 404             241            553           939
                                          $1,440          $1,139         $2,998        $2,752

Identifiable Assets:
   ALCO Discount Stores                 $133,130        $132,058       $133,130      $132,058
   All Other                              43,374          41,330         43,374        41,330
                                        $176,504        $173,388       $176,504      $173,388

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


                                                  For The Thirteen Week          For The Twenty-Six Week
                                                      Periods Ended                   Periods Ended

                                                July 30,       August 31,        July 30,      August 31,
                                                 2000            1999              2000          1999
Net sales per above segment information        $146,519         $136,496         $296,606       $277,383
Intercompany elimination                        (47,376)         (42,352)        (105,803)       (96,211)
   Net sales per consolidated statements
     of operations                              $99,143          $94,144         $190,803       $181,172

Income from operations per above segment
   information                                   $3,734           $4,131           $5,847         $6,359
Inventory method                                      0             (196)            (175)          (373)
Leases                                                2              (15)               4            (30)
   Income from operations per consolidated       $3,736           $3,920           $5,676         $5,956
     statements of operations


NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). This SAB deals with various revenue recognition issues. The Company is currently evaluating the effects of the SAB on its method of recognizing revenues related to layaway sales and will make any accounting method changes necessary later this fiscal year.

OTHER INFORMATION

PART II



     Item 1.   Legal Proceedings
          No legal proceedings except those covered by insurance occurred during the thirteen week period ended July 30, 2000.


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



                                  DUCKWALL-ALCO STORES, INC.
                                  (Registrant)




Date, September 13, 2000          /s/Richard A. Mansfield
                                  Richard A. Mansfield
                                  Vice President - Finance
                                  Chief Financial Officer


                                  Signing on behalf of the
                                  registrant and as principal
                                  financial officer