Form 10-Q
period 2000-10-29
DUCKWALL ALCO STORES INC
filed 2000-12-12
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No___

APPLICABLE ONLY TO CORPORATE ISSUERS:

   4,419,599 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 29, 2000.

PAGE 1 OF 13 (FORM 10-Q)

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	October 29,	January 30,
	2000	2000
	(unaudited)
Current assets:
Cash and cash equivalents	$4,833	$14,002
Receivables	2,977	2,370
Inventories	138,195	121,863
Prepaid expenses and other current assets	1,233	467

Total current assets	147,238	138,702

Property and equipment	77,802	73,648
Less accumulated depreciation	43,535	39,729

Net property and equipment	34,267	33,919

Property under capital leases	20,407	20,407
Less accumulated amortization	15,477	15,028

Net property under capital leases	4,930	5,379

Other non-current assets	103	179

Total assets	$186,538	$178,179

See accompanying notes to unaudited consolidated financial statements.

PAGE 2 OF 13 (FORM 10-Q)
Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity
	October 29,	January 30,
	2000	2000
Current liabilities:	(unaudited)
Current maturities of:
Long term debt	$661	$1,187
Capital lease obligations	607	607
Accounts payable	31,068	26,781
Income taxes payable	0	1,843
Accrued salaries and commissions	3,620	4,812
Accrued taxes other than income	4,943	4,022
Other current liabilities	1,644	1,907
Deferred income taxes	1,682	1,682

Total current liabilities	44,225	42,841

Notes payable under revolving loan	38,777	30,420
Long term debt - less current maturities	1,614	2,065
Capital lease obligations - less current maturities	7,026	7,482
Other noncurrent liabilities	2,063	2,143
Deferred revenue	662	852
Deferred income taxes	1,404	2,158

Total liabilities	95,771	87,961

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,419,599 shares and 4,772,299 shares respectively	1	1
Additional paid-in capital	49,263	51,481
Retained earnings since June 2, 1991	41,503	38,736

Total stockholders' equity	90,767	90,218

Total liabilities and stockholders' equity	$186,538	$178,179

See accompanying notes to unaudited consolidated financial statements.

PAGE 3 OF 13 (FORM 10-Q)
Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended
	October 29, 2000	October 31, 1999	October 29, 2000	October 31, 1999
Net sales	$89,998	$87,624	$280,801	$268,796
Cost of sales	59,763	56,975	186,892	177,115
Gross margin	30,235	30,649	93,909	91,681

Selling, general and administrative	27,345	26,502	82,235	78,418
Depreciation and amortization	1,550	1,597	4,658	4,757
Total operating expenses	28,895	28,099	86,893	83,175

Income from operations	1,340	2,550	7,016	8,506
Interest expense	931	915	2,478	2,762

Earnings before income taxes	409	1,635	4,538	5,744

Income tax expense	160	621	1,771	2,184

Net earnings	$249	$1,014	$2,767	$3,560

Earnings per share:
Basic	$0.06	$0.20	$0.61	$0.71

Diluted	$0.06	$0.20	$0.61	$0.71

See accompanying notes to unaudited consolidated financial statements.

PAGE 4 OF 13 (FORM 10-Q)

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flow
Dollars in Thousands
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	October 29, 2000	October 31, 1999
Cash Flows From Operating Activities:
Net earnings	$2,767	$3,560
Adjustments to reconcile net earnings to net cash
used in operating activities

Loss on disposal and impairment of assets	388	0
Amortization of debt financing costs	78	88
Depreciation and amortization	4,658	4,757
LIFO expense	175	374
Increase in inventories	16,507)	(21,571)
Increase in accounts payable	4,287	17,035
Increase in receivables	(607)	(91)
Increase in prepaid expenses and other current assets	(766)	(641)
Increase in accrued taxes other than income	921	866
Decrease in accrued salaries and commissions	(1,192)	(1,050)
Decrease in income taxes payable	(1,843)	(1,780)
Decrease in other liabilities	(533)	(1,141)
Net cash provided by (used in) operating activities	(8,174)	406

Cash Flow From Investing Activities:
Capital expenditures	(4,903)	(5,087)
Increase in other assets	0	(14)
Net cash used in investing activities	(4,903)	(5,101)

Cash Flow From Financing Activities:
Proceeds from exercise of outstanding stock options	0	70
Repurchase of common stock	(2,972)	(2,836)
Increase in revolving loan	8,357	4,442
Principal payments on long term notes	(977)	(1,173)
Principal payments on capital leases	(456)	(405)
Debt issue costs	(44)	0
Net cash provided by financing activities	3,908	98

Net decrease in cash and cash equivalents	(9,169)	(4,597)
Cash and cash equivalents at beginning of period	14,002	10,423
Cash and cash equivalents at end of period	$4,833	$5,826

See accompanying notes to unaudited consolidated financial statements

PAGE 5 OF 13 (FORM 10-Q)

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company`s fiscal 2000 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ending                                                Basic                                Diluted

October 29, 2000                                                              4,421,063                         4,449,765

October 31, 1999                                                              4,966,609                         4,966,609

Thirty-Nine Weeks Ending

October 29, 2000                                                              4,503,004                         4,528,275

October 31, 1999                                                              5,032,341                         5,032,341

PAGE 6 OF 13 (FORM 10-Q)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended October 29, 2000 and October 31, 1999 are referred to herein as the third quarter of fiscal 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

     The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 2001, the Company opened 2 ALCO stores, both of which were in new, non-competitive markets. The Company also closed 2 ALCO stores during the third quarter of fiscal 2001, both of which were in competitive markets. For the thirty-nine week period ending October 29, 2000, the Company opened 5 stores and closed 4 ALCO stores and 2 Duckwall stores. As of October 29, 2000, over 80% of the 268 stores are in non-competitive markets.

     Net sales for the third quarter of fiscal 2001 increased $2,374 or 2.7% to $89,998 compared to $87,624 for the third quarter of fiscal 2000. Net sales for the prototype Class 18 ALCO stores open the full period in both the third quarter of fiscal 2001 and fiscal 2000 (comparable stores) increased $560 or 1.5%. The Duckwall variety stores produced an increase of $150 or 2.1% compared to the third quarter of the prior fiscal year. Net sales for all stores open the full period increased $316 or .4% compared to the third quarter of the prior fiscal year.

     Net sales for the thirty-nine week period ending October 29, 2000 increased $12,005 or 4.5% to $280,801 compared to $268,796 in the comparable thirty-nine week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $2,553 or 2.2% for the thirty-nine week period ending October 29, 2000 compared to the thirty-nine week period of the prior fiscal year.

     Gross margin for the third quarter of fiscal 2001 decreased $414 or 1.4% to $30,235 compared to $30,649 in the third quarter of fiscal 2000. Gross margin as a percentage of sales was 33.6% for the third quarter of fiscal 2001 compared to 35.0% for the third quarter of fiscal 2000. The lower gross margin percent this thirteen week period was primarily due to higher transportation costs and higher shrink, as well as the delayed arrival of cold weather, which affected the sale of cold weather products, compared to the thirteen week period of the prior fiscal year.

     Gross margin for the thirty-nine week period ended October 29, 2000 was $93,909, which was $2,228 or 2.4% higher than last year`s thirty-nine week gross margin of $91,681. As a percent of net sales, gross margin for the thirty-nine week period ended October 29, 2000 was 33.4% compared to 34.1% in the thirty-nine week period of the prior fiscal year. The gross margin percentage decrease was primarily due to higher transportation costs which was offset by lower LIFO expense.

     Selling, general and administrative expense increased $843 or 3.2% to $27,345 in the third quarter of fiscal 2001 compared to $26,502 in the third quarter of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2001 was 30.4%, compared to 30.2% in the third quarter of fiscal 2000. Selling, general and administrative expense was unfavorably impacted by the sale-leaseback that was completed in the fourth quarter of fiscal 2000. The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense. The Company is also investing heavily in technology and merchandising initiatives in order to improve overall long-term corporate performance.

PAGE 7 OF 13 (FORM 10-Q)

     Selling, general and administrative expense increased $3,817 or 4.9% to $82,235 for the thirty-nine week period ended October 29, 2000 compared to $78,418 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.3% for the thirty-nine week period ended October 29, 2000 compared to 29.2% in the comparable thirty-nine week period last year. The increase in selling, general and administrative expense in fiscal 2001 is primarily due to an increase in the number of stores as well as expense inflation and the sale-leaseback described earlier.

     Depreciation and amortization expense decreased $47 or 2.9% to $1,550 in the third quarter of fiscal 2001 compared to $1,597 in the third quarter of fiscal 2000. The decrease is due to the sale-leaseback described earlier.

     Income from operations decreased $1,210 or 47.5% to $1,340 in the third quarter of fiscal 2001 compared to $2,550 in the third quarter of fiscal 2000. Income from operations as a percentage of net sales was 1.5% in the third quarter of fiscal 2001 compared to 2.9% in the third quarter of fiscal 2000.

     Income from operations decreased $1,490 or 17.5% to $7,016 for the thirty-nine week period ended October 29, 2000 compared to $8,506 in the comparable thirty-nine week period of the prior fiscal year.

     Interest expense increased $16 or 1.7% in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000.

     Net earnings for the third quarter of fiscal 2001 were $249, a decrease of $765 or 75.4% from the net earnings of $1,014 for the third quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company`s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

     At October 29, 2000 working capital (defined as current assets less current liabilities) was $103,013 compared to $95,861 at the end of fiscal 2000.

     Cash (used) generated by operating activities in the first three quarters of fiscal 2001 and 2000 was ($8,174) and $406 respectively. The increase in the amount of cash used by operating activities in the first three quarters of fiscal 2001 compared to the first three quarters of fiscal 2000 was primarily due to a larger increase in the inventory build up relative to the overall increase in accounts payable.

     The Company generated cash from financing activities in the first three quarters of fiscal 2001 and 2000 of $3,908 and $98, respectively. This was generated by borrowing under the revolving loan credit facility.

     Cash used for investing activities in the first three quarters of fiscal 2001 and 2000 totaled $4,903 and $5,101, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2001, principally for store buildings and store and warehouse fixtures and equipment, are approximately $6,000.

     On September 1, 2000, the Company reached an agreement with BankAmerica Business Credit, Inc., to extend the due date of its revolving credit agreement until April 2002. The terms of the extension are substantially the same as the original agreement.

PAGE 8 OF 13 (FORM 10-Q)

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

	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended
	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999
Segment Information
Net Sales:
ALCO Discount Stores	$82,063	$79,785	$255,560	$244,460
All Other
External	7,935	7,839	25,241	24,336
Intercompany	59,122	57,119	164,925	153,330
	$149,120	$144,743	$445,726	$422,126

Depreciation and Amortization
ALCO Discount Stores	$1,037	$1,010	$3,076	$2,982
All Other	513	587	1,582	1,775
	$1,550	$1,597	$4,658	$4,757

Income (loss) from Operations:
ALCO Discount Stores	$5,824	$6,049	$20,695	$21,111
All Other	(4,486)	(3,485)	(13,510)	(12,188)
	$1,338	$2,564	$7,185	$8,923
Capital Expenditures:
ALCO Discount Stores	$1,554	$2,107	$3,999	$3,920
All Other	351	228	904	1,167
	$1,905	$2,335	$4,903	$5,087
Identifiable Assets:
ALCO Discount Stores	$143,959	$142,518	$143,959	$142,518
All Other	41,409	46,286	41,409	46,286
	$185,368	$188,804	$185,368	$188,804

PAGE 9 OF 13 (FORM 10-Q)

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:
	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended

	October 29,	October 31,	October 29,	October 31,
	2000	1999	2000	1999

Net sales per above segment information	$149,120	$144,743	$445,726	$422,126
Intercompany elimination	(59,122)	(57,119)	(164,925)	(153,330)
Net sales per consolidated statements	$89,998	$87,624	$280,801	$268,796
of operations

Income from operations per above	$1,338	$2,564	$7,185	$8,923
segment information
Inventory method	0	0	(175)	(373)
Leases	2	(14)	6	(44)
Income from operations per consolidated	$1,340	$2,550	$7,016	$8,506
statements of operations

PAGE 10 OF 13 (FORM 10-Q)

NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). This SAB deals with various revenue recognition issues. In the fourth quarter of fiscal 2001, the company will implement a change in the way it recognizes revenues related to layaway sales. The change will be adopted retroactively to the beginning of the year. The impact will include a cumulative effect of an accounting change that will reduce diluted earnings per share by $0.04. Although the restatement of fiscal 2001 quarterly earnings will result in a shift of earnings between quarters, the company expects the impact on the full year fiscal 2001 earnings to be minimal, exclusive of the aforementioned cumulative effect of change in accounting method.

PAGE 11 OF 13 (FORM 10-Q)

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

No legal proceedings except those covered by insurance occurred during the thirteen week period ended October 29, 2000.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) None

(b) Reports on Form 8-K

      No reports filed

PAGE 12 OF 13 (FORM 10-Q)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

(Registrant)

Date, December 12, 2000  /s/Richard A. Mansfield

Richard A. Mansfield

Vice President - Finance

Chief Financial Officer

Signing on behalf of the

registrant and as principal

financial officer

PAGE 13 OF 13 (FORM 10-Q)