Form 10-K
period 2001-01-28
DUCKWALL ALCO STORES INC
filed 2001-04-30
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2001

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
(Title of Class)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X          No _____

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

               The aggregate market value of the 1,545,204 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $946,437 on March 2, 2001, based on a closing sale price of $6.125.  As of March 2, 2001, there were 4,419,599 shares of Common Stock outstanding.

               Documents incorporated by reference:  portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.           BUSINESS

History

Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall.  From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores.  In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store.   In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer.  This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size.  As of April 27, 2001, the Company operates 264 retail stores located in the central United States, consisting of 174 ALCO retail discount stores and 90 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas.  The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas  67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 264 stores in 20 states in the central United States.  The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market.  The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company's smaller Duckwall variety stores offer a more limited selection of merchandise.

Of the Company's 174 ALCO discount stores, 133 stores are located in communities that do not have another full-line discounter.  The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other full-line discount competitors in the market.  The ALCO discount stores account for 91% of the Company's net sales. While the current ALCO stores average 20,900 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space ("Class 18 Stores"), which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores.

The Company's 90 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities.  These stores, which account for the remaining 9% of the Company's net sales, average approximately 5,700 square feet of selling space and offer approximately 12,000 items.  Operating Duckwall stores offers the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

The Company believes that its improved operating performance and financial condition over the last five fiscal years is the result of the focused execution of a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where:  (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer.  This key component of the Company's strategy has guided the Company in both its opening of new stores and in its closing of existing stores.  Since 1991, the Company has opened 119 ALCO discount stores (with an approximate average size of 18,500 square feet of selling space) and 87 Duckwall variety stores.  Except for eight stores, each of the new ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

Market Selection: The Company has a detailed process that it uses to analyze under-served markets which includes examining factors such as distance from competition, trade area, disposable income and retail sales levels. Markets that are determined to be sizable enough to support an ALCO or a Duckwall store, and that have no direct competition from another full-line discount retailer, are examined closely and eventually selected or passed over by the Company's experienced management team.

Store Expansion:  The Company's expansion program is designed around the prototype Class 18 Store.  This prototype details for each new store plans for shelf space, merchandise presentation, store items to be offered, parking, storage, as well as other store design considerations.  The 18,000 square feet of selling space is large enough to permit a full line of the Company's merchandise, while minimizing capital expenditures, required labor costs and general overhead costs.  The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed.  The Company's expansion strategy for its Duckwall variety stores is based on opportunities presented to the Company in and by smaller communities where there is a need and where existing premises are available for lease with a relatively low cost and which provide the Company with limited downside exposure.

Technology:  The Company is continually improving its management information technologies to support the operation of the Company.  In fiscal 1999, the Company implemented a new system for merchandise administration and distribution.  In fiscal 2000, the Company completed the roll-out of new point-of-sale (POS) store software that has extended the life and capabilities of its POS hardware.  In conjunction with this roll-out of POS software, the stores  received radio frequency hand held devices to allow for additional operating efficiencies.  The Company also devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant.  In fiscal 2001, the Company continued to devote resources to development of long-term projects that will improve operational efficiencies and performance.

Advertising and Promotion:  The Company utilizes full-color photography advertising circulars of 8 to 28 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate.  During fiscal 2001, these circulars were distributed 36 times in ALCO markets.  In its Duckwall markets, the Company advertises approximately 13 times a year during seasonal promotions.  The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing.  During fiscal 1999, the Company began market research and planning for the initial roll-out in fiscal 2000, of its new pricing strategy "New Low Prices Everyday" (NLPE).  This strategy has benefited customers by offering sharper prices everyday on products that typically would have been subject to promotional pricing and markdowns.  NLPE will also reduce the Company's reliance on advertising circulars and promotions to drive traffic into its stores.  During fiscal 2002, the Company will distribute approximately 36 circulars in ALCO markets, and advertise approximately 13 times during seasonal promotions in the Duckwall stores.

Store Environment:  The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures.  The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company plans to open approximately 4 ALCO stores during fiscal year 2002, and a  minimum of 4 ALCO stores during each of the fiscal years 2003 and 2004.

The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States.  Since fiscal 1995, the Company has opened a total of 87 ALCO stores with an average selling area of approximately 18,700 square feet, and 67 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:

							Year-to-Date
	1999		2000		2001		2002
	ALCO	DUCKWALL	ALCO	DUCKWALL	ALCO	DUCKWALL	ALCO	DUCKWALL
Stores Opened	16	20	12	9	5	0	1	0
Stores Closed	2	2	5	4	4	3	1	3
Net New Stores	14	18	7	5	1	(3)	0	(3)

The Company intends to utilize the 18,000 square foot store profile for new ALCO store openings.  Currently, the Company owns 16 ALCO and 2 Duckwall locations, and leases 158 ALCO and 88 Duckwall store locations.  The Company's present intention is to lease all new Duckwall stores.  The Company may own some of the ALCO locations, but will, generally try to lease these store locations.

Before entering a new market with an ALCO or Duckwall store, the Company analyzes and screens available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market.  The process involves an objective review of selection criteria including, among other factors, distance and drive time to discount retail competitors, demographics, retail sales levels, existence and stability of major employers, location of county government and distance from the Company's distribution center.  The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site.  There are currently over 150 communities known by the Company to have met the Company's ALCO and Duckwall initial market selection process.  The Company is in the site selection and/or procurement process in approximately 19 of those markets, each of which has been approved by the Company for a new store location.

The estimated investment to open a new Class 18 Store is approximately $1.325 million for the land, building, equipment, and inventory.

Store Environment and Merchandising

The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores' available square footage.  Corporate merchandising direction is provided to each ALCO and Duckwall store to ensure a consistent company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company's customer profile:  primary, secondary, and convenience.  The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which ALCO will maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a discount store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a discount store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.

Purchasing

Procurement and merchandising of products is directed by the Company's Senior Vice President - Merchandise, who reports to the Company's President.  The Senior Vice President - Merchandise is supported by a staff of three Vice President-  Divisional Merchandise Managers who are each responsible for specific product categories.  The Company employs 22 merchandise buyers and two assistant buyers  who each report to a Vice President- Divisional Merchandise Manager.  Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,200 suppliers.  The Company generally does not utilize long-term supply contracts.  No single supplier accounted for more than 5% of the Company's total purchases in fiscal 2001 and competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition.  This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer.  In fiscal 2002, promotions on various items will be offered approximately 36 times through advertising circulars.   Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 174 ALCO discount stores and 90 Duckwall variety stores.  This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors.  This distribution center ships to each of the Company's stores once a week, primarily through irregular route common carriers. The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") for delivery to the stores.  The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

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

In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company's ALCO discount stores have point-of-sale (POS) computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports.  In fiscal 1999, the Company implemented a new system for merchandise administration and distribution.  In fiscal 2000, the Company completed the roll-out of new POS store software that has extended the life and capabilities of its POS hardware.  In conjunction with this roll-out of POS software, the stores  received radio frequency hand held devices to allow for additional operating efficiencies.  In fiscal 2001, the Company continued to devote resources to development of long-term projects that will improve operational efficiencies and performance.

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

Store Locations

As of April 27, 2001, the Company operated 174 ALCO stores in 20 states located in smaller communities in the central United States.  Of the ALCO stores, 16 are owned and 158 are operated under real estate leases.  The ALCO stores average approximately 20,900 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration.  The Company also operates 90 Duckwall stores in 11 states, two of which are owned, and 88 of which are leased.  The geographic distribution of the Company's stores is as follows:

Duckwall Stores (90)

Arkansas (1)	Colorado (6)	Iowa (6)	Kansas (37)	Missouri (1)	Nebraska (8)
New Mexico (1)	North Dakota (1)	Oklahoma (8)	South Dakota (3)	Texas (18)

ALCO Stores (174)

Arizona (5)	Arkansas (6)	Colorado (10)	Idaho (3)	Illinois (8)	Indiana (15)
Iowa (8)	Kansas (25)	Minnesota (7)	Missouri (3)	Nebraska (17)	New Mexico (8)
North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (8)	Texas (23)	Utah (3)
Wisconsin (1)	Wyoming (3)

Competition

While the discount retail business in general is highly competitive, the Company's business strategy is to locate its ALCO discount stores in smaller markets where there is no direct competition with larger national or regional full-line discount chains, and where it is believed no such competition is likely to develop.  Accordingly, the Company's primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at discount prices in a primary trade area population under 16,000 that does not have a large national or regional full-line discount store.  The Company believes that trade area size is a significant deterrent to larger national and regional full-line discount chains.  Duckwall variety stores are located in very small markets, and  like the ALCO stores, emphasize the convenience of location to the primary customer base.

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing.  The Company encounters direct competition with national full-line discount stores in 29 of its ALCO markets, and another 12 ALCO stores are in direct competition with regional full-line discount stores.   The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very  price competitive in some lines of merchandise.  Where there are no discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers.  The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturers outlets, and the Internet.  In the 121 Class 18 markets in which the Company operates a store, there is no direct competition from a national or regional full-line discount retailer.

Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the executive officers  of the Company as of April 27, 2001.

	Name	Age	Position
	Glen L. Shank	56	Chairman of the Board and President
	James E. Schoenbeck	57	Senior Vice President - Operations and Advertising
	James R. Fennema	50	Senior Vice President - Merchandise
	Richard A. Mansfield	45	Vice President - Finance and Treasurer
________	Charles E. Bogan	65	Vice President, Secretary and General Counsel

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years.  There are no family relationships among the executive officers of the Company.

Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991.  Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company.  Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company.  Mr. Shank has approximately 34 years of experience in the retail industry.

James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988.  From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration.  Mr. Schoenbeck has approximately 27 years of experience in the retail industry.

James R. Fennema has served as Vice President-Merchandise of the Company since March 1993.  For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States.  For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer.  Mr. Fennema has approximately 28 years of experience in the retail industry.

Richard A. Mansfield has served as Vice President-Finance and Treasurer of the Company since May 1997.  For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the Midwest.  For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc.  Mr. Mansfield has approximately 20 years of experience in the retail industry.

Charles E. Bogan has been the Secretary of the Company since 1972.  He has served as Vice President and General Counsel since 1984, and was Secretary and a member of the Board of Directors during the period from 1972 to 1985.  Prior to becoming the Company's General Counsel, he served as a partner in private practice with the law firm of Bogan & Johnson, beginning in 1970.

Employees

As of April 27, 2001, the Company employs approximately 5,150 people, of whom approximately 500 were employed in the general office and distribution center in Abilene, 4,000 in the ALCO stores and 650 in the Duckwall stores.  Approximately 3,000 additional employees are hired on a seasonal basis, most of whom are sales personnel.   There is no collective bargaining agent for any of the Company's employees.  The Company considers its relations with its employees to be excellent.

ITEM 2.          PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

Sixteen of the ALCO stores and two of the Duckwall stores operate in buildings owned by the Company.  The remainder of the stores operate in leased properties.  Such ALCO leases expire as follows: approximately 429,049 square feet (9.4%) expire between April 27, 2001 and February 3, 2002;  approximately 409,389 square feet (9.0%) expire between February 4, 2002 and February 2, 2003; and approximately 641,522 square feet (14.0%) expire between February 3, 2003 and February 1, 2004.  The remainder expire through 2021.  All Duckwall store leases have terms remaining of four years or less.

ITEM 3.          LEGAL PROCEEDINGS.

Neither the Company nor any of its Subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 28, 2001.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "DUCK."  The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2001 and 2000.

		High	Low
Fiscal 2000	First quarter	$13.25	$8.88
	Second quarter	11.00	9.25
	Third quarter	10.13	7.75
	Fourth quarter	9.25	5.63

Fiscal 2001	First quarter	$9.25	$7.50
	Second quarter	10.13	7.78
	Third quarter	9.63	7.63
	Fourth quarter	8.75	4.63

As of April 6, 2001, there were approximately 1,308 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years, and is currently prohibited from paying such dividends by the terms of the Third Amended and Restated Loan Agreement dated as of December 31, 1998, among the Company, BA Business Credit, Inc., and Transamerica Business Credit Corporation.

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

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
Statements of Operations Data	2,001	2,000	1,999	1,998	1,997
Net sales	$390,584	$380,504	$363,509	$323,254	$278,819
Cost of sales	262,040	252,691	239,442	212,982	186,531
Gross margin	128,544	127,813	124,067	110,272	92,288
Selling, general and administrative expenses (including
provision for asset impairment and store closure)	111,535	107,168	102,357	89,661	75,630
Depreciation and amortization	6,233	6,396	5,974	4,805	3,773
Income from operations	10,776	14,249	15,736	15,806	12,885
Interest expense	3,254	3,672	4,234	3,525	3,033
Earnings before income taxes	7,522	10,577	11,502	12,281	9,852
Income tax expense	2,843	4,019	4,287	4,790	3,794
Earnings before cumulative effect of accounting change	4,679	6,558	7,215	7,491	6,058
Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 and $611 in 1999 (1) (2)	(173)	0	(956)	0	0
Net earnings	$4,506	$6,558	$6,259	$7,491	$6,058

Per Share Information:
Earnings per share - basic:(3)
Earnings before cumulative effect of accounting change	$1.04	$1.32	$1.41	$1.47	$1.41
Cumulative effect of accounting change	(0.04)	0.00	(0.19)	0.00	0.00
Net earnings	$1.00	$1.32	$1.22	$1.47	$1.41

Earnings per share - diluted: (3)
Earnings before cumulative effect of accounting change	$1.04	$1.32	$1.40	$1.46	$1.40
Cumulative effect of accounting change	(0.04)	0.00	(0.19)	0.00	0.00
Net earnings	$1.00	$1.32	$1.21	$1.46	$1.40

Weighted average shares outstanding:(3)
Basic	4,501,106.00	4,967,332	5,111,461	5,096,322	4,299,502
Diluted	4,501,106.00	4,967,332	5,154,860	5,148,818	4,399,822

Operating Data
Stores open at year-end	267.00	269.00	257.00	225.00	185.00
Stores in non-competitive markets at year-end (4)	222.00	220.00	206.00	176.00	137.00
Percentage of total stores in
non-competitive markets (4)	83.15%	81.78%	80.20%	78.20%	74.10%
Net sales of stores in non-competitive markets (4)	$299,713	$281,263	$259,524	$224,117	$177,939
Percentage of net sales from stores in
non-competitive markets (4)	76.70%	73.90%	71.40%	69.30%	63.80%
Comparable store sales for all stores (5)	0.40%	-0.10%	0.90%	0.60%	-2.90%
Comparable store sales for stores in
non-competitive markets (4)(5)	1.80%	1.80%	1.40%	1.60%	-1.30%

Balance Sheet Data
Total assets	$170,094	$178,179	$172,474	$158,114	$132,808
Total debt (includes capital lease
obligation and current maturities)	35,153	41,761	45,608	39,718	26,285
Stockholders' equity	92,506	90,218	86,426	80,394	72,825

(1)   Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year.  Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway.  Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer.

(2)   Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities, retroactive to the beginning of the year.  Under the new method, the Company expenses store preopening costs as incurred rather than over the initial 12-months of a store's operation.

(3)   The Company has adopted SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic earnings per share (based on the weighted average number of common shares outstanding) and diluted earnings per share which reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

(4)   "Non-competitive" markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company.  The Company's stores in such non-competitive markets nevertheless face competition from various sources.  See Item 1 "Business-Competition".

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

The Company's fiscal year ends on the Sunday closest to January 31.  Fiscal 2001, 2000 and 1999 each consisted of 52 weeks.

As used below, the term "competitive market" refers to any market in which there is one or more national or regional full-line discount stores located in the primary market served by the Company.  The term "non-competitive market" refers to any market in which there is no national or regional full-line discount store located in the primary market served by the Company.  Even in a non-competitive market, the Company faces competition from a variety of sources.  See Item 1 "Business-Competition".

Results of Operations

The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2001	2000	1999
Net sales	100.00%	100.00%	100.00%
Cost of sales	67.1	66.4	65.9
Gross margin	32.9	33.6	34.1
Selling, general and administrative expenses	28.2	28.1	28.2
Depreciation and amortization	1.6	1.7	1.6
Provision for asset impairment and store closure	0.4	0.1	.0
Total operating expenses	30.2	29.9	29.8
Income from operations	2.7	3.7	4.3
Interest expense	0.8	1.0	1.1
Earnings before income taxes	1.9	2.7	3.2
Income tax expense	0.7	1.0	1.2
Earnings before cumulative effect of accounting change	1.2	1.7	2.0
Cumulative effect of accounting change, net of tax	.0	.0	0.3
Net earnings	1.20%	1.70%	1.70%
	=====	=====	=====

Fiscal 2001 Compared to Fiscal 2000

Net sales for fiscal 2001 increased $10.1 million or 2.7% to $390.6 million compared to $380.5 million for fiscal 2000.  During fiscal 2001, the Company opened 5 ALCO stores, all of which were in new non-competitive markets.  Seven stores were closed, resulting in a year end total of 267 stores.  Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2001 and 2000 (comparable stores), increased by $1.5 million or .4% in fiscal 2001 compared to fiscal 2000.  Sales in the 18,000 square foot ALCO stores, the main focus of the Company's expansion efforts, increased $2.4 million, or 1.5%.  Sales softened in the second half of the year as consumer spending in the Company's small markets was impacted by higher interest rates, high transportation and home heating costs, and a weak farm economy.

Gross margin for fiscal 2001 increased $0.7 million, or 0.6%, to $128.5 million compared to $127.8 million in fiscal 2000.  As a percentage of net sales, gross margin decreased to 32.9% in fiscal 2001 compared to 33.6% in fiscal 2000. The decline in the gross margin percentage was attributable to higher transportation costs, markdowns, and the mix of sales.

Selling, general and administrative expenses increased $3.3 million or 3.1% to $110.0 million in fiscal 2001 compared to $106.7 million in fiscal 2000, primarily due to higher advertising and utilities costs.  Also included are expenses associated with the development and implementation of key initiatives that are designed to improve sales and profits in fiscal 2002 and future years.  As a percentage of net sales, selling, general and administrative expenses was 28.2% in fiscal 2001 and 28.1% in fiscal 2000.  Selling, general and administrative expense was unfavorably impacted by the sale-leaseback transactions for $6.1 million and $6.2 million that were completed at the end of fiscal years 2000 and 1999, respectively.  The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

The provision for asset impairment and store closure increased $1.0 million, or 224%, to $1.5 million in fiscal 2001 compared to $0.5 million in fiscal 2000.  Those amounts are comprised of $1.2 million for asset impairment and $320,000 for store closing in fiscal 2001, and $294,000 for asset impairment and $169,000 for store closing in fiscal 2000.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  For purposes of determining impairment, assets are grouped at the store level.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  A provision for store closure expense is recorded in the period the decision to close a store is made and a definitive plan of closure for such store is put in place that will be completed in the near term.  Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure.  Store closure expense represents costs to close 4 ALCO stores and 4 Duckwall stores in fiscal 2001, and 3 ALCO and 5 Duckwall stores in fiscal 2000.  Included in store closure expense are expenses accrued for stores expected to be closed as well as others closed during the current year.  Because there is a smaller investment in fixtures and leasehold costs, the cost to close a Duckwall store is smaller than the cost to close an ALCO store.  At the end of fiscal 2001 a provision for impairment had been recorded for 6 ALCO and 5 Duckwall stores for which stores had not been closed nor had a decision been made to close such stores.  Depreciation expense that the Company will not experience as a result of these impairments will be approximately $210,000 for fiscal 2002.

Income from operations decreased $3.5 million, or 24.4%, to $10.8 million in fiscal 2001 compared to $14.2 million in fiscal 2000.  Income from operations as a percentage of net sales decreased to 2.7% in fiscal 2001 from 3.7% in fiscal 2000.

Interest expense decreased $418,000, or 11.4%, in fiscal 2001 compared to fiscal 2000. The reduction in interest expense is due primarily to the reduction in borrowing due to the sale-leaseback transactions previously discussed.

Income taxes were $2.8 million in fiscal 2001 compared to $4.0 million in fiscal 2000.  The Company's effective tax rate was 37.8% in fiscal 2001 and 38.0% in fiscal 2000.

Earnings before the cumulative effect of accounting change for fiscal 2001 decreased by $1.9 million, or 28.7%, to $4.7 million compared to $6.6 million in fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

Net sales for fiscal 2000 increased $17.0 million, or 4.7%, to $380.5 million compared to $363.5 million for fiscal 1999.  During fiscal 2000, the Company opened 21 stores, all of which were in new non-competitive markets.  Nine stores were closed, resulting in a year end total of 269 stores.  Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2000 and 1999 (comparable stores), decreased by $.4 million, or .1%, in fiscal 2000 compared to fiscal 1999.  Sales in the 18,000 square foot ALCO stores, the main focus of the Company's expansion efforts, increased $1.3 million, or 1.0%.  Sales were impacted by the implementation of the Company's New Low Prices Everyday (NLPE) pricing strategy, which was launched in February 1999 in the Company's ALCO discount stores.  This strategy eliminated eight advertising circulars and other promotional activity while instituting a consistent, competitively advantageous, pricing strategy designed to generate increased sales over the long term.

Gross margin for fiscal 2000 increased $3.7 million, or 3.0%, to $127.8 million compared to $124.1 million in fiscal 1999.  As a percentage of net sales, gross margin decreased to 33.6% in fiscal 2000 compared to 34.1% in fiscal 1999.  Although promotional markdowns decreased as a percentage of sales due to the implementation of NLPE, the gross margin percentage was negatively impacted in fiscal 2000 by reduced LIFO income in the amount of $2.4 million.  Excluding the LIFO impact, gross margin as a percent of sales improved to 33.6% in fiscal 2000 compared to 33.5% in fiscal 1999.

Selling, general and administrative expenses increased $4.5 million, or 4.4%, to $106.7 million in fiscal 2000 compared to $102.2 million in fiscal 1999, primarily due to the increase in total stores.  As a percentage of net sales, selling, general and administrative expenses was 28.1% in fiscal 2000 and 28.2% in fiscal 1999.  Although advertising expenses declined due to the implementation of NLPE, selling, general and administrative expense was unfavorably impacted by the sale-leaseback that was completed at the end of fiscal 1999.  The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

Income from operations decreased $1.5 million, or 9.4%, to $14.2 million in fiscal 2000 compared to $15.7 million in fiscal 1999. Income from operations as a percentage of net sales decreased to 3.7% in fiscal 2000 from 4.3% in fiscal 1999.  Excluding the impact of LIFO, income from operations increased $962,000, or 7.2%, in fiscal 2000 compared to fiscal 1999.

Interest expense decreased $562,000, or 13.2%, in fiscal 2000 compared to fiscal 1999. The reduction in interest expense is due primarily to the reduction in borrowing due to the sale-leaseback transaction for $6.2 million that was completed at the end of fiscal 1999.

Income taxes were $4.0 million in fiscal 2000 compared to $4.3 million in fiscal 1999.  The Company's effective tax rate was 38.0% in fiscal 2000, and 37.3% in fiscal 1999.

Earnings before the cumulative effect of accounting change for fiscal 2000 decreased by $657,000, or 9.1%, to $6.6 million compared to $7.2 million in fiscal 1999.   Excluding the impact of LIFO, net income increased by $878,000, or 15.5%, in fiscal 2000 compared to fiscal 1999.

Seasonality and Quarterly Results

The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 1999, 2000, and 2001.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
		(dollars in millions)
Fiscal 1999	Net Sales	$81.1	$90.4	$85.3	$106.8
	Gross Margin	28.2	30.6	29.3	36.0
	Income from operations	2.6	3.6	2.9	6.6
	Net Earnings (1)	1.0	1.8	1.1	3.3

Fiscal 2000	Net Sales	$87.0	$94.2	$87.6	$111.7
	Gross Margin	29.1	31.9	30.7	36.1
	Income from operations	2.0	3.9	2.6	5.7
	Net Earnings	0.7	1.9	1.0	3.0

Fiscal 2001	Net Sales	$91.1	$99.5	$89.3	$110.7
	Gross Margin	30.3	33.3	30.0	34.9
	Income from operations	1.7	3.9	1.1	4.1

(1)   Represents earnings before the cumulative effect of accounting change.

The Company's business is subject to seasonal fluctuations.  The Company's highest sales levels occur in the fourth quarter of its fiscal year which includes the holiday selling season.  The Company's results of operations in any one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full fiscal year.  The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of the new stores into the operations of the Company, as well as other factors.  The addition of a large number of new stores can, therefore, significantly affect the quarterly results of operations.  Also, refer to Impact of Change in Accounting Principle and Note 10 to the Consolidated Financial Statements regarding the impact of the accounting change on quarterly results.

Inflation

Management does not believe that its operations have been materially affected by inflation over the past few years.  The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

Liquidity and Capital Resources

At the end of fiscal 2001, working capital (defined as current assets less current liabilities) was $94.0 million compared to $95.9 million at the end of fiscal 2000 and $90.1 million at the end of fiscal 1999.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing.  In fiscal years 2001, 2000 and 1999, the Company completed a sale-leaseback of a number of its owned stores.  The proceeds from these transactions amounted to $2.0 million, $6.1 million and $6.2 million in fiscal years 2001, 2000 and 1999, respectively.

Cash provided by operating activities aggregated $7.3 million, $10.5 million, and $6.6 million, in fiscal 2001, 2000 and 1999, respectively.  The decrease in cash provided in fiscal 2001 relative to fiscal 2000 resulted primarily from earnings as well as a decrease in accounts payable.  The increase in cash provided in fiscal 2000 relative to fiscal 1999 resulted primarily from a larger increase in accounts payable and increased earnings before considering the non-cash impact of LIFO.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling periods and to meet other short-term cash requirements.  The revolving loan credit facility which provides up to $70 million of financing in the form of notes payable and letters of credit.  The loan agreement   expires in April 2002 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.   The Company had borrowings available at January 28, 2001 under the revolving loan credit facility amounting to $41.6 million.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

In fiscal 2001, the Company made net cash payments on its revolving credit facility of $4.8 million, made cash payments of $1.8 million to reduce its long-term debt and capital lease obligations, and repurchased $3.0 million of Company stock.  In fiscal 2000, the Company made net cash payments on its revolving credit facility of $178,000, made cash payments of $3.7 million to reduce its long-term debt and capital lease obligations, and repurchased $2.8 million of Company stock. In fiscal 1999, the Company made net cash borrowings of $5.9 million.  The Company executed operating leases for 62 additional stores during the three year period ending in fiscal 2001.  The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 5 new stores were opened in fiscal 2001 and at least 4 new stores are scheduled to be opened in fiscal 2002.  The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company's planned expansion.

Cash used for acquisition of property and equipment in fiscal 2001, 2000 and 1999 totaled $5.9 million, $6.4 million, and $10.3 million, respectively.  A sale-leaseback of store buildings was completed in the amount of $2.0 million, $6.1 million, and $6.2 million in fiscal 2001, 2000, and 1999, respectively.  This resulted in net cash used for acquisition of property and equipment in fiscal 2001, 2000, and 1999 of $3.9 million, $0.3 million, and $4.0 million, respectively.  Anticipated cash payments for acquisition of property and equipment in fiscal 2002, principally for store buildings and fixtures, are $8.2 million.

During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program").  During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares.  Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices.  The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Credit Facility.  As of January 28, 2001, the Company had purchased and retired 740,300 shares of Common Stock for $6.5 million.  During the period from January 29, 2001 to April 6, 2001, the Company purchased and retired an additional 270,000 shares of its Common Stock for an aggregate purchase price of $1.7 million.  Since the first buyback was announced in fiscal 1999, the Company has repurchased a total of 1,010,300 shares, which represents  20% of its outstanding shares.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company.  Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 4 ALCO stores in the current fiscal year and at least 4 ALCO stores in both fiscal 2003 and 2004.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability  of adequate capital resources and the successful integration of new stores into existing operations.  There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

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

Control by Significant Stockholder

Kansas Public Employees Retirement System ("KPERS") is a principal stockholder of the Company, beneficially owning approximately 16% of the outstanding shares of Common Stock of the Company as of March 2, 2001.

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

No Recent Dividend Payments; Restrictions on Payment of Dividends

The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock.  The Company's revolving loan credit facility currently prohibits the payment of cash dividends.

Impact of Change in Accounting Principle

Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year.  Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway.  Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer.  The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 2001 is to increase (decrease) such amounts by $(38,000), $(211,000), and $(.05), respectively.  The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 31, 2000 has been reported in the accompanying financial statements.  Financial statements for fiscal 2000 and prior periods have not been restated.  The Company believes the pro forma effect on net earnings and earnings per share for fiscal 2000 and 1999, as if the new accounting method had been applied consistently during such periods, is not material.

Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities (SOP 98-5), retroactive to the beginning of the year.  Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation.  Under the new method, the Company expenses such store preopening costs as incurred.  The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts $529,000, ($427,000), and ($0.08), respectively.  The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying audited financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities.  The Company maintains a secured line of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases.

Under this loan agreement, the Company converted $30,000,000 from the revolving rate loan to a 7.23% fixed rate loan on April 15, 1998 (balance of $25,000,000 at January 28, 2001) which expired April 15, 2001 after which any borrowings required by the Company will be obtained pursuant to the Revolving Rate Loan or LIBOR Rate loan provisions of the revolving loan credit facility.  The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000,000 whereby the Company will pay a fixed rate of interest and receive interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate its interest rate risk under the revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statement Schedules:

No financial statement schedules are included as they are
not applicable to the Company.

Independent Auditors' Report

The Board of Directors and Stockholders

Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 28, 2001 and January 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for layaway sales in the year ended January 28, 2001 and changed its method of accounting for store preopening costs in the year ended January 31, 1999.

/s/ KPMG LLP

Wichita, Kansas

March 15, 2001

except as to note

14 which is as of

March 27, 2001

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 28, 2001 and January 30, 2000
(Dollars in thousands)

Assets	2001	2000

Current assets:
Cash and cash equivalents	$7,851	14,002
Receivables (note 3)	2,197	2,370
Inventories (notes 2 and 3)	123,745	121,863
Prepaid expenses	553	467

Total current assets	134,346	138,702

Property and equipment, at cost (note 3):
Land and land improvements	2,998	2,773
Buildings and building improvements	17,985	17,356
Furniture, fixtures and equipment	42,713	40,859
Transportation equipment	2,288	2,250
Leasehold improvements	8,666	9,325
Construction work in progress	944	1,085

Total property and equipment	75,594	73,648

Less accumulated depreciation and amortization	44,712	39,729

Net property and equipment	30,882	33,919

Property under capital leases (note 5)	20,407	20,407
Less accumulated amortization	15,626	15,028

Net property under capital leases	4,781	5,379

Other assets	85	179

	$170,094	178,179

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
'
January 28, 2001 and January 30, 2000
(Dollars in thousands)

Liabilities and Stockholders' Equity	2001	2000

Current liabilities:
Current maturities of long-term debt (note 3)	$564	1,187
Current maturities of capital lease obligations (note 5)	683	607
Accounts payable	24,590	26,781
Income taxes payable	706	1,843
Accrued salaries and commissions	4,800	4,812
Accrued taxes other than income	4,169	4,022
Other current liabilities	2,711	1,907
Deferred income taxes (note 6)	2,122	1,682

Total current liabilities	40,345	42,841

Notes payable under revolving loan credit facility (note 3)	25,606	30,420
Long-term debt, less current maturities (note 3)	1,501	2,065
Capital lease obligations, less current maturities (note 5)	6,799	7,482
Other noncurrent liabilities	1,993	2,143
Deferred revenue	716	852
Deferred income taxes (note 6)	628	2,158

Total liabilities	77,588	87,961

Stockholders' equity (notes 4, 7 and 8):
Common stock, $.0001 par value, authorized 20,000,000 shares in
2001 and 2000; issued and outstanding 4,419,599 and 4,772,299
shares in 2001 and 2000, respectively	1	1
Additional paid-in capital	49,263	51,481
Retained earnings since June 2, 1991	43,242	38,736

Total stockholders' equity	92,506	90,218

Commitments (note 5)

	$170,094	178,179

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999
(Dollars in thousands, except per share amounts)

	2001	2000	1999

Net sales	$390,584	380,504	363,509
Cost of sales	262,040	252,691	239,442

Gross margin	128,544	127,813	124,067

Selling, general and administrative (notes 4 and 5)	110,033	106,705	102,238
Depreciation and amortization	6,233	6,396	5,974
Provision for asset impairment and store closure	1,502	463	119

Total operating expenses	117,768	113,564	108,331

Income from operations	10,776	14,249	15,736

Interest expense (notes 3 and 5)	3,254	3,672	4,234

Earnings before income taxes and cumulative
effect of accounting c	7,522	10,577	11,502

Income tax expense (note 6)	2,843	4,019	4,287

Earnings before cumulative effect of accounting
change	4,679	6,558	7,215

Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 and $611 in 1999 (note 1)	(173)	-	(956)

Net earnings	$4,506	6,558	6,259

Earnings per share - basic (note 9):
Earnings before cumulative effect of accounting change	$1.04	1.32	1.41
Cumulative effect of accounting change	(0.04)	-	(0.19)

Net earnings	$1.00	1.32	1.22

Earnings per share - diluted (note 9):
Earnings before cumulative effect of accounting change	$1.04	1.32	1.40
Cumulative effect of accounting change	(0.04)	-	(0.19)

Net earnings	$1.00	1.32	1.21

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999
(Dollars in thousands)

			Retained
			earnings	Total
		Additional	since	stock-
	Common	paid-in	June 2,	holders'
	stock	capital	1991	equity

Balance, February 1, 1998	$1	54,474	25,919	80,394

Net earnings for the year ended January 31, 1999	-	-	6,259	6,259
Exercise of outstanding options to purchase
53,563 common shares	-	442	-	442
Repurchase and retirement of 60,000 common
shares	-	(669)	-	(669)

Balance, January 31, 1999	1	54,247	32,178	86,426

Net earnings for the year ended January 30, 2000	-	-	6,558	6,558
Exercise of outstanding options to purchase
7,575 common shares	-	70	-	70
Repurchase and retirement of 327,600 common
shares	-	(2,836)	-	(2,836)

Balance, January 30, 2000	1	51,481	38,736	90,218

Net earnings for the year ended January 28,
2001	-	-	4,506	4,506
Income tax benefit relating to period prior to
reorganization(note 8)	-	754	-	754
Repurchase and retirement of 352,700 common
shares	-	(2,972)	-	(2,972)

Balance, January 28, 2001	$1	49,263	43,242	92,506

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$4,506	6,558	6,259
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Cumulative effect of accounting change, net of
income tax benefit	173		956
Depreciation and amortization	6,233	6,396	5,974
Amortization of debt financing costs	103	118	137
Deferred income taxes	(225)	(905)	(75)
Loss on disposition or impairment of property
and equipment	1,183	126	680
LIFO income			(2,449)
Decrease (increase) in receivables	(434)	1,187	(399)
Increase in inventories	(1,237)	(8,638)	(7,331)
Decrease (increase) in prepaid expenses	(86)	(53)	205
Decrease (increase) in other assets	(9)	(44)
(Decrease) increase in accounts payable	(2,191)	6,293	1,479
Increase (decrease) in income taxes payable	(1,137)	63	119
Increase (decrease) in accrued salaries and commissions	(12)	107	(179)
Increase in accrued taxes other than income	147	502	361
Increase (decrease) in other liabilities	425	(986)	1,052
Decrease in deferred revenue	(136)	(223)	(197)

Net cash provided by operating activities	7,303	10,501	6,592

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,060	6,104	6,232
Acquisition of:
Buildings	(2,110)	(1,797)	(1,616)
Fixtures, equipment, and leasehold improvements	(3,824)	(4,616)	(8,644)

Net cash used in investing activities	$(3,874)	(309)	(4,028)

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Fiscal years ended January 28, 2001, January 30, 2000, and January 31, 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from financing activities:
Increase (decrease) in notes payable under revolving loan
credit facility	$(4,814)	(178)	5,007
Proceeds from exercise of outstanding stock options	-	70	442
Repurchase of stock	(2,972)	(2,836)	(669)
Proceeds from issuance of long-term debt	-	-	2,760
Principal payments on long-term debt	(1,187)	(3,129)	(1,358)
Principal payments under capital lease obligations	(607)	(540)	(519)
Debt financing costs	-	-	(359)

Net cash provided by (used in) financing activities	(9,580)	(6,613)	5,304

Net increase (decrease) in cash and cash equivalents	(6,151)	3,579	7,868

Cash and cash equivalents at beginning of year	14,002	10,423	2,555

Cash and cash equivalents at end of year	$7,851	14,002	10,423

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(1)        Summary of Significant Accounting Policies

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

(c)        Basis of Presentation

The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 2001, 2000 and 1999 consist of 52 weeks.

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

(e)        Property and Equipment

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or ten years. Estimated useful lives are as follows:

Buildings	25 years
Building improvements	10 years
Furniture, fixtures and equipment	3 - 8 years
Transportation equipment	3 - 5 years
Leasehold improvements	3 - 10 years

Major improvements are capitalized while maintenance and repairs, which do not extend the useful life of the asset, are charged to expense as incurred.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(f)         Income Taxes

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

(h)        Change in Accounting Principle

Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year. Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway. Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 2001 is to increase (decrease) such amounts by $(38), $(211), and $(.05), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 31, 2000 has been reported in the accompanying financial statements. Financial statements for fiscal 2000 and prior periods have not been restated. The Company believes the pro forma effect on net earnings and earnings per share for fiscal 2000 and 1999, as if the new accounting method had been applied consistently during such periods, is not material.
Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities (SOP 98-5), retroactive to the beginning of the year. Previously, the Company initially capitalized and then amortized preopening costs over the initial 12-months of a store's operation. Under the new method, the Company expenses such store preopening costs as incurred. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 1999 is to increase (decrease) such amounts by $529, ($427), and ($.08), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of February 1, 1998 has been reported in the accompanying financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(i)         Net Earnings Per Share

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

During fiscal 2001, 2000, and 1999, the following amounts were paid for interest and income taxes:

	2001	2000	1999

Interest, excluding interest on capital lease
obligations and amortization of debt
financing costs (net of capitalized
interest of $59 in fiscal 2001, $48 in
fiscal 2000, and $46 in fiscal 1999)	$2,141	2,628	3,116
Income taxes	4,205	4,928	4,383

(k)        Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(l)         Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Provisions for asset impairment of $1,182, $294, and $55 for fiscal 2001, 2000, and 1999, respectively, are included in the consolidated statements of operations.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(m)       Store Closure Expenses

The Company records a provision for store closure expenses and a related liability in the period the Company makes the decision to close a store and puts in place a definitive plan of closure for such store that will be completed in the near term. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. The liability is charged as the related amounts are paid. There were no significant adjustments to the liability in fiscal 2001, 2000, or 1999. The store closure expense reflected in the consolidated statements of operations for fiscal 2001, 2000, and 1999 is $320, $169, and $64, respectively. The amount of liability for store closure reflected in the consolidated balance sheets at January 28, 2001 and January 30, 2000 is $218 and $189, respectively, (included in other current liabilities).

(n)        Stock-based Compensation

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In addition, SFAS No. 123, Accounting for Stock-Based Compensation, requires that pro forma net earnings and pro forma earnings per share disclosures be provided for employee stock option grants made in fiscal year 1996 and subsequent years as if the fair value-based cost measurement method defined in SFAS No. 123 had been applied.

(o)        Reclassifications

Certain reclassifications have been made to the 2000 and 1999 amounts in order to conform with the 2001 presentation.

(p)        New Accounting Standards

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This Statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
The Company does not anticipate that adoption of Statement No. 133 will have a material impact on its operating results or its financial condition.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(2)        Inventories

Inventories at January 28, 2001 and January 30, 2000 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 28, 2001 and January 30, 2000 are summarized as follows:

	2001	2000

FIFO cost	$124,340	122,458
Less LIFO reserve	(595)	(595)

LIFO cost	$123,745	121,863

Earnings before income taxes for fiscal 1999 would have decreased by $2,449 if the FIFO method of valuing inventories had been utilized.

(3)        Credit Arrangements, Notes Payable and Long-term Debt

The Company's loan agreement with its lenders provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at the prime rate on the Revolving Rate Loan and LIBOR plus 1.50% on the LIBOR Rate Loan and is generally limited to 65% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory, accounts receivable and intangible assets. The loan agreement contains various restrictions including limitations on additional indebtedness, sales of assets, and financial covenants related to the ratio of earnings to fixed charges and tangible net worth, all as defined. The loan agreement prohibits the payment of dividends. The loan agreement expires in April 2002 and automatically renews for successive one-year terms thereafter unless terminated by the lenders or the Company.

Under this agreement, the Company converted $30,000 from the Revolving Rate Loan to a 7.23% Fixed Rate Loan on April 15, 1998 (balance of $25,000 at January 28, 2001) which expires April 15, 2001 at which time management anticipates that any borrowings required by the Company will be obtained pursuant to the Revolving Rate Loan or LIBOR Rate loan provisions of the revolving loan credit facility. The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000 whereby the Company will pay a fixed rate of interest and receive interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate its interest rate risk under the revolving credit facility. Fair value of this swap approximated carrying value at January 28, 2001.

Notes payable outstanding at January 28, 2001 and January 30, 2000 under the revolving loan credit facility aggregated $25,606 and $30,420, respectively. The lender had also issued letters of credit aggregating $2,817 and $2,373, respectively, at such dates on behalf of the Company. The interest rate on outstanding borrowings at January 28, 2001 was 8.5% on the Revolving Rate Loan payable monthly. There were no borrowings outstanding under the LIBOR Rate Loan at January 28, 2001 and January 30, 2000. The Company had additional borrowings available at January 28, 2001 under the revolving loan credit facility amounting to $41,577.

Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at January 28, 2001 and January 30, 2000 consisted of the following:

	2001	2000

9.875% mortgage note payable due in monthly installments,
including interest, through September 2001	$83	203
8.41% note payable due in monthly installments, including
interest, through March 2001, secured by airplane	41	272
6.4% note payable due in monthly installments, including
interest, through January 2005, secured by equipment	1,941	2,353
8.77% note payable due in monthly installments,
including interest, through September 2000	-	350
8.27% note payable due in monthly installments, including
interest, through December 2000	-	74

	2,065	3,252

Less current maturities	564	1,187

Long-term debt, less current maturities	$1,501	2,065

Interest expense on notes payable and long-term debt in fiscal 2001, 2000, and 1999 aggregated $2,341, $2,692, and $3,193, respectively.

Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next four years as of January 28, 2001 are as follows:

Fiscal year

2002	$564
2003	26,074
2004	500
2005	533

$27,671

(4)        Employee Benefits

The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from such Plan for fiscal 2001, 2000, and 1999 amounted to $505, $700, and $775, respectively.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

At January 30, 2000, the Plan owned 79,053 shares of the Company's common stock. The Plan sold all such shares in February 2000.

(5)        Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 31, 2001 and January 30, 2000 are as follows:

		2001	2000

Buildings		$16,624	16,624
Fixtures		3,783	3,783

		20,407	20,407

Less accumulated amortization		15,626	15,028

	Net property under capital leases	$4,781	5,379

The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

Future minimum lease payments under all non-cancelable leases together with the present value of the net minimum lease payments pursuant to capital leases as of January 28, 2001 are as follows:

Fiscal Year	Capital	Operating

2001	$1,521	8,865
2002	1,457	7,638
2003	1,384	6,497
2004	1,384	5,010
2005	1,339	4,490
Later years	5,250	30,831

Total minimum lease payments	12,335	$63,331

Less amount representing interest	4,853

Present value of net minimum
lease payments	7,482

Less current maturities	683

Capital lease obligations, less
current maturities	$6,799

Minimum payments have not been reduced by minimum sublease rentals of $285 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $59, $50, and $53 for fiscal 2001, 2000, and 1999, respectively.

Interest on capital lease obligations in fiscal 2001, 2000, and 1999 aggregated $913, $980, and $1,041, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2001, 2000, and 1999:

	2001	2000	1999

Minimum rentals	$10,083	9,397	8,216
Contingent rentals	298	320	415
Less sublease rentals	(183)	(107)	(109)

	$10,198	9,610	8,522

Sale-Leaseback Transaction

The Company entered into agreements in January 2001, January 2000, and December 1998 to sell and lease back certain stores (land and buildings) in each transaction. The net proceeds from the sale-leaseback transactions amounted to approximately $2,000, $6,100, and $6,200 for fiscal 2001, 2000, and 1999, respectively. As a result of the sale-leaseback transactions, the Company incurred gains of $0, $909, and $489 in fiscal 2001, 2000, and 1999, respectively, which have been deferred for financial reporting purposes. Such deferred gains are included within other noncurrent liabilities and are being amortized over the term of the related leases (20 years).

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(6) Income Taxes Income tax expense (benefit) for fiscal 2001, 2000, and 1999 consists of:
	Current	Deferred	Total

2001:
Federal	$2,623	(187)	2,436
State	445	(38)	407

	$3,068	(225)	2,843

2000:
Federal	$4,135	(727)	3,408
State	789	(178)	611

	$4,924	(905)	4,019

1999:
Federal	$3,669	(63)	3,606
State	693	(12)	681

	$4,362	(75)	4,287

Income tax expense was $2,843, $4,019, and $4,287 for fiscal 2001, 2000, and 1999, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2001, 2000, and 1999 as a result of the following:

	2001	2000	1999

Computed "expected" tax expense	$2,633	3,702	4,026
State income taxes, net of the Federal
income tax benefit	265	397	501
Other, net	(55)	(80)	(240)

	$2,843	4,019	4,287

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 28, 2001 and January 30, 2000 are presented below:
	2001	2000

Deferred tax assets:
Capital leases	$1,033	1,036
Other assets	56	136
Other liabilities	1,139	1,268
Net operating loss and tax credit carryforwards	20	31

Total gross deferred tax assets	2,248	2,471

Less - valuation allowance	(20)	(31)

Net deferred tax assets	2,228	2,440

Deferred tax liabilities:
Inventories, principally due to differences in the LIFO
reserve arising from a prior business combination
accounted for as a purchase	2,494	2,518
Property and equipment, due to differences in deprecia-
tion and a prior business combination accounted for
as a purchase	2,484	3,762

Total gross deferred tax liabilities	4,978	6,280

Net deferred tax liability	$2,750	3,840

At January 28, 2001, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $1,274 which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2006. The valuation allowance relates to the net operating loss (NOL) carryforwards.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(7)        Stock Option Plan

During fiscal 1994, the Company adopted a stock option plan under which options to purchase 125,000 shares of common stock may be granted to key employees. The stock option plan was amended in June 1994 to increase the number of options which may be granted under the plan to 200,000, was amended in March 1997 to increase to 450,000 and was further amended in May 1999 to increase to 650,000. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at January 28, 2001, January 30, 2000, and January 31, 1999 is presented below:

		Weighted
	Number	average
	of	exercise
	shares	price

Options outstanding, February 1, 1998	247,075	$10.97

Issued	45,250	18.50
Exercised	(53,563)	8.25
Canceled	(3,200)	12.84

Options outstanding, January 31, 1999	235,562	13.00

Issued	375,550	7.98
Exercised	(7,575)	9.20
Canceled	(54,550)	10.64

Options outstanding, January 30, 2000	548,987	9.86

Issued	58,900	7.94
Canceled	(59,600)	10.54

Options outstanding, January 28, 2001	548,287	9.58

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by Statement 123, net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the table below:

	2001	2000	1999

Earnings before cumulative effect of accounting	$4,679	6,558	7,215
change, as reported
Earnings before cumulative effect of accounting	4,281	6,407	7,087
change, pro forma
Earnings per share, before cumulative effect of
accounting change, as reported:
Basic	1.04	1.32	1.41
Diluted	1.04	1.32	1.40
Earnings per share, before cumulative effect of
accounting change, pro forma:
Basic	0.95	1.29	1.39
Diluted	0.95	1.29	1.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
	2001	2000	1999

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	37.8	36.3	34.6
Risk-free interest rate	5.6	6.2	5.6
Expected life of options	5 years	5 years	5 years

The weighted average grant date fair value of options granted during 2001, 2000, and 1999 is $3.35, $3.37, and $7.42 per share, respectively.
	Options outstanding			Options exercisable
	Number	Weighted		Number
Range	outstanding	average	Weighted	exercisable	Weighted
of	at	remaining	average	at	average
exercise	January 28,	contractual	exercise	January 28,	exercise
price	2001	life	price	2001	price

$7.98 to $12.88	509,687	3.41	$8.90	168,512	$12.79
$18.50	38,600	2.33	$18.50	19,300	$18.50

$7.98 to $18.50	548,287			187,812

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(8)        Stockholders' Equity

During 1998, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's common stock (the "Stock Repurchase Program"). During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of January 28, 2001, the Company had purchased 740,300 shares of common stock for $6,477.
The Company has accounted for the confirmation of its plan of reorganization under Chapter 11 of the Federal bankruptcy laws which was confirmed by the Bankruptcy Court on May 17, 1991 as a quasi-reorganization. Accordingly, the accumulated deficit at June 2, 1991 was charged to additional paid-in capital and a new retained earnings account was established effective the same date. No adjustment was made to the carrying values of the Company's assets and liabilities because such amounts were not in excess of estimated fair values. During fiscal 2001, the Company recorded the remaining income tax benefit from loss periods prior to the quasi-reorganization as a reduction of noncurrent deferred income tax liability and an increase to additional paid-in capital.

(9)         Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2001	2000	1999

Outstanding shares:
Weighted average shares outstanding (basic)	4,501,106	4,967,332	5,111,461
Effect of dilutive options to purchase
common stock			43,399

As adjusted for diluted calculation	4,501,106	4,967,332	5,154,860

Earnings before cumulative effect of
accounting change - basic and diluted	$4,679	6,558	7,215

Earnings per share amounts have been computed on the absolute amount of net earnings whereas the above net earnings amounts have been rounded to the nearest thousand .

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(10) Quarterly Financial Information (Unaudited) Financial results by quarter are as follows:
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

2001:
Net sales (d)	$91,091	99,558	89,264	110,671
Gross margin (a) and (d)	30,326	33,285	29,973	34,960
Earnings before cumulative
effect of accounting
change (d)	574	1,905	90	2,110
Cumulative effect of
accounting change (d)	(173)
Net earnings (d)	401	1,905	90	2,110
Net earnings per share
before cumulative effect
of accounting change (b),
(c) and (d):
Basic	0.12	0.43	0.02	0.47
Diluted	0.12	0.43	0.02	0.47

2000:
Net sales	$87,028	94,144	87,624	111,708
Gross margin (a)	29,138	31,894	30,649	36,132
Net earnings	701	1,845	1,014	2,998
Net earnings per share (b):
Basic	0.14	0.37	0.20	0.63
Diluted	0.14	0.37	0.20	0.63

(a) The pretax LIFO inventory provision for the fiscal year ended January 28, 2001 was estimated to be expense of $175, $0, and $0 in each of the first three quarters, respectively. The annual provision amounted to $0 resulting in a credit of $175 in the fourth quarter.

     The pretax LIFO inventory provision for the fiscal year ended January 30, 2000 was estimated to be expense of $177, $197, and $0 in each of the first three quarters, respectively. The annual provision amounted to $0 resulting in a credit of $374 in the fourth quarter.

(b) Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2001 and fiscal 2000 does not equal the total computed for the year.

(c) The cumulative effect of adopting the accounting change for layaway sales was $(.04) in the first quarter of fiscal 2001.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

(d)  Amounts for the first, second, and third quarters of fiscal 2001 have been restated to reflect adoption of the accounting change for layaway sales discussed in note 1(h). The effect of the restatement was to increase (decrease) the amounts originally reported in the Company's quarterly reports for such quarters as follows:

	First	Second	Third
	quarter	quarter	quarter

Earnings before cumulative
effect of accounting change	$(131)	92	(159)
Cumulative effect of
accounting change	(173)
Net earnings	(304)	92	(159)
Net earnings per share:
Basic	(0.07)	0.02	(0.04)
Diluted	(0.07)	0.03	(0.04)

(11)      Fair Value of Financial Instruments

The Company has determined the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at January 28, 2001 and January 30, 2000. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(12)      Related Party Transactions

Lease payments to related parties amounted to approximately $663, $660, and $657 in fiscal 2001, 2000, and 1999, respectively.
During fiscal 2001, the Company paid a consulting firm $1,002 to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

During fiscal 2000 and 1999, the Company paid a computer consulting firm, whose president or chairman was a director of the Company, $230 and $260, respectively, for point-of-sale software and related services.

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

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

For financial reporting purposes, the Company has established two operating segments: "ALCO Discount Stores", and "All Other", which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

	2001	2000	1999

Net Sales:
ALCO Discount Stores	$355,651	346,135	330,705
All Other:
External	34,933	34,369	32,804
Intercompany	213,542	204,043	200,465

	$604,126	584,547	563,974

Depreciation and Amortization:
ALCO Discount Stores	$4,138	4,111	3,300
All Other	2,095	2,285	2,674

	$6,233	6,396	5,974

Income (expense) from Operations:
ALCO Discount Stores	$29,862	31,490	29,241
All Other	(19,160)	(17,299)	(16,771)

	$10,702	14,191	12,470

Capital Expenditures:
ALCO Discount Stores	$4,262	5,149	8,203
All Other	1,672	1,264	2,057

	$5,934	6,413	10,260

Identifiable Assets:
ALCO Discount Stores	$126,511	127,478	128,078
All Other	42,945	50,055	43,733

	$169,456	177,533	171,811

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

Income from operations as reflected in the above segment information has been determined differently than income from operations in the accompanying consolidated statements of operations as follows:

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

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements January 28, 2001, January 30, 2000, and January 31, 1999 (Dollars in thousands, except per share amounts)

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:
	2001	2000	1999

Net sales per above segment information	$604,126	584,547	563,974
Intercompany elimination	(213,542)	(204,043)	(200,465)

Net sales per consolidated
statements of operations	$390,584	380,504	363,509

Income from operations per above
segment information	$10,702	14,191	12,470
Inventory method	-	-	2,449
Property costs	82	117	916
Leases	(8)	(59)	(99)

Income from operations per
consolidated statements of
operations	$10,776	14,249	15,736

(14) Subsequent Event On March 27, 2001, the Company purchased 270,000 shares of the Company's common stock for $1,654 pursuant to its Stock Repurchase Program (see note 8).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2001, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.  The information required by Item 10 of Form 10-K as to executive officers is set forth in Item1 of this Form 10-K.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2001, contains under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11.          EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2001, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Compensation Committee Report", "Audit Committee Report",  and "Company Performance").

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2001, contains under the caption "Ownership of Duckwall Common Stock" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 24, 2001, contains under the caption "Insider Participation" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Financial Statements, Financial Statement Schedules, and Exhibits

(1)     Consolidated Financial Statements

The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)     Financial Statement Schedules

No financial statement schedules are included as they are not applicable to the Company.

(3)     Exhibits

The exhibits filed with or incorporated by reference in this report are listed below:

Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company's Registration Statement on Form 10 and hereby incorporated herein by reference).
3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).
3.3	Bylaws (filed as Exhibit 3(b) to Company's Registration Statement on Form 10 and hereby incorporated herein by reference).
4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 and incorporated herein by reference).
4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(a) and 3(c), respectively (filed as Exhibit 4(a) to Company's Registration Statement on Form 10 and hereby incorporated herein by reference).
4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(b) (filed as Exhibit 3(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).
4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company's Registration Statement on Form 10 and hereby incorporated herein by reference).
9.1	Voting Agreement and Irrevocable Proxy, dated as of May 29, 1991, among General Electric Capital Corporation, certain stockholders of the Registrant and the Registrant (filed as Exhibit 9 to Company's Registration Statement on Form 10 and hereby incorporated herein by reference).

9.2	Assignment, dated as of February 11, 1993, among General Electric Credit Corporation, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 9(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.1	Assignment, dated as of February 11, 1993, among General Electric Credit Corporation, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 9(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.2	Amended and Restated Loan Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(e) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.3	First Amendment to Security Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(f) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.4	Amendment No. 1, dated as of June 10, 1994, to the Amended and Restated Loan Agreement, dated as of February 11, 1993, among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation.
10.5	Stock Pledge Agreement, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(g) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.6	Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(h) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.7	Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(i) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.8	Mortgage, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 among the Registrant, BA Business Credit, Inc. and Transamerica Business Credit Corporation (filed as Exhibit 10(j) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.9	Deed of Trust, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 by the Registrant in favor of The Public Trustee for Morgan County, Colorado (filed as Exhibit 10(k) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).

10.10	Deed of Trust, Security Agreement, and Assignment of Leases and Rents, dated as of February 11, 1993 by the Registrant in favor of The Public Trustee for Fremont County, Colorado (filed as Exhibit 10(l) to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 and hereby incorporated herein by reference).
10.11	Employment Agreement, dated December 28, 2000 between the Company and Glen L. Shank, James E. Schoenbeck, James R. Fennema, Richard A. Mansfield, and Charles E. Bogan (filed as a part of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2001 and hereby incorporated herein by reference).*
10.12	Second Amended and Restated Loan Agreement, dated as of October 18, 1995, by and among the Registrant, BankAmerica Business Credit, Inc. and Transamerica Business Credit Corporation.
11.1	Computation of Company's Earnings Per Share.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Auditors.
27.1	Financial Data Schedule.

______________________

* Management contracts or compensation plans or arrangements required to be identified by Item 14(a)(3).

(b)        Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended   January 28, 2001.

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

Dated: April 27, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature and Title                                            Date

  /s/ Glen L. Shank                                                 April 27, 2001
     Glen L. Shank
          Chairman of the Board
          and President
          (Principal Executive Officer)

  /s/ Richard A. Mansfield                                     April 27, 2001
     Richard A. Mansfield
          Vice President - Finance and Treasurer
          (Principal Financial and Accounting Officer)

  /s/ Dennis A. Mullin                                            April 27, 2001
     Dennis A. Mullin
          Director

  /s/ Lolan C. Mackey                                           April 27, 2001
    Lolan C. Mackey
                  Director

  /s/ Jeffrey Macke                                                April 27, 2001
     Jeffrey Macke
          Director

  /s/ Robert L. Woodard                                      April 27, 2001
    Robert L. Woodard
                  Director

DIRECTORS Glen L. Shank Dennis A. Mullin Lolan C. Mackey Jeffrey Macke Robert L. Woodard OFFICERS
Chairman of the Board and President	Glen L. Shank
Senior Vice President- Operations and Advertising	James E. Schoenbeck
Senior Vice President- Merchandising	James R. Fennema
Vice President- Finance and Treasurer	Richard A. Mansfield
Vice President- Secretary and General Counsel	Charles E. Bogan
Vice President- Personnel	Dennis P. Alesio
Vice President- Real Estate	John E. Hedeen
Vice President- Administration and Distribution	Tom L. Canfield, Jr.
Vice President- Divisional Merchandise Manager	Michael J. Gawin
Vice President- Duckwall Division	Charles E. Herfkens
Vice President- ALCO Division	Dean P. Van Horn
Vice President- ALCO Division	Matthew J. Nemmers
Vice President- Divisional Merchandise Manager	Robert E. Swartz, Jr.
Vice President- Divisional Merchandise Manager	Edward B. Teske
Assistant Secretary and Controller	David W. Mills

TRANSFER AGENT                                                                         INDEPENDENT AUDITORS

UMB Bank, N.A.                                                                               KPMG LLP
928 Grand Avenue                                                                            345 Riverview, Suite 100
P.O. Box 410064                                                                                 Wichita, KS 67203
Kansas City, MO 64141-0064                                                          (316) 267-8341
(816) 860-7761

STOCK LISTING

NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "DUCK"

FORM 10-K REPORT

A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year end January 28, 2001, which includes audited financial statements, is included in this Annual Report. Additional copies are available upon request. Requests should be directed to Charles E. Bogan, Duckwall-ALCO Stores, Inc., 401 Cottage, Abilene, KS 67410.

ANNUAL MEETING

The Annual Meeting of the Stockholders of Duckwall-ALCO Stores, Inc. will be held at 10:00 A.M. CDT, Thursday, May 24, 2001 at the principal executive offices of the Company, located at 401 Cottage, Abilene, KS 67410.

Exhibit 23

Consent of Independent Auditors

The Board of Directors
Duckwall-ALCO Stores, Inc.:

We consent to the incorporation by reference in the registration statement on Form S-8 of Duckwall-ALCO Stores, Inc. of our report dated March 15, 2001, except as to note 14 which is as of March 27, 2001, relating to the consolidated balance sheets of Duckwall-ALCO Stores, Inc. as of January 28, 2001 and January 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended January 28, 2001, which report appears in the January 28, 2001 annual report on Form 10-K of Duckwall-ALCO Stores, Inc.

 /s/ KPMG LLP

Wichita, Kansas
April 26, 2001