Form 10-Q
period 2001-04-29
DUCKWALL ALCO STORES INC
filed 2001-06-12
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2001

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

   4,149,599 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of April 29, 2001.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	April 29,	January 28,
	2001	2001
Current assets:	(unaudited)
Cash and cash equivalents	$5,262	$7,851
Receivables	2,099	2,197
Inventories	131,609	123,745
Prepaid expenses	460	553
Total current assets	139,430	134,346

Property and equipment	75,992	75,594
Less accumulated depreciation	45,013	44,712
Net property and equipment	30,979	30,882

Property under capital leases	20,407	20,407
Less accumulated amortization	15,776	15,626
Net property under capital leases	4,631	4,781

Other non-current assets	67	85
Total assets	$175,107	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity
	April 29,	January 28,
	2001	2001
Current liabilities:	(unaudited)
Current maturities of:
Long term debt	$499	$564
Capital lease obligations	683	683
Accounts payable	32,179	24,590
Notes payable under revolving loan	27,339	0
Income taxes payable	523	706
Accrued salaries and commissions	2,822	4,800
Accrued taxes other than income	4,892	4,169
Other current liabilities	2,044	2,711
Deferred income taxes	1,987	2,122
Total current liabilities	72,968	40,345

Notes payable under revolving loan	0	25,606
Long term debt - less current maturities	1,387	1,501
Capital lease obligations - less current maturities	6,628	6,799
Other noncurrent liabilities	1,979	1,993
Deferred revenue	715	716
Deferred income taxes	628	628
Total liabilities	84,305	77,588

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,149,599 shares and 4,419,599 shares respectively	1	1
Additional paid-in capital	47,609	49,263
Retained earnings since June 2, 1991	43,265	43,242
Accumulated other comprehensive income (loss), net of income taxes	(73)	0
Total stockholders' equity	90,802	92,506

Total liabilities and stockholders' equity	$175,107	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)
	For the Thirteen Week Periods Ended
	April 29, 2001	April 30, 2000
Net sales	$91,794	$91,091
Cost of sales	62,139	60,765
Gross margin	29,655	30,326

Selling, general and administrative	27,342	26,963
Depreciation and amortization	1,543	1,548
Provision for asset impairment and store closure	(8)	91
Total operating expenses	28,877	28,602

Income from operations	778	1,724
Interest expense	741	782
Earnings before income taxes and cumulative effect of accounting change change	37	942
Income tax expense	14	368
Earnings before cumulative effect of accounting change	23	574
Cumulative effect of accounting change (net of income tax)	0	(173)
Net earnings	$23	$401

Earnings per share - basic
Earnings before cumulative effect of accounting change	$0.01	$0.13
Cumulative effect of accounting change	.00	(.04)
Net earnings	$0.01	$0.09
Earnings per share - diluted
Earnings before cumulative effect of accounting change	$0.01	$0.13
Cumulative effect of accounting change	.00	(.04)
Net earnings	$0.01	$0.09

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flow
Dollars in Thousands
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
Cash flows from operating activities:	April 29, 2001	April 30, 2000
Net earnings	$23	$401
Adjustments to reconcile net earnings to net cash
provided by operating activities
Cumulative effect of accounting change, net of income tax benefit	0	173
Amortization of debt financing costs	18	30
Depreciation and amortization	1,543	1,548
Loss on disposal and impairment of assets	87	245
LIFO expense	0	175
Increase in inventories	(7,864)	(6,520)
Increase in accounts payable	7,589	6,094
Decrease in receivables	98	594
(Increase) decrease in prepaid expenses	93	(29)
Increase in accrued taxes other than income	723	713
Decrease in accrued salaries and commissions	(1,978)	(1,627)
Decrease in income taxes payable	(183)	(1,170)
Decrease in other liabilities	(890)	(490)
Net cash provided by (used in) operating activities	(741)	137
Cash flow from investing activities:
Capital expenditures	(1,577)	(1,558)
Net cash used in investing activities	(1,577)	(1,558)
Cash flow from financing activities:
Common stock redemption	(1,654)	(2,438)
Increase (decrease) in revolving loan	1,733	(121)
Principal payments on long term notes	(179)	(333)
Principal payments on capital leases	(171)	(152)
Net cash used in financing activities	(271)	(3,044)
Net decrease in cash	(2,589)	(4,465)
Cash and cash equivalents at beginning of period	7,851	14,002
Cash and cash equivalents at end of period	$5,262	$9,537
See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2001 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2) Principles of Consolidation

     The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3) Adoption of New Accounting Policy (dollars in thousands)

Effective January 29, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value has no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value is recognized in current period earnings.

At January 29, 2001, the Company held one derivative instrument, an interest rate swap agreement entered into in December, 2000 with a notional principal amount of $10,000 whereby the Company pays a fixed rate of interest and receives interest based on LIBOR for the period from April 15, 2001 to April 15, 2002. The purpose of the interest rate swap agreement is to mitigate the Company's interest rate risk under its revolving credit facility.

Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative-effect-type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76, which represents the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment will be amortized to earnings over the period from April 15, 2001 to April 15, 2002 (approximately $61 of the $76 in accumulated other comprehensive income will be recognized in earnings during the fiscal year ended February 3, 2002). During the 13 weeks ended April 29, 2001, the Company recorded interest expense of $5 ($3 net of tax) to amortize the transition adjustment. Subsequent to the adoption of SFAS No. 133, the Company recorded interest expense of $58 for the period from January 29, 2001 to April 29, 2001, to reflect the change in fair value of the interest rate swap agreement.

The components of comprehensive income (loss) are as follows for the thirteen weeks ended April 29, 2001:

Net earnings                                                                                                                       $          23

Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax                      (76)

Other comprehensive income - amortization of cumulative effect adjustment                    3

Comprehensive income (loss)                                                                                         $        (50)

A summary of changes in accumulated other comprehensive income (loss) for the fiscal quarter ended April 29, 2001 is as follows:

Accumulated other comprehensive income at January 28, 2001                              $           0

Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax                      (76)

Amortization of accumulated other comprehensive income (loss)                                        3

Accumulated other comprehensive income (loss) at April 29, 2001                        $        (73)

(4) Earnings Per Share

     Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ending                                                Basic                                Diluted

April 29, 2001                                                              4,321,687                         4,321,687

April 30, 2000                                                              4,643,765                         4,654,104

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended April 29, 2001 and April 30, 2000 are referred to herein as the first quarter of fiscal 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2001 Compared to Thirteen Weeks Ended April 30, 2000.

     The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2002, the Company opened 1 ALCO store which was in a new, non-competitive market. The Company also closed 1 ALCO store and 3 Duckwall stores during the first quarter of fiscal 2002.  As of April 29, 2001, over 80% of the 264 stores are in non-competitive markets.

     Net sales for the first quarter of fiscal 2002 increased $703 or 0.8% to $91,794 compared to $91,091 for the first quarter of fiscal 2001. Net sales for the prototype Class 18 ALCO stores open the full period in both the first quarter of fiscal 2002 and fiscal 2001 (comparable stores) increased $288 or 0.7%.  Net sales for all stores open the full period decreased $251 or 0.3% compared to the first quarter of the prior fiscal year.

     Gross margin for the first quarter of fiscal 2002 decreased $671 or 2.2% to $29,655 compared to $30,326 in the first quarter of fiscal 2001. Gross margin as a percentage of sales was 32.3% for the first quarter of fiscal 2002 compared to 33.3% for the first quarter of fiscal 2001. The lower gross margin percent this thirteen week period was primarily due to higher transportation costs and a sales mix that included more lower margin items.

      Selling, general and administrative expense increased $379 or 1.4% to $27,342 in the first quarter of fiscal 2002 compared to $26,963 in the first quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 2002 was 29.8%, compared to 29.6% in the first quarter of fiscal 2001. The Company is also investing heavily in technology and merchandising initiatives in order to improve overall long-term corporate performance.

       Depreciation and amortization expense decreased $5 or 0.3% to $1,543 in the first quarter of fiscal 2002 compared to $1,548 in the first quarter of fiscal 2001.

Provision for asset impairment and store closure was ($8) in the first quarter of fiscal 2002 compared to $91 in the first quarter of fiscal 2001. The store closing expense for the four stores closed in the first quarter of fiscal 2002 was accrued in the prior fiscal year. The resulting $8 of income was the excess of the accrual for closing over the actual expenses incurred to close the stores.

      Income from operations decreased $946 or 54.9% to $778 in the first quarter of fiscal 2002 compared to $1,724 in the first quarter of fiscal 2001. Income from operations as a percentage of net sales was 0.8% in the first quarter of fiscal 2002 compared to 1.9% in the first quarter of fiscal 2001.

     Interest expense decreased $41 or 5.2% in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

     Net earnings for the first quarter of fiscal 2002 was $23, a decrease of $551 or 96.0% from the net earnings before the cumulative effect of accounting change of $574 for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, mortgage financing, and vendor trade credit financing (increases in accounts payable).

     At April  29, 2001 working capital (defined as current assets less current liabilities) was $66,462 compared to $94,001 at the end of fiscal 2001.  The decrease in working capital was due to the classification of the revolving loan as a current liability as it becomes due in April 2002.  While no commitments are in place, management expects to renew or replace the revolving loan prior to April 2002.

     Cash (used) generated by operating activities in the first quarter of fiscal 2002 and 2001 was ($668) and $137 respectively. The increase in the amount of cash used by operating activities in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily due to the smaller net earnings reported in fiscal 2002.

     The Company used cash in financing activities in the first quarter of fiscal 2002 and 2001 of $344 and $3,044, respectively.  Cash was used for common stock redemption, as well as to make payments on long term notes and capital leases. The Company used net proceeds of $1,733 on the revolving loan in the first quarter of fiscal 2002 to finance its various cash requirements.

     Cash used for investing activities in the first quarter of fiscal 2002 and 2001 totaled $1,577 and $1,558, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2002, principally for store buildings and store and warehouse fixtures and equipment, are approximately $8,200.

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

	For The Thirteen Week
	Periods Ended
	April 29,	April 30,
	2001	2000
Segment Information
Net Sales:
ALCO Discount Stores	$83,942	$82,756
All Other
External	7,852	8,335
Intercompany	59,066	58,427
	$150,860	$149,518

Depreciation and Amortization
ALCO Discount Stores	$1,005	$1,007
All Other	538	541
	$1,543	$1,548

Income (loss) from Operations:
ALCO Discount Stores	$5,908	$6,484
All Other	(5,151)	(4,588)
	$757	$1,896
Capital Expenditures:
ALCO Discount Stores	$1,130	$1,409
All Other	447	149
	$1,577	$1,558
Identifiable Assets:
ALCO Discount Stores	$137,047	$140,482
All Other	37,533	38,110
	$174,580	$178,582

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week
	Periods Ended
	April 29,	April 30,
	2001	2000

Net sales per above segment information	$150,860	$149,518
Intercompany elimination	(59,066)	(58,427)

Net sales per consolidated statements
of operations	$91,794	$91,091

Income from operations per above	$757	$1,896
segment information
Inventory method	0	(175)
Leases	21	3
Income from operations per consolidated
statements of operations	$778	$1,724

 CHANGE IN ACCOUNTING PRINCIPLES

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB 101). This SAB deals with various revenue recognition issues. In the fourth quarter of fiscal 2001, the company implemented a change in the way it recognizes revenues related to layaway sales. The change was adopted retroactively to the beginning of the year. The impact included a cumulative effect of an accounting change that reduced diluted earnings per share by $0.04.

Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities." See additional discussion in Note 3 to Unaudited Consolidated Financial Statements.

MARKET RISK DISCLOSURE

The revolving credit facility has a floating interest rate that is affected by changes in market interest rates. The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000 whereby the Company will pay a fixed rate of interest and receive interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate a portion of its interest rate risk under the revolving credit facility.

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings other than routine litigation incidental to the Company's business.

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

DUCKWALL-ALCO STORES, INC.

(Registrant)

Date, June 12, 2001    /s/Richard A. Mansfield

Richard A. Mansfield

Vice President - Finance

Chief Financial Officer

Signing on behalf of the

registrant and as principal

financial officer