Form 10-Q
period 2001-07-29
DUCKWALL ALCO STORES INC
filed 2001-09-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2001

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

   4,149,599 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of July 29, 2001.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	July 29,	January 28,
	2001	2001
Current assets:	(unaudited)
Cash and cash equivalents	$3,436	$7,851
Receivables	1,727	2,197
Inventories	128,829	123,745
Prepaid expenses	954	553
Total current assets	134,946	134,346

Property and equipment	77,471	75,594
Less accumulated depreciation	46,406	44,712
Net property and equipment	31,065	30,882

Property under capital leases	20,407	20,407
Less accumulated amortization	15,926	15,626
Net property under capital leases	4,481	4,781

Other non-current assets	50	85
Total assets	$170,542	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity
	July 29,	January 28,
	2001	2001
Current liabilities:	(unaudited)
Current maturities of:
Long term debt	$473	$564
Capital lease obligations	683	683
Accounts payable	27,587	24,590
Notes payable under revolving loan	25,411	0
Income taxes payable	1,034	706
Accrued salaries and commissions	3,907	4,800
Accrued taxes other than income	4,498	4,169
Other current liabilities	2,056	2,711
Deferred income taxes	2,069	2,122
Total current liabilities	67,718	40,345

Notes payable under revolving loan	0	25,606
Long term debt - less current maturities	1,271	1,501
Capital lease obligations - less current maturities	6,457	6,799
Other noncurrent liabilities	1,988	1,993
Deferred revenue	716	716
Deferred income taxes	628	628
Total liabilities	78,778	77,588

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,149,599 shares and 4,419,599 shares respectively	1	1
Additional paid-in capital	47,609	49,263
Retained earnings	44,208	43,242
Accumulated other comprehensive income (loss), net of income taxes	(54)	0
Total stockholders' equity	91,764	92,506

Total liabilities and stockholders' equity	$170,542	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiary
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods		For the Twenty-Six Week Periods
	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000
Net sales	$101,763	$99,558	$193,557	$190,649
Cost of sales	68,590	66,273	130,729	127,038
Gross margin	33,173	33,285	62,828	63,611

Selling, general and administrative	29,341	27,812	56,683	54,775
Depreciation and amortization	1,572	1,560	3,115	3,108
Provision for asset impairment and store closure	0	23	(8)	114
Total operating expenses	30,913	29,395	59,790	57,997

Income from operations	2,260	3,890	3,038	5,614
Interest expense	737	765	1,478	1,547
Earnings before income taxes and	1,523	3,125	1,560	4,067
cumulative effect of accounting change
Income tax expense	580	1,219	594	1,587
Earnings before cumulative effect of
accounting change	943	1,906	966	2,480
Cumulative effect of accounting
change (net of tax)	0	0	0	(173)
Net earnings	$943	$1,906	$966	$2,307

Earnings per share - basic
Earnings before cumulative effect of
accounting change	$0.23	$0.43	$0.23	$0.54
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)
Net earnings	$0.23	$0.43	$0.23	$0.50

Earnings per share - diluted
Earnings before cumulative effect of
accounting change	$0.23	$0.43	$0.23	$0.54
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)
Net earnings	$0.23	$0.43	$0.23	$0.50

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flow
Dollars in Thousands
(Unaudited)
	For The Twenty-Six Week
	Periods Ended
Cash flows from operating activities:	July 29, 2001	July 30, 2000
Net earnings	$966	$2,307
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities

Amortization of debt financing costs	35	59
Depreciation and amortization	3,115	3,108
Loss on disposal and impairment of assets	88	279
LIFO expense	0	175
Increase in inventories	(5,084)	(7,562)
Increase in accounts payable	2,997	1,800
Decrease in receivables	470	789
Increase in prepaid expenses	(401)	(116)
Increase in accrued taxes other than income	329	106
Decrease in accrued salaries and commissions	(893)	(575)
Increase (decrease) in income taxes payable	328	(643)
Decrease in other liabilities	(767)	(423)
Net cash provided by (used in) operating activities	1,183	(696)
Cash flow from investing activities:
Capital expenditures	(3,807)	(2,998)
Proceeds from sale of property and equipment	721	0
Net cash used in investing activities	(3,086)	(2,998)
Cash flow from financing activities:
Increase (decrease) in revolving loan	(195)	235
Principal payments on long term notes	(321)	(674)
Principal payments on capital leases	(342)	(304)
Common stock redemption	(1,654)	(2,877)
Net cash used in financing activities	(2,512)	(3,620)
Net decrease in cash	(4,415)	(7,314)
Cash at beginning of period	7,851	14,002
Cash at end of period	$3,436	$6,688
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

     Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative-effect-type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76, which represents the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment will be amortized to earnings over the period from April 15, 2001 to April 15, 2002 (approximately $61 of the $76 in accumulated other comprehensive income will be recognized in earnings during the fiscal year ended February 3, 2002). During the 13 and 26 week periods ended July 29, 2001, the Company recorded interest expense of $31 ($19 net of tax), and $36 ($22 net of tax), respectively,  to amortize the transition adjustment. Subsequent to the adoption of SFAS No. 133, the Company recorded interest expense of $6 and $64 for the 13 and 26 week periods ended July 29, 2001, respectively, to reflect the change in fair value of the interest rate swap agreement.

The components of comprehensive income are as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 29,2001	July 29, 2001
Net earnings	$943	$966
Cumulative effect adjustment
upon adoption of SFAS No. 133, net of tax	0	(76)
Other comprehensive income -
amortization of cumulative effect adjustment	19	22
Comprehensive income	$962	$912

A summary of changes in accumulated other comprehensive income (loss) for the 13 and 26 week periods ended July 29, 2001 is as follows:

Accumulated other comprehensive income (loss) at beginning of period	($73)	$0
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	(76)
Amortization of accumulated other comprehensive income	$19	$22
Accumulated other comprehensive income (loss)	($54)	($54)

(4) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ending	Basic	Diluted

July 29, 2001	4,149,599	4,149,599
July 30, 2000	4,444,186	4,480,956

Twenty-Six Weeks Ending	Basic	Diluted

July 29, 2001	4,235,643	4,235,643
July 30, 2000	4,543,975	4,567,530

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

        The thirteen weeks ended July 29, 2001 and July 30, 2000 are referred to herein as the second quarter of fiscal 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2001 Compared to Thirteen Weeks Ended July 30, 2000.

        The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2002 the Company opened one ALCO store, which was in a new, non-competitive market and closed one Duckwall store, resulting in a quarter end total of 264 stores. For the twenty-six week period ending July 29, 2001, the Company opened two stores and closed five stores. As of July 29, 2001, over 80% of the stores were located in non-competitive markets. Through the second quarter, the Company has completed the remodel of 19 of the planned 32 ALCO stores targeted for completion in the current fiscal year.

        Net sales for the second quarter of fiscal 2002 increased $2,205 or 2.2% to $101,763 compared to $99,558 for the second quarter of fiscal 2001. Net sales for the prototype Class 18 ALCO stores open the full period in both the second quarter of fiscal 2002 and fiscal 2001 (comparable stores) increased $1,087 or 2.4%. The Duckwall variety stores produced an increase of $187 or 2.2% compared to the second quarter of the prior fiscal year. Net sales for all stores open the full period increased $1,858 or 2.0% compared to the second quarter of the prior fiscal year. The 19 remodeled stores have, on average, experienced double digit increases in sales in the current fiscal year since their remodel. Feature items and everyday values are emphasized. In addition to the remodel program, the Company continues to benefit from exciting marketing and merchandising initiatives that are contributing to improved sales. These include opportunistic buys in various departments, feature programs, expansion of consumables and more emphasis on opening price point merchandise. These programs are designed to increase purchases by our customers while they are shopping.

        Net sales for the twenty-six week period ending July 29, 2001 increased $2,908 or 1.5% to $193,557 compared to $190,649 in the comparable twenty-six week period of the prior fiscal year. Net sales of comparable class 18 ALCO stores increased by $1,375 or 1.6% for the twenty-six week period ending July 29, 2001 compared to the twenty-six week period of the prior fiscal year. Net sales for all stores open the full period increased $1,607 or 0.9% for the twenty-six week period ending July 29, 2001 compared to the twenty-six week period of the prior fiscal year.

        Gross margin for the second quarter of fiscal 2002 decreased $112 or 0.3% to $33,173 compared to $33,285 in the second quarter of fiscal 2001. Gross margin was negatively impacted by higher transportation costs, as well as the mix of sales that included more lower margin items. Gross margin as a percentage of sales was 32.6% for the second quarter of fiscal 2002 compared to 33.4% in the second quarter of fiscal 2001.

        Gross margin for the twenty-six week period ended July 29, 2001 was $62,828, which was $783 or 1.2% lower than last year's twenty-six week gross margin of $63,611. As a percent of net sales, gross margin for the twenty-six week period ended July 29, 2001 was 32.5% compared to 33.4% in the twenty-six week period of the prior fiscal year. The reduction in gross margin percentage was attributable to higher transportation costs, as well as the mix of sales that included more lower margin items.

        Selling, general and administrative expense increased $1,529 or 5.5% to $29,341 in the second quarter of fiscal 2002 compared to $27,812 in the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2002 was 28.8%, compared to 27.9% in the second quarter of fiscal 2001. The increase in the selling, general and administrative expense was due to higher than normal inflationary increases in utilities and insurance costs, and expenses which increased with the implementation of the Company's store remodel program and other marketing, merchandising and operations initiatives.

        Selling, general and administrative expenses increased $1,908 or 3.5% to $56,683 for the twenty-six week period ended July 29, 2001 compared to $54,775 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.3% for the twenty-six week period ending July 29, 2001, compared to 28.7% for the twenty-six week period ended July 30, 2000. The remodel and merchandising initiatives described above also contributed to the increased selling, general and administrative expenses.

        Provision for asset impairment and store closure was $0 in the second quarter of fiscal 2002 compared to $23 in the second quarter of fiscal 2001.

        Provision for asset impairment and store closure was ($8) for the twenty-six week period ended July 29, 2001 compared to $114 for the comparable twenty-six week period of the prior fiscal year. The store closing expense for the stores closed in the current fiscal year was accrued in the prior fiscal year. The resulting $8 of income was the excess of the accrual for closing over the actual expenses incurred to close the stores.

        Depreciation and amortization expense increased $12 or 0.8% to $1,572 in the second quarter of fiscal 2002 compared to $1,560 in the second quarter of fiscal 2001.

        Income from operations decreased $1,630 or 41.9% to $2,260 in the second quarter of fiscal 2002 compared to $3,890 in the second quarter of fiscal 2001. Income from operations as a percentage of net sales was 2.2% in the second quarter of fiscal 2002 compared to 3.9% in the second quarter of fiscal 2001.

        Income from operations decreased $2,576 or 45.9% to $3,038 for the twenty-six week period ended July 29, 2001 compared to $5,614 in the comparable twenty-six week period of the prior fiscal year.

        Interest expense decreased $28 or 3.7% in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

        Net earnings for the second quarter of fiscal 2002 were $943, a decrease of $963 or 50.5% over the net earnings of $1,906 for the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

        At July 29, 2001 working capital (defined as current assets less current liabilities) was $67,228 compared to $94,001 at the end of fiscal 2001. The decrease in working capital was due to the classification of the revolving loan as a current liability as it becomes due in April 2002. While no commitments are in place, management expects to renew or replace the revolving loan prior to April 2002.

        Operating activities in the twenty-six week period of fiscal 2002 generated cash in the amount of $1,183 and used cash in the amount of $696 in the twenty-six week period of fiscal 2001. The increase in the amount of cash generated by operating activities in the twenty-six week period of fiscal 2002 compared to the twenty-six week period of fiscal 2001 was primarily due to a larger increase in accounts payable as well as a smaller increase in inventory.

        The Company used cash from financing activities in the twenty-six week period of fiscal 2002 in the amount of $2,512 and $3,620 in the twenty-six week period of fiscal 2001. Cash was used for stock redemption, as well as to make principal payments on long term notes and capital leases.

        Cash used in investing activities in the twenty-six week period of fiscal 2002 and 2001 totaled $3,086 and $2,998 respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2002, principally for store buildings and store and warehouse fixtures and equipment, are $8,200.

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

	For The Thirteen Week		For The Twenty-Six Week
	Periods Ended		Periods Ended
	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000
Segment Information
Net Sales:
ALCO Discount Stores	$92,976	$90,639	$176,918	$173,343
All Other
External	8,787	8,919	16,639	17,306
Intercompany	49,947	47,376	109,013	105,803
	$151,710	$146,934	$302,570	$296,452

Depreciation and Amortization
ALCO Discount Stores	$1,018	$1,032	$2,023	$2,039
All Other	554	528	1,092	1,069
	$1,572	$1,560	$3,115	$3,108

Income (loss) from Operations:
ALCO Discount Stores	$7,461	$8,408	$13,369	$14,892
All Other	(5,222)	(4,520)	(10,373)	(9,108)
	$2,239	$3,888	$2,996	$5,784
Capital Expenditures:
ALCO Discount Stores	$1,841	$1,036	$2,971	$2,445
All Other	389	404	836	553
	$2,230	$1,440	$3,807	$2,998
Identifiable Assets:
ALCO Discount Stores	$131,097	$133,057	$131,097	$133,057
All Other	38,441	43,369	38,441	43,369
	$169,538	$176,426	$169,538	$176,426

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

	For The Thirteen Week		For The Twenty-Six Week
	Periods Ended		Periods Ended
	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000

Net sales per above segment information	$151,710	$146,934	$302,570	$296,452
Intercompany elimination	(49,947)	(47,376)	(109,013)	(105,803)

Net sales per consolidated statements
of operations	$101,763	$99,558	$193,557	$190,649

Income from operations per above	$2,239	$3,888	$2,996	$5,784
segment information
Inventory method	0	0	0	(175)
Leases	21	2	42	5
Income from operations per consolidated
statements of operations	$2,260	$3,890	$3,038	$5,614

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

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

No legal proceedings except those covered by insurance occurred during the thirteen week period ended July 29, 2001.

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

DUCKWALL-ALCO STORES, INC.

(Registrant)

Date, Sept 11, 2001    /s/Richard A. Mansfield

Richard A. Mansfield

Vice President - Finance

Chief Financial Officer

Signing on behalf of the

registrant and as principal

financial officer