Form 10-Q
period 2001-10-28
DUCKWALL ALCO STORES INC
filed 2001-12-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001

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

   4,149,599 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 28, 2001.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	October 28,	January 28,
	2001	2001
Current assets:	(unaudited)
Cash and cash equivalents	$3,213	$7,851
Receivables	1,743	2,197
Inventories	142,842	123,745
Prepaid expenses	871	553
Total current assets	148,669	134,346

Property and equipment	78,646	75,594
Less accumulated depreciation	47,878	44,712
Net property and equipment	30,768	30,882

Property under capital leases	20,407	20,407
Less accumulated amortization	16,076	15,626
Net property under capital leases	4,331	4,781

Other non-current assets	32	85
Total assets	183,800	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity
	October 28,	January 28,
	2001	2001
Current liabilities:	(unaudited)
Current maturities of:
Long term debt	$461	$564
Capital lease obligations	683	683
Accounts payable	35,310	24,590
Notes payable under revolving loan	30,542	0
Income taxes payable	457	706
Accrued salaries and commissions	3,745	4,800
Accrued taxes other than income	5,082	4,169
Other current liabilities	2,572	2,711
Deferred income taxes	2,004	2,122
Total current liabilities	80,856	40,345

Notes payable under revolving loan	0	25,606
Long term debt - less current maturities	1,152	1,501
Capital lease obligations - less current maturities	6,286	6,799
Other noncurrent liabilities	1,968	1,993
Deferred revenue	716	716
Deferred income taxes	627	628
Total liabilities	91,605	77,588

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,149,599 shares and 4,419,599 shares respectively	1	1
Additional paid-in capital	47,609	49,263
Retained earnings	44,620	43,242
Accumulated other comprehensive income (loss), net of income taxes	(35)	0
Total stockholders' equity	92,195	92,506

Total liabilities and stockholders' equity	$183,800	$170,094

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods		For the Thirty-Nine Week Periods

	October 28, 2001	October 29, 2000	October 28, 2001	October 29, 2000

Net sales	$94,807	$89,263	$288,364	$279,912
Cost of sales	62,265	59,291	192,994	186,329
Gross margin	32,542	29,972	95,370	93,583

Selling, general and administrative	29,515	27,346	86,198	82,121
Depreciation and amortization	1,623	1,550	4,738	4,658
Provision for asset impairment and store closure	0	0	(8)	114
Total operating expenses	31,138	28,896	90,928	86,893

Income from operations	1,404	1,076	4,442	6,690
Interest expense	738	931	2,216	2,478
Earnings before income taxes and
cumulative effect of accounting change	666	145	2,226	4,212
Income tax expense	254	57	848	1,644
Earnings before cumulative effect of
accounting change	412	88	1,378	2,568
Cumulative effect of accounting
change (net of tax)	0	0	0	(173)
Net earnings	$412	$88	$1,378	$2,395

Earnings per share - basic
Earnings before cumulative effect of
accounting change	$0.10	$0.02	$0.33	$0.57
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)
Net earnings	$0.10	$0.02	$0.33	$0.53

Earnings per share - diluted
Earnings before cumulative effect of
accounting change	$0.10	$0.02	$0.33	$0.57
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)
Net earnings	$0.10	$0.02	$0.33	$0.53

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flow
Dollars in Thousands
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	October 28, 2001	October 29, 2000
Cash Flows From Operating Activities:
Net earnings	$1,378	$2,395
Adjustments to reconcile net earnings to net cash
used in operating activities

Loss on disposal and impairment of assets	61	388
Amortization of debt financing costs	53	78
Depreciation and amortization	4,738	4,658
LIFO expense	0	175
Increase in inventories	(19,097)	(17,606)
Increase in accounts payable	10,720	4,287
Decrease in receivables	454	551
Increase in prepaid expenses and other current assets	(318)	(766)
Increase in accrued taxes other than income	913	921
Decrease in accrued salaries and commissions	(1,055)	(1,192)
Decrease in income taxes payable	(249)	(1,843)
Decrease in other liabilities	(318)	(220)
Net cash used in operating activities	(2,720)	(8,174)

Cash Flow From Investing Activities:
Proceeds from sale of property	722	0
Capital expenditures	(4,957)	(4,903)
Net cash used in investing activities	(4,235)	(4,903)

Cash Flow From Financing Activities:
Repurchase of common stock	(1,654)	(2,972)
Increase in revolving loan	4,936	8,357
Principal payments on long term notes	(452)	(977)
Principal payments on capital leases	(513)	(456)
Debt issue costs	0	(44)
Net cash provided by financing activities	2,317	3,908

Net decrease in cash and cash equivalents	(4,638)	(9,169)
Cash and cash equivalents at beginning of period	7,851	14,002
Cash and cash equivalents at end of period	$3,213	$4,833

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

            Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative-effect-type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76, which represents the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment is being amortized to earnings over the period from April 15, 2001 to April 15, 2002 (approximately $61 of the $76 in accumulated other comprehensive income will be recognized in earnings during the fiscal year ended February 3, 2002). During the 13 and 39 week periods ended October 28, 2001, the Company recorded interest expense of $31 ($19 net of tax), and $67 ($41 net of tax), respectively, to amortize the transition adjustment. Subsequent to the adoption of SFAS No. 133, the Company recorded interest expense of $11 and $75 for the 13 and 39 week periods ended October 29, 2001, respectively, to reflect the change in fair value of the interest rate swap agreement.

The components of comprehensive income are as follows:
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 28, 2001	October 28, 2001
Net earnings	$412	$1,378
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	(76)
Other comprehensive income - amortization of cumulative effect adjustment	19	41
Comprehensive Income	$431	$1,343
Comprehensive income for the thirteen and thirty-nine week periods ended October 29, 2000 consisted solely of net earnings.
A summary of changes in accumulated other comprehensive income (loss) for the 13 and 39 week periods ended October 28, 2001 is as follows:

Accumulated other comprehensive income (loss) at beginning of period	($54)	$0
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	(76)
Amortization of accumulated other comprehensive income	19	41
Accumulated other comprehensive income (loss)	(35)	(35)

(4) Earnings Per Share

          Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

October 28, 2001	4,149,599	4,153,559
October 29, 2000	4,421,063	4,449,765

Thirty-Nine Weeks Ended	Basic	Diluted

October 28, 2001	4,206,962	4,208,282
October 29, 2000	4,503,004	4,528,275

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

 The thirteen weeks ended October 28, 2001 and October 29, 2000 are referred to herein as the third quarter of fiscal 2002 and 2001, respectively.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2001 Compared to Thirteen Weeks Ended October 29, 2000.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers.  During the third quarter of fiscal 2002 the Company opened one ALCO store, which was in a new, non-competitive market and closed one ALCO store and one Duckwall store, resulting in a quarter end total of 263 stores.  For the thirty-nine week period ended October 28, 2001, the Company opened three stores and closed seven stores.  As of October 29, 2001, over 80% of the stores were located in non-competitive  markets.  As of the end of the third quarter, the Company had successfully completed the remodel of all of the planned 32 ALCO stores targeted for completion in the current fiscal year.  The Company plans to continue its remodel program next year.

Net sales for the third quarter of fiscal 2002 increased $5,544 or 6.2% to $94,807 compared to $89,263 for the third quarter of fiscal 2001.  Net sales for the prototype Class 18 ALCO stores open the full period in both the third quarter of fiscal 2002 and fiscal 2001 (comparable stores) increased $1,811 or 4.4%.  The  Duckwall variety stores produced an increase of  $498 or 6.7% compared to the third quarter of the prior fiscal year.  Net sales for all stores open the full period increased  $4,376 or 5.1% compared to the third quarter of the prior fiscal year.  The 32 remodeled stores have, on average, experienced double digit increases in sales in the current fiscal year since their remodel.  Feature items and everyday values are emphasized.  In addition to the remodel program, the Company continues to benefit from exciting marketing and merchandising initiatives that are contributing to improved sales.  These include opportunistic buys in various departments, feature programs, expansion of consumables and more emphasis on everyday values and opening price point merchandise.  These programs are designed to increase purchases by our customers while they are shopping.

Net sales for the thirty-nine week period ended October 28, 2001 increased $8,452 or 3.0% to $288,364 compared to $279,912 in the comparable thirty-nine week period of the prior fiscal year.  Net sales of comparable class 18 ALCO stores increased by $3,187 or 2.5% for the thirty-nine week period ended October 28, 2001 compared to the thirty-nine week period of the prior fiscal year.  Net sales for all stores open the full period increased $5,981 or 2.2% for the thirty-nine week period ended October 28, 2001 compared to the thirty-nine week period of the prior fiscal year.

Gross margin for the third quarter of fiscal 2002 increased $2,570 or 8.6% to $32,542 compared to $29,972 in the third quarter of fiscal 2001.  Gross margin was positively impacted by an improved merchandise assortment as well as the mix of sales that included more higher margin items.  Gross margin as a percentage of sales was 34.3% for the third quarter of fiscal 2002 compared to 33.6% in the third quarter of fiscal 2001.  Gross margin as a percentage of sales also benefited from lower markdowns and transportation costs, partially offset by increased shrinkage costs.

 Gross margin for the thirty-nine week period ended October 28, 2001 was $95,370, which was $1,787 or 1.9% higher than last year's thirty-nine week gross margin of $93,583.  As a percent of net sales, gross margin for the thirty-nine week period ended October 28, 2001 was 33.1% compared to 33.4% in the thirty-nine week period of the prior fiscal year.  The reduction in gross margin percentage was attributable to higher transportation costs, as well as the mix of sales and higher shrinkage costs in the first six months of the year.

Selling, general and administrative expense increased $2,169 or 7.9% to $29,515 in the third quarter of fiscal 2002 compared to $27,346 in the third quarter of fiscal 2001.  As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2002 were 31.1%, compared to 30.6% in the third quarter of fiscal 2001.  The increase in the selling, general and administrative expense was due to higher than normal inflationary increases in utilities and insurance costs, and expenses that increased with the implementation of the Company's store remodel program and other marketing, merchandising and operations initiatives.

Selling, general and administrative expenses increased $4,077 or 5.0% to $86,198 for the thirty-nine week period ended October 28, 2001 compared to $82,121 for the comparable thirty-nine week period of the prior fiscal year.  Selling, general and administrative expense as a percent of net sales was 29.9% for the thirty-nine week period ended October 28, 2001, compared to 29.3% for the thirty-nine week period ended October 29, 2000.  The remodel and merchandising initiatives described above also contributed to the increased selling, general and administrative expenses.

Provision for asset impairment and store closure was $0 in the third quarter of both fiscal years.

Provision for asset impairment and store closure was ($8) for the thirty-nine week period ended October 28, 2001 compared to $114 for the comparable thirty-nine week period of the prior fiscal year.  The store closing expense for the stores closed in the current fiscal year was accrued in the prior fiscal year.  The resulting $8 of income was the excess of the accrual for closing over the actual expenses incurred to close the stores.

Depreciation and amortization expense increased $73 or 4.7% to $1,623 in the third quarter of fiscal 2002 compared to $1,550 in the third quarter of fiscal 2001.

Income from operations increased $328 or 30.5% to $1,404 in the third quarter of fiscal 2002 compared to $1,076 in the third quarter of fiscal 2001.  Income from operations as a percentage of net sales was 1.5% in the third quarter of fiscal 2002 compared to 1.2% in the third quarter of fiscal 2001.

Income from operations decreased $2,248 or 33.6% to $4,442 for the thirty-nine week period ended October 28, 2001 compared to $6,690 in the comparable thirty-nine week period of the prior fiscal year.

Interest expense decreased $193 or 20.7% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001.  The reduction of interest expense was primarily due to the lower rate paid on the company's revolving line of credit.

Net earnings for the third quarter of fiscal 2002 were $412, an increase of  $324 or 268.2% over the net earnings of $88 for the third quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility and vendor trade credit financing (increases in accounts payable).

At October 28, 2001 working capital (defined as current assets less current liabilities) was $67,813 compared to $94,001 at the end of fiscal 2001.  The decrease in working capital was due to the classification of the revolving loan as a current liability as it becomes due in April 2002.  While no commitments are in place, management expects to renew or replace the revolving loan prior to April 2002.

Operating activities in the thirty-nine week period of fiscal 2002 used cash in the amount of $2,720 and used cash in the amount of $8,174 in the thirty-nine week period of fiscal 2001.  The decrease in the amount of cash used by operating activities in the thirty-nine week period of fiscal 2002 compared to the thirty-nine week period of fiscal 2001 was primarily due to a larger increase in accounts payable partially offset by an increase in inventory.

Cash used in investing activities in the thirty-nine week periods of fiscal 2002 and 2001 totaled $4,235 and $4,903 respectively.  Total anticipated cash payments for acquisition of property and equipment in fiscal 2002, principally for store buildings and store and warehouse fixtures and equipment, are $7,500.

Cash was provided from financing activities in the thirty-nine week period of fiscal 2002 in the amount of $2,317 and $3,908 in the thirty-nine week period of fiscal 2001.  Cash was received from increasing borrowing under the revolving loan which exceeded cash used for stock redemption, and to make principal payments on long-term notes and capital leases.

Cash used in investing activities in the thirty-nine week periods of fiscal 2002 and 2001 totaled $4,235 and $4,903 respectively.  Total anticipated cash payments for acquisition of property and equipment in fiscal 2002, principally for store buildings and store and warehouse fixtures and equipment, are $7,500.

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

For financial reporting purposes, the Company has established two operating segments: ALCO Discount Stores, and All Other, which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2001

Segment Information

Net Sales:
ALCO Discount Stores	$86,780	$81,415	$263,698	$254,758
All Other
External	8,027	7,848	24,666	25,154
Intercompany	60,931	59,122	169,944	164,925
	$155,738	$148,385	$458,308	$444,837

Depreciation and Amortization
ALCO Discount Stores	$1,064	$1,037	$3,087	$3,076
All Other	559	513	1,651	1,582
	$1,623	$1,550	$4,738	$4,658

Income (expense) from Operations:
ALCO Discount Stores	$6,277	$5,561	$19,646	$20,453
All Other	(4,894)	(4,486)	(15,267)	(13,594)
	$1,383	$1,075	$4,379	$6,859

Capital Expenditures:
ALCO Discount Stores	$726	$1,554	$3,697	$3,999
All Other	424	351	1,260	904
	$1,150	$1,905	$4,957	$4,903

Identifiable Assets:
ALCO Discount Stores	$139,480	$143,911	$139,480	$143,911
All Other	43,417	41,232	43,417	41,232
	$182,897	$185,143	$182,897	$185,143

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

	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended

	October 28,	October 29,	October 28,	October 29,
	2001	2000	2001	2000

Net sales per above segment information	$155,738	$148,385	$458,308	$444,837
Intercompany elimination	(60,931)	(59,122)	(169,944)	(164,925)
Net sales per consolidated statements
of operations	$94,807	$89,263	$288,364	$279,912

Income from operations per above segment information	$1,383	$1,075	$4,379	$6,859
Inventory method	0	0	0	(175)
Leases	21	1	63	6
Income from operations per consolidated
statements of operations	$1,404	$1,076	$4,442	$6,690

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

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that adoption of Statement No. 144 will have a material impact on its operating results or its financial condition.

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

No legal proceedings except those covered by insurance occurred during the thirteen week period ended October 28, 2001.

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

DUCKWALL-ALCO STORES, INC.

(Registrant)

Date, December 11, 2001    /s/Richard A. Mansfield

Richard A. Mansfield

Vice President - Finance

Chief Financial Officer

Signing on behalf of the

registrant and as principal

financial officer