Form 10-K
period 2002-03-02
DUCKWALL ALCO STORES INC
filed 2002-04-29
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2002

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes   X          No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the 1,544,886 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $20,315,251 on March 1, 2002, based on a closing sale price of $13.15.  As of March 1, 2002, there were 4,151,537 shares of Common Stock outstanding.

Documents incorporated by reference:  portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.          BUSINESS

History

Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores.  In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store.   In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer.  This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size.  As of April 26, 2002, the Company operates 262 retail stores located in the central United States, consisting of 174 ALCO retail discount stores and 88 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785)263-3350.

General

The Company is a regional retailer operating 262 stores in 21 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market.  The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company's smaller Duckwall variety stores offer a more limited selection of similar merchandise.

Of the Company's 174 ALCO discount stores, 137 stores are located in communities that do not have another full-line discounter.  The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other full-line discount competitors in the market.  The ALCO discount stores account for 92% of the Company's net sales.  While the current ALCO stores average 20,900 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space ("Class 18 Stores"), which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores.

The Company's 88 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 8% of the Company's net sales, average approximately 5,700 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offer the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

The Company's focus over the last two fiscal years has been to implement new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. One of the initiatives was a remodel program. In Fiscal 2002, the Company remodeled 32 stores. These stores feature an improved merchandise mix, with greater emphasis on everyday low values that are highlighted through a new and more dominant sign program. On average, the remodeled stores have generated significant same-store sales increases, and the Company plans to continue its remodeling program next year. New store growth has been slowed during the last two fiscal years. As same store sales growth and corresponding improved operating performance continue, the Company intends to re-focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to  commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in its closing of existing stores. Since 1991, the Company has opened 122 ALCO discount stores (with an approximate average size of 18,500 square feet of selling space) and 87 Duckwall variety stores. Except for eight stores, each of the new ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

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

Store Expansion: The Company's expansion program is designed primarily around the prototype Class 18 Store. This prototype details for each new store plans for shelf space, merchandise presentation, store items to be offered, parking, storage, as well as other store design considerations. The 18,000 square feet of selling space is large enough to permit a full line of the Company's merchandise, while minimizing capital expenditures, required labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed. The Company's expansion strategy for its Duckwall variety stores is based on opportunities presented to the Company in smaller communities where there is a need and where existing premises are available for lease with a relatively low cost and which provide the Company with limited downside exposure.

Technology: The Company is continually improving its management information technologies to support the operation of the Company. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new point-of-sale ("POS") store software that has extended the life and capabilities of its POS hardware. In conjunction with this roll-out of POS software, the stores received radio frequency hand held devices to allow for additional operating efficiencies. The Company also devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant. In fiscal 2001 and fiscal 2002, the Company continued to devote resources to development of long-term projects that are expected to improve operational efficiencies and performance, including the selection of a warehouse management software package that is expected to go into production in fiscal 2003.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 8 to 28 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate. During fiscal 2002, these circulars were distributed 35 times in ALCO markets. In its Duckwall markets, the Company advertises approximately 13 times a year during seasonal promotions. The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing. During fiscal 1999, the Company began market research and planning for the initial roll-out in fiscal 2000, of its new pricing strategy "Down Home Savings". This strategy has benefited customers by offering sharper prices everyday on products that typically would have been subject to promotional pricing and markdowns. During fiscal 2003, the Company will distribute approximately 35 circulars in ALCO markets, and advertise approximately 13 times during seasonal promotions in the Duckwall stores.

Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 3 to 5 ALCO stores during fiscal year 2003, and approximately 4 ALCO stores during each of the fiscal years 2004 and 2005.

The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. Since fiscal 1995, the Company has opened a total of 90 ALCO stores with an average selling area of approximately 18,500 square feet, and 67 Duckwall stores. The following table summarizes the Company's growth during the past three fiscal years:

							Year-to-Date
	2000		2001		2002		2003
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	12	9	5	0	4	0	0	0
Stores Closed	5	4	4	3	2	5	2	0
Net New Stores	7	5	1	(3)	2	(5)	(2)	0

The Company intends to primarily utilize the 18,000 square foot store profile for new ALCO store openings. Currently, the Company owns 13 ALCO and 2 Duckwall locations, and leases 161 ALCO and 86 Duckwall store locations. The Company's present intention is to lease all new Duckwall stores. The Company may own some of the ALCO locations, but will generally try to lease these store locations.

Before entering a new market with an ALCO or Duckwall store, the Company analyzes and screens available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market. The process involves an objective review of selection criteria including, among other factors, distance and drive time to discount retail competitors, demographics, retail sales levels, existence and stability of major employers, location of county government and distance from the Company's distribution center. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site. There are currently over 100 communities known by the Company to have met the Company's ALCO and Duckwall initial market selection process. The Company is in the site selection and/or procurement process in approximately 20 of those markets, each of which has been approved by the Company for a new store location.

The estimated investment to open a new Class 18 Store is approximately $1.375 million for the land, building, equipment, and inventory.

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

Purchasing

Procurement and merchandising of products is directed by the Company's Senior Vice President - Merchandise, who reports to the Company's President. The Senior Vice President - Merchandise is supported by a staff of three Vice President - Divisional Merchandise Managers who are each responsible for specific product categories. The Company employs 24 merchandise buyers and two assistant buyers who each report to a Vice President - Divisional Merchandise Manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,200 suppliers. The Company generally does not utilize long-term supply contracts. No single supplier accounted for more than 5% of the Company's total purchases in fiscal 2002 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2003, promotions on various items will be offered approximately 34 times through advertising circulars. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 174 ALCO discount stores and 88 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. This distribution center ships to each of the Company's stores once a week, primarily through irregular route common carriers. The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") for delivery to the stores. The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

The Subsidiary acts as a contract carrier for the Company in transporting goods to and from its stores. The Subsidiary leases and uses five tractors and 24 trailers for such deliveries.

Management Information Systems

The Company has committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning.

In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new POS store software that has extended the life and capabilities of its POS hardware. In conjunction with this roll-out of POS software, the stores received radio frequency hand held devices to allow for additional operating efficiencies. In fiscal 2001 and fiscal 2002, the Company continued to devote resources to development of long-term projects that will improve operational efficiencies and performance, including the selection of a warehouse management software package that is expected to go into production in fiscal 2003.

Approximately 1,000 of the Company's merchandise suppliers currently participate in the Company's electronic data interchanges ("EDI") system, which makes it possible for the Company to place purchase orders electronically. Many of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company.

Store Locations

As of April 26, 2002, the Company operated 174 ALCO stores in 21 states located in smaller communities in the central United States.  Of the ALCO stores, 13 are owned by the Company and 161 are leased to the Company.  The ALCO stores average approximately 20,900 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration.  The Company also operates 88 Duckwall stores in 11 states, two of which are owned by the Company, and 86 of which are leased by the Company.  The geographic distribution of the Company's stores is as follows:

Duckwall Stores (88)
Arkansas (1)	Colorado (6)	Iowa (6)	Kansas (37)	Missouri (1)	Nebraska (8)
New Mexico (1)	North Dakota (1)	Oklahoma (8)	South Dakota (3)	Texas (16)

ALCO Stores (174)
Arizona (6)	Arkansas (6)	Colorado (11)	Idaho (3)	Illinois (8)	Indiana (14)
Iowa (8)	Kansas (24)	Minnesota (7)	Missouri (3)	Montana (1)	Nebraska (16)
New Mexico (8)	North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (8)	Texas (23)
Utah (3)	Wisconsin (1)	Wyoming (3)

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

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 26 of its ALCO markets, and another 11 ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturers outlets, and the internet. In the 124 markets in which the Company operates a Class 18 Store, there is no direct competition from a national or regional full-line discount retailer. The Company competes with dollar stores in approximately two-thirds of its ALCO stores and approximately forty percent of its Duckwall stores.

Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 26, 2002.

	Name	Age	Position
	Glen L. Shank	57	Chairman of the Board and President
	James E. Schoenbeck	58	Senior Vice President - Operations and Advertising
	James R. Fennema	51	Senior Vice President - Merchandise
	Richard A. Mansfield	46	Vice President - Finance and Treasurer
________	Tom L. Canfield, Jr.	48	Vice President - Distribution and Administration

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company. Mr. Shank has approximately 35 years of experience in the retail industry.

James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 28 years of experience in the retail industry.

James R. Fennema has served as Vice President - Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England" and the mid-Atlantic states of the . For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional chain discount retailer. Mr. Fennema has approximately 29 years of experience in the retail industry.

Richard A. Mansfield has served as Vice President - Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the Midwest". For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 21 years of experience in the retail industry.

Tom L. Canfield, Jr. has served as Vice President - Distribution and Administration since 1992. From 1973 to 1992, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 29 years of experience in the retail industry.

Employees

As of April 26, 2002, the Company employed approximately 5,200 people, of whom approximately 500 were employed in the general office and distribution center in Abilene, 4,100 in the ALCO stores and 600 in the Duckwall stores. Approximately 3,000 additional employees are hired on a seasonal basis, most of whom are sales personnel. There is no collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.

ITEM 2.          PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution  (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

Thirteen of the ALCO stores and two of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased to the Company. Such ALCO leases expire as follows: approximately 369,922 square feet (8.2%) expire between April 26, 2002 and February 2, 2003; approximately 655,864 square feet (14.5%) expire between February 3, 2003 and February 1, 2004; and approximately 499,849 square feet (11.1%) expire between February 2, 2004 and January 31, 2005. The remainder expire through 2021. All Duckwall store leases have terms remaining of five years or less.

ITEM 3.          LEGAL PROCEEDINGS.

Neither the Company nor any of its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 3, 2002.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "DUCK" The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2002 and 2001.

		High	Low
Fiscal 2001	First quarter	$9.25	$7.50
	Second quarter	10.13	7.78
	Third quarter	9.63	7.63
	Fourth quarter	8.75	4.63

Fiscal 2002	First quarter	$7.25	$5.25
	Second quarter	8.80	6.32
	Third quarter	8.85	6.90
	Fourth quarter	11.03	7.81

As of April 5, 2002, there were approximately 1,302 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years. The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2003.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	491,550	9.42	87,061
Equity compensation plans
not approved by security
holders	0		0
Total	491,550	9.42	87,061

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

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
Statements of Operations Data	2002	2001	2000	1999	1998
Net sales	$411,871	$390,584	$380,504	$363,509	$323,254
Cost of sales	277,272	262,040	252,691	239,442	212,982
Gross margin	134,599	128,544	127,813	124,067	110,272
Selling, general and administrative expenses (including
provision for asset impairment and store closure)	117,764	111,535	107,168	102,357	89,661
Depreciation and amortization	6,380	6,233	6,396	5,974	4,805
Income from operations	10,455	10,776	14,249	15,736	15,806
Interest expense	2,778	3,254	3,672	4,234	3,525
Earnings before income taxes	7,677	7,522	10,577	11,502	12,281
Income tax expense	2,923	2,843	4,019	4,287	4,790
Earnings before cumulative effect of accounting change	4,754	4,679	6,558	7,215	7,491
Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 and $611 in 1999 (1) (2)	0	-173	0	-956	0
Net earnings	$4,754	$4,506	$6,558	$6,259	$7,491

Per Share Information:
Earnings per share - basic:
Earnings before cumulative effect of accounting change	$1.13	$1.04	$1.32	$1.41	$1.47
Cumulative effect of accounting change	0.00	-0.04	0.00	-0.19	0.00
Net earnings	$1.13	$1.00	$1.32	$1.22	$1.47

Earnings per share - diluted:
Earnings before cumulative effect of accounting change	$1.13	$1.04	$1.32	$1.40	$1.46
Cumulative effect of accounting change	0.00	-0.04	0.00	-0.19	0.00
Net earnings	$1.13	$1.00	$1.32	$1.21	$1.46

Weighted average shares outstanding:
Basic	4,191,809	4,482,153	4,967,332	5,111,461	5,096,322
Diluted	4,207,560	4,501,106	4,967,332	5,154,860	5,148,818

Operating Data
Stores open at year-end	264	267	269	257	225
Stores in non-competitive markets at year-end (3)	221	222	220	206	176
Percentage of total stores in
non-competitive markets (3)	83.71%	83.15%	81.78%	80.20%	78.20%
Net sales of stores in non-competitive markets (3)	$317,585	$299,713	$281,263	$259,524	$224,117
Percentage of net sales from stores in
non-competitive markets (3)	77.12%	76.70%	73.90%	71.40%	69.30%
Comparable store sales for all stores (4)	2.90%	0.40%	-0.10%	0.90%	0.60%
Comparable store sales for stores in
non-competitive markets (3)(4)	2.94%	1.80%	1.80%	1.40%	1.60%

Balance Sheet Data
Total assets	$165,286	$170,094	$178,179	$172,474	$158,114
Total debt (includes capital lease
obligation and current maturities)	26,437	35,153	41,761	45,608	39,718
Stockholders' equity	95,590	92,506	90,218	86,426	80,394

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

The Company's fiscal year ends on the Sunday closest to January 31. Fiscal 2002 consisted of 53 weeks, and Fiscal 2001 and 2000 each consisted of 52 weeks.

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

Critical Accounting Policies

As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method ("RIM") used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin.

Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of February 3, 2002, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $1,355,000.

Management believes that the Company's RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

The Company considers determination of impairment of long-lived assets as a critical accounting policy because determination as to whether the long-lived assets of a store are impaired and, if impaired, the fair value of such assets requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the store over an extended period of time will equal or exceed the carrying value of such assets. Management uses the best information available to make the determination; however, actual future cash flows for the store may vary significantly from the cash flows projected in conjunction with the impairment assessment. The potential impact on the financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a store are significantly under estimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are over estimated. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's accounting policy for impairment of long-lived assets.

Results of Operations

The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2002	2001	2000
Net sales	100.00%	100.00%	100%
Cost of sales	67.3	67.1	66.4
Gross margin	32.7	32,9	33.6
Selling, general and administrative expenses	28.4	28.2	28.1
Depreciation and amortization	1.6	1.6	1.7
Provision for asset impairment and store closure	0.1	0.4	0.1
Total operating expenses	30.1	30.2	29.9
Income from operations	2.6	2.7	3.7
Interest expense	0.7	0.8	1.0
Earnings before income taxes	1.9	1.9	2.7
Income tax expense	0.7	0.7	1.0
Earnings before cumulative effect of accounting change	1.2	1.2	1.7
Cumulative effect of accounting change, net of tax	0.0	0.0	0.0
Net earnings	1.2%	1.2%	1.7%

Fiscal 2002 Compared to Fiscal 2001

Net sales for fiscal 2002 increased $21.3 million or 5.5% to $411.9 million compared to $390.6 million for fiscal 2001. During fiscal 2002, the Company opened 4 ALCO stores, all of which were in new non-competitive markets. Two ALCO and five Duckwall stores were closed, resulting in a year end total of 264 stores. The increase in net sales was due to new stores opened over the last two fiscal years, a comparable store sales increase of 3.0%, and $5.9 million in sales from the extra week in Fiscal 2002 compared to Fiscal 2001. Net sales for all stores open the full year in both fiscal 2002 and 2001 (comparable stores), increased by $11.0 million or 2.9% in fiscal 2002 compared to fiscal 2001. Sales in the Class 18 Stores, the main focus of the Company's expansion efforts, increased $5.5 million, or 3.1%. Sales strengthened in the second half of the year due to the success of the ongoing store remodeling program, along with other merchandising and marketing initiatives designed to improve sales.

Gross margin for fiscal 2002 increased $6.1 million, or 4.7%, to $134.6 million compared to $128.5 million in fiscal 2001. As a percentage of net sales, gross margin decreased to 32.7% in fiscal 2002 compared to 32.9% in fiscal 2001. The decline in the gross margin percentage was attributable to higher transportation costs and shrinkage. Gross margin for the first two quarters of the fiscal year declined from 33.4% in fiscal 2001 to 32.5% in fiscal 2002, due to an unfavorable mix of sales, higher transportation costs and shrinkage. The results of the third and fourth quarters were favorably impacted by a more favorable mix of sales, due in part to the store remodel program and other merchandising and marketing initiatives. Gross margin for the third and fourth quarters increased from 32.5% in fiscal 2001 to 32.9% in fiscal 2002.

Selling, general and administrative expenses increased $7.1 million or 6.5% to $117.2 million in fiscal 2002 compared to $110.0 million in fiscal 2001, primarily due to higher insurance and distribution center costs. As a percentage of net sales, selling, general and administrative expenses were 28.4% in fiscal 2002 and 28.2% in fiscal 2001. Selling, general and administrative expense was unfavorably impacted by the sale-leaseback transaction for $2.1 million that was completed at the end of fiscal year 2001. The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

The provision for asset impairment and store closure decreased $901,000, or 60%, to $601,000 in fiscal 2002 compared to $1.5 million in fiscal 2001. Those amounts comprise $498,000 for asset impairment and $103,000 for store closing in fiscal 2002, and $1.2 million for asset impairment and $320,000 for store closing in fiscal 2001. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. For purposes of determining impairment, assets are grouped at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. A provision for store closure expense is recorded in the period the decision to close a store is made and a definitive plan of closure for such store is put in place that will be completed in the near term. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. Store closure expense represents costs to close 2 ALCO and 2 Duckwall stores in fiscal 2002, and 4 ALCO stores and 4 Duckwall stores in fiscal 2001. Included in store closure expense are expenses accrued for stores expected to be closed as well as others closed during the current year. Because there is a smaller investment in fixtures and leasehold costs, the cost to close a Duckwall store is smaller than the cost to close an ALCO store. During fiscal 2002 a provision for impairment had been recorded for two fuel centers for which operations had not been closed nor had a decision been made to close. Depreciation expense that the Company will not experience as a result of the assets impaired in fiscal 2002 will be approximately $89,000 for fiscal 2003.

Income from operations decreased $321,000, or 3.0%, to $10.5 million in fiscal 2002 compared to $10.8 million in fiscal 2001. Income from operations as a percentage of net sales decreased to 2.5% in fiscal 2002 from 2.7% in fiscal 2001.

 Interest expense decreased $476,000, or 14.6%, in fiscal 2002 compared to fiscal 2001. The reduction in interest expense is due primarily to lower interest rates.

Income taxes were $2.9 million in fiscal 2002 compared to $2.8 million in fiscal 2001. The Company's effective tax rate was 38.1% in fiscal 2002 and 37.8% in fiscal 2001.

 Earnings before the cumulative effect of accounting change for fiscal 2002 increased by $75,000, or 1.6%, to $4.8 million compared to $4.7 million in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Net sales for fiscal 2001 increased $10.1 million or 2.7% to $390.6 million compared to $380.5 million for fiscal 2000. During fiscal 2001, the Company opened 5 ALCO stores, all of which were in new non-competitive markets. Seven stores were closed, resulting in a year end total of 267 stores. Substantially all of the increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2001 and 2000 (comparable stores), increased by $1.5 million or .4% in fiscal 2001 compared to fiscal 2000. Sales in the Class 18 Stores, the main focus of the Company's expansion efforts, increased $2.4 million, or 1.5%. Sales softened in the second half of the year as consumer spending in the Company's small markets was impacted by higher interest rates, high transportation and home heating costs, and a weak farm economy.

Gross margin for fiscal 2001 increased $0.7 million, or 0.6%, to $128.5 million compared to $127.8 million in fiscal 2000. As a percentage of net sales, gross margin decreased to 32.9% in fiscal 2001 compared to 33.6% in fiscal 2000. The decline in the gross margin percentage was attributable to higher transportation costs, markdowns, and the mix of sales.

Selling, general and administrative expenses increased $3.3 million or 3.1% to $110.0 million in fiscal 2001 compared to $106.7 million in fiscal 2000, primarily due to higher advertising and utilities costs. Also included are expenses associated with the development and implementation of key initiatives that are designed to improve sales and profits in fiscal 2002 and future years. As a percentage of net sales, selling, general and administrative expenses was 28.2% in fiscal 2001 and 28.1% in fiscal 2000. Selling, general and administrative expense was unfavorably impacted by the sale-leaseback transaction for $6.1 million that was completed at the end of fiscal year 2000. The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

The provision for asset impairment and store closure increased $1.0 million, or 224%, to $1.5 million in fiscal 2001 compared to $0.5 million in fiscal 2000. Those amounts comprise $1.2 million for asset impairment and $320,000 for store closing in fiscal 2001, and $294,000 for asset impairment and $169,000 for store closing in fiscal 2000. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. For purposes of determining impairment, assets are grouped at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. A provision for store closure expense is recorded in the period the decision to close a store is made and a definitive plan of closure for such store is put in place that will be completed in the near term. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. Store closure expense represents costs to close 4 ALCO stores and 4 Duckwall stores in fiscal 2001, and 3 ALCO and 5 Duckwall stores in fiscal 2000. Included in store closure expense are expenses accrued for stores expected to be closed as well as others closed during the current year. Because there is a smaller investment in fixtures and leasehold costs, the cost to close a Duckwall store is smaller than the cost to close an ALCO store. At the end of fiscal 2001 a provision for impairment had been recorded for 6 ALCO and 5 Duckwall stores for which stores had not been closed nor had a decision been made to close such stores. Depreciation expense that the Company will not experience as a result of these impairments will be approximately $210,000 for fiscal 2002.

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

Seasonality and Quarterly Results

The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2000, 2001, and 2002.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
		(dollars in millions)

Fiscal 2000	Net Sales	$87.0	$94.2	$87.6	$111.7
	Gross Margin	29.1	31.9	30.7	36.1
	Income from operations	2.0	3.9	2.6	5.7
	Net Earnings	0.7	1.9	1.0	3.0

Fiscal 2001	Net Sales	91.1	99.5	89.3	110.7
	Gross Margin	30.3	33.3	30.0	34.9
	Income from operations	1.7	3.9	1.1	4.1
	Net Earnings (1)	0.6	1.9	0.1	2.1

Fiscal 2002	Net Sales	91.8	101.8	94.8	123.5
	Gross Margin	29.7	33.2	32.5	39.2
	Income from operations	0.8	2.3	1.4	6.0
	Net Earnings	0.1	0.9	0.4	3.4

(1) Represents earnings before the cumulative effect of accounting change

The Company's business is subject to seasonal fluctuations. The Company's highest sales levels occur in the fourth quarter of its fiscal year which includes the Christmas holiday selling season. The Company's results of operations in any one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full fiscal year. The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of the new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can, therefore, significantly affect the quarterly results of operations. Also, refer to Impact of Change in Accounting Principle and Note 10 to the Consolidated Financial Statements regarding the impact of the accounting change on quarterly results.

Inflation

Management does not believe that its merchandising operations have been materially affected by inflation over the past few years. The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

The Company's operating expenses have been impacted by increases in general and medical insurance, as well as competitive pressures in wages in selected markets. See additional discussion of wages in the "Government Regulation" section.

Liquidity and Capital Resources

At the end of fiscal 2002, working capital (defined as current assets less current liabilities) was $71.1 million compared to $94.0 million at the end of fiscal 2001 and $95.9 million at the end of fiscal 2000. The decrease in working capital was due to the classification of the revolving loan as a current liability as it became due on April 15, 2002. On April 15, 2002, that revolving loan was replaced with a new revolving loan that matures in April 2006.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal years 2002, 2001 and 2000, the Company completed a sale-leaseback of a number of its owned stores. The proceeds from these transactions amounted to $0.6 million, $2.0 million and $6.1 million in fiscal years 2002, 2001 and 2000, respectively.

Cash provided by operating activities aggregated $11.1 million, $7.3 million, and $10.5 million, in fiscal 2002, 2001 and 2000, respectively. The increase in cash provided in fiscal 2002 relative to fiscal 2001 resulted primarily from an increase in income taxes payable as well as a similar balance in accounts payable at the end of each fiscal year. The decrease in cash provided in fiscal 2001 relative to fiscal 2000 resulted primarily from earnings as well as a decrease in accounts payable.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit. The loan agreement expires in April 2006. The Company had borrowings available at February 3, 2002 under the revolving loan credit facility amounting to $49.2 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

In fiscal 2002, the Company made net cash payments on its revolving credit facility of $7.5 million, made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $1.7 million of Company stock. In fiscal 2001, the Company made net cash payments on its revolving credit facility of $4.8 million, made cash payments of $1.8 million to reduce its long-term debt and capital lease obligations, and repurchased $3.0 million of Company stock. In fiscal 2000, the Company made net cash payments on its revolving credit facility of $178,000, made cash payments of $3.7 million to reduce its long-term debt and capital lease obligations, and repurchased $2.8 million of Company stock. The Company executed operating leases for 36 additional stores during the three year period ending in fiscal 2002. The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 4 new stores were opened in fiscal 2002 and 3 to 5 new stores are expected to be opened in fiscal 2003. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company's planned expansion.

Cash used for acquisition of property and equipment in fiscal 2002, 2001 and 2000 totaled $6.0 million, $5.9 million, and $6.4 million, respectively. A sale-leaseback of store buildings was completed in the amount of $0.6 million, $2.0 million, and $6.1 million in fiscal 2002, 2001, and 2000, respectively. This resulted in net cash used for acquisition of property and equipment in fiscal 2002, 2001, and 2000 of $5.4 million, $3.9 million, and $0.3 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 2003, principally for store buildings and fixtures, are $7.5 million.

During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program"). During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Company's credit facility. As of February 3, 2002, the Company had purchased and retired 1,010,300 shares of Common Stock for $8.1 million, which represents 20% of its outstanding shares.

The following table summarizes the Company's significant contractual obligations payable as of February 3, 2002 (in thousands). The long-term debt payments represent principle payments only. Amounts due under the Company's revolving loan credit facility (principle balance of $18,137 as of February 3, 2002) are not included in this table. The revolving loan which the Company obtained on April 15, 2002 is due in April 2006.

	Payments due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt	1,501	469	1,032	0	0
Capital Lease Obligations	10,180	1,457	2,768	2,567	3,388
Operating Leases	72,334	10,704	16,590	12,368	32,672

Total contractual cash obligations	84,015	12,630	20,390	14,935	36,060

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 4 ALCO stores in the current fiscal year and at least 4 ALCO stores in both fiscal 2004 and 2005. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control. These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

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

In 1996, Congress enacted The Small Business Job Protection Act of 1996 (the "Act"), raising the hourly minimum wage from $4.75 to $5.15 effective as of September 1, 1997. The majority of the Company's store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act increased the Company's payroll expense. Additional increases in the minimum wage could have a material impact on the results of the Company's operations if it is unable to pass those increased costs on to customers or if sales are not increasing at a rate large enough to offset the impact.

Control by Significant Stockholder

Kansas Public Employees Retirement System ("KPERS") and Jeffrey Macke are principal stockholders of the Company, beneficially owning approximately 17% and 13%, respectively, of the outstanding shares of Common Stock of the Company as of March 1, 2002.

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

Dependence on Officers

The development of the Company's business has been largely dependent on the efforts of its current management team headed by Glen L. Shank and sixteen other officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

No Recent Dividend Payments; Restrictions on Payment of Dividends

The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock. The Company's revolving loan credit facility currently allows the payment of cash dividends unless certain loan covenants are triggered.

Impact of Change in Accounting Principle

Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of that year. Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway. Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 2001 is to increase (decrease) such amounts by $(38,000), $(211,000), and $(.05), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 31, 2000 has been reported in the accompanying financial statements. Financial statements for fiscal 2000 and prior periods have not been restated. The Company believes the pro forma effect on net earnings and earnings per share for fiscal 2000 and 1999, as if the new accounting method had been applied consistently during such periods, is not material.

New Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Management believes that the adoption of SFAS No. 144 will not have a significant impact on the financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains a secured line of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases.

Under this loan agreement, the Company converted $30,000,000 from the revolving rate loan to a 7.23% fixed rate loan on April 15, 1998. Borrowings by the Company subsequent to April 15, 2001 were obtained pursuant to the Revolving Rate Loan (balance of $3,137,000 as of February 3, 2002) or LIBOR Rate loan (balance of $15,000,000 as of February 3, 2002) provisions of the revolving loan credit facility.

The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000,000 whereby the Company pays a fixed rate of interest and receives interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate its interest rate risk under the LIBOR rate loan.

On April 15, 2002, the Company replaced the existing line of credit with a new line of credit with Fleet Retail Finance Inc. that expires in April 2006. The credit line available is $70,000,000, which carries a variable rate of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statement Schedules:

No financial statement schedules are included as they are
not applicable to the Company.

Independent Auditors' Report

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 3, 2002 and January 28, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three‑year period ended February 3, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 3, 2002, January 28, 2001, and January 30, 2000, and the results of their operations and their cash flows for each of the years in the three‑year period ended February 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 of notes to consolidated financial statements, the Company changed its method of accounting for layaway sales in the year ended January 28, 2001.

/s/ KPMG LLP

Wichita, Kansas

March 13, 2002

  DUCKWALL-ALCO STORES, INC