Form 10-Q
period 2002-05-05
DUCKWALL ALCO STORES INC
filed 2002-06-18
CIK 30302

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2002

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

4,235,562 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 5, 2002.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	May 5,	February 3,
	2002	2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$6,827	$3,219
Receivables	1,442	1,663
Inventories	127,422	125,165
Prepaid expenses	1,907	959

Total current assets	137,598	131,006

Property and equipment	79,554	78,521
Less accumulated depreciation	49,390	48,723

Net property and equipment	30,164	29,798

Property under capital leases	20,407	20,407
Less accumulated amortization	16,368	16,226

Net property under capital leases	4,039	4,181

Other non-current assets	295	15
Deferred income taxes	286	286

Total assets	$172,382	$165,286

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity

	May 5,	February 3,
	2002	2002
Current liabilities:	(Unaudited)
Current maturities of:
Long term debt	$476	$469
Capital lease obligations	703	703
Accounts payable	32,673	24,511
Notes payable under revolving loan	0	18,137
Income taxes payable	831	3,677
Accrued salaries and commissions	4,747	4,289
Accrued taxes other than income	4,124	4,080
Other current liabilities	2,242	2,581
Deferred income taxes	1,420	1,458

Total current liabilities	47,216	59,905

Notes payable under revolving loan	18,335	0
Long term debt - less current maturities	910	1,032
Capital lease obligations - less current maturities	5,920	6,096
Other noncurrent liabilities	2,208	1,947
Deferred revenue	754	716

Total liabilities	75,343	69,696

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,235,562 shares and 4,149,599 shares respectively	1	1
Additional paid-in capital	48,511	47,609
Retained earnings	48,527	47,996
Accumulated other comprehensive income (loss),
net of income taxes	0	(16)
Total stockholders' equity	97,039	95,590

Total liabilities and stockholders' equity	$172,382	$165,286

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods

	May 5, 2002	April 29, 2001

Net sales	$96,777	$91,794
Cost of sales	64,551	62,139
Gross margin	32,226	29,655

Selling, general and administrative	29,311	27,342
Depreciation and amortization	1,620	1,543
Provision for asset impairment and store closure	6	(8)
Total operating expenses	30,937	28,877

Income from operations	1,289	778
Interest expense	450	741
Earnings before income taxes	839	37
Income tax expense	308	14
Net earnings	$531	$23

Earnings per share - basic	$0.13	$0.01
Earnings per share - diluted	$0.12	$0.01

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)
	For the Thirteen Week
	Periods Ended
	May 5, 2002	April 29, 2001
Cash Flows From Operating Activities:
Net earnings	$531	$23
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities
Amortization of debt financing costs	20	18
Depreciation and amortization	1,620	1,543
Loss on disposal and impairment of assets	0	87
Increase in inventories	(2,257)	(7,864)
Increase in accounts payable	8,162	7,589
Decrease in receivables	221	98
(Increase) decrease in prepaid expenses	(948)	93
Increase in accrued taxes other than income	44	723
Increase (decrease) in accrued salaries and commissions	458	(1,978)
Decrease in income taxes payable	(2,846)	(183)
Decrease in deferred income taxes	38	0
Increase in deferred revenue	(38)	0
Decrease in other liabilities	(62)	(890)
Net cash provided by (used in) operating activities	4,943	(741)

Cash Flows From Investing Activities:
Proceeds from sale of property	1,036	0
Capital expenditures	(2,880)	(1,577)
Net cash used in investing activities	(1,844)	(1,577)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	902	0
Repurchase of common stock	0	(1,654)
Increase in revolving loan	198	1,733
Principal payments on long term notes	(115)	(179)
Principal payments on capital leases	(176)	(171)
Debt issue costs	(300)	0
Net cash provided by (used in) financing activities	509	(271)

Net increase (decrease) in cash and cash equivalents	3,608	(2,589)
Cash and cash equivalents at beginning of period	3,219	7,851
Cash and cash equivalents at end of period	$6,827	$5,262

See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Notes to Unaudited Consolidated Financial Statements

 (1) Basis of Presentation

The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2002 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2)  Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company entered into an interest rate swap agreement in December, 2000 with a notional principal amount of $10,000 whereby the Company paid a fixed rate of interest and received interest based on LIBOR for the period from April 15, 2001 to April 15, 2002. The purpose of the interest rate swap agreement was to mitigate the Company's interest rate risk under its revolving credit facility.

Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative‑effect‑type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76 on January 30, 2001, which represents the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment was amortized to earnings over the period from April 15, 2001 to April 15, 2002. During the thirteen weeks ended May 5, 2002 and April 29, 2001, respectively, the Company recorded interest expense of $26 ($16 net of tax), and $5 ($3 net of tax) to amortize the cumulative effect adjustment.

The components of comprehensive income are as follows:
	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 5, 2002	April 29, 2001
Net earnings	$531	$23
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	(76)
Other comprehensive income - amortization of cumulative effect adjustment	16	3
Comprehensive Income	$547	($50)

A summary of changes in accumulated other comprehensive income (loss) for the 13 week periods ended May 5, 2002 and April 29, 2001 is as follows:

Accumulated other comprehensive income (loss) at beginning of period	($16)	$0
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	(76)
Amortization of accumulated other comprehensive income	16	3
Accumulated other comprehensive income (loss)	$0	($73)

(4) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ending	Basic	Diluted

May 5, 2002	4,171,462	4,320,427
April 29, 2001	4,321,687	4,321,687

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended May 5, 2002 and April 29, 2001 are referred to herein as the first quarter of fiscal 2003 and 2002 respectively.

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

 RESULTS OF OPERATIONS

 Thirteen Weeks Ended May 5, 2002 Compared to Thirteen Weeks Ended April 29, 2001.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2003 the Company opened 1 ALCO store, which was in a new, non-competitive market. The Company also closed 2 ALCO stores during the first quarter of fiscal 2003. As of May 5, 2002 over 80% of the 263 stores are in non-competitive markets.

Net sales for the first quarter of fiscal 2003 increased $4,983 or 5.4% to $96,777 compared to $91,794 for the first quarter of fiscal 2002. When sales are compared with the similar period in the prior year, which ended on May 6, 2001, sales rose $4,439 or 4.8%, with same store sales rising $2,777, or 3.1%.

Gross margin for the first quarter of fiscal 2003 increased $2,571 or 8.7% to $32,226 compared to $29,655 in the first quarter of fiscal 2002. Gross margin as a percentage of sales was 33.3% for the first quarter of fiscal 2003 compared to 32.3% for the first quarter of fiscal 2002. The higher gross margin percent in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to lower markdowns, a more favorable mix of sales, and reduced shrinkage.

Selling, general and administrative expense increased $1,969 or 7.2% to $29,311 in the first quarter of fiscal 2003 compared to $27,342 in the first quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 2003 were 30.3%, compared to 29.8% in the first quarter of fiscal 2002. The increase was due to higher incentive compensation and insurance costs, as well as the absence of vendor participation in advertising that was associated with the Company's centennial celebration last year.

Depreciation and amortization expense increased $77 or 5.0% to $1,620 in the first quarter of fiscal 2003 compared to $1,543 in the first quarter of fiscal 2002.

Provision for asset impairment and store closure was $6 in the first quarter of fiscal 2003 compared to ($8) in the first quarter of fiscal 2002.

Income from operations increased $511 or 65.7% to $1,289 in the first quarter of fiscal 2003 compared to $778 in the first quarter of fiscal 2002. Income from operations as a percentage of net sales was 1.3% in the first quarter of fiscal 2003 compared to 0.8% in the first quarter of fiscal 2002.

Interest expense decreased $291 or 39.3% in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

Net earnings for the first quarter of fiscal 2003 were $531, an increase of $508 from the net earnings of $23 for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At May 5, 2002 working capital (defined as current assets less current liabilities) was $90,382 compared to $71,101 at the end of fiscal 2002. The increase in working capital was due to the classification of the revolving loan as a long term liability as it was replaced by a Senior Secured Revolving credit facility on April 15, 2002. The new revolving credit facility provides a line of credit up to $70 million, subject to borrowing base limitations, for a four year term ending in April 2006.

Cash generated (used) by operating activities in the first quarter of fiscal 2003 and 2002 was $4,943 and ($741) respectively. The increase in the amount of cash generated by operating activities in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to higher net earnings and a smaller buildup of inventory levels in fiscal 2003 compared to fiscal 2002.

The Company generated (used) cash in financing activities in the first quarter of fiscal 2003 and 2002 of $509 and ($271) respectively. Cash was generated from proceeds from exercise of stock options.

Cash used in investing activities in the first quarter of fiscal 2003 and 2002 totaled $1,844 and $1,577, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2003 principally for store buildings and store and warehouse fixtures and equipment, are approximately $7,500.

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

	For The Thirteen Week
	Periods Ended

May 5, 2002

April 29, 2001

Segment Information

Net Sales:
ALCO Discount Stores	$88,863	$83,942
All Other
External	7,914	7,852
Intercompany	58,505	59,066
	$155,282	$150,860

Depreciation and Amortization
ALCO Discount Stores	$1,030	$1,005
All Other	590	538
	$1,620	$1,543

Income (expense) from Operations:
ALCO Discount Stores	$7,563	$5,908
All Other	(6,307)	(5,151)
	$1,256	$757

Capital Expenditures:
ALCO Discount Stores	$1,616	$1,130
All Other	1,264	447
	$2,880	$1,577

Identifiable Assets:
ALCO Discount Stores	$129,429	$137,047
All Other	40,465	37,533
	$169,894	$174,580

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week
	Periods Ended

	May 5, 2002	April 29, 2001

Net sales per above segment information	$155,282	$150,860
Intercompany elimination	(58,505)	(59,066)
Net sales per consolidated statements	$96,777	$91,794
of operations

Income from operations per above segment information	$1,256	$757
Leases	33	21
Income from operations per consolidated	$1,289	$778
Statements of operations

CHANGE IN ACCOUNTING PRINCIPLES

Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities." See additional discussion in Note 3 to Unaudited Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long‑Lived Assets (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long‑Lived Assets and for Long‑Lived Assets to Be Disposed Of," and develops a single accounting method under which long‑lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. This accounting principle was adopted by the Company effective February 4, 2002. Management believes that the adoption of SFAS No. 144 did not have a significant impact on the financial statements.

MARKET RISK DISCLOSURE

The revolving credit facility has a floating interest rate that is affected by changes in market interest rates. The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000 whereby the Company paid a fixed rate of interest and received interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate a portion of its interest rate risk under the revolving credit facility.

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

DUCKWALL-ALCO STORES, INC.

(Registrant)

                                       Date, June 17, 2002                                             ____________________________

                                                                                                                 Richard A. Mansfield

                                                                                                                 Vice President - Finance

                                                                                                                  Chief Financial Officer

                                                                                                                   Signing on behalf of the

                                                                                                                   registrant and as principal

                                                                                                                   financial officer