Form 10-Q
period 2002-08-04
DUCKWALL ALCO STORES INC
filed 2002-09-16
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2002

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

4,259,195 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 4, 2002.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	August 4,	February 3,
	2002	2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,260	$3,219
Receivables	1,650	1,663
Inventories	120,911	125,165
Prepaid expenses	2,564	959

Total current assets	127,385	131,006

Property and equipment	81,263	78,521
Less accumulated depreciation	50,921	48,723

Net property and equipment	30,342	29,798

Property under capital leases	20,407	20,407
Less accumulated amortization	16,511	16,226

Net property under capital leases	3,896	4,181

Other non-current assets	276	15
Deferred income taxes	286	286

Total assets	$162,185	$165,286

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity

	August 4,	February 3,
	2002	2002
Current liabilities:	(Unaudited)
Current maturities of:
Long term debt	$484	$469
Capital lease obligations	703	703
Accounts payable	26,512	24,511
Notes payable under revolving loan	0	18,137
Income taxes payable	701	3,677
Accrued salaries and commissions	4,787	4,289
Accrued taxes other than income	4,421	4,080
Other current liabilities	2,429	2,581
Deferred income taxes	1,422	1,458

Total current liabilities	41,459	59,905

Notes payable under revolving loan	12,665	0
Long term debt - less current maturities	786	1,032
Capital lease obligations - less current maturities	5,744	6,096
Other noncurrent liabilities	2,182	1,947
Deferred revenue	804	716

Total liabilities	63,640	69,696

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,259,195 shares and 4,149,599 shares respectively	1	1
Additional paid-in capital	48,748	47,609
Retained earnings	49,796	47,996
Accumulated other comprehensive income (loss), net of income taxes	0	(16)
Total stockholders' equity	98,545	95,590

Total liabilities and stockholders' equity	$162,185	$165,286

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods		For the Twenty-Six Week Periods

	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Net sales	$103,470	$101,763	$200,247	$193,557
Cost of sales	68,990	68,590	133,541	130,729
Gross margin	34,480	33,173	66,706	62,828

Selling, general and administrative	30,441	29,341	59,752	56,683
Depreciation and amortization	1,684	1,572	3,304	3,115
Provision for asset impairment and store closure	0	0	6	(8)
Total operating expenses	32,125	30,913	63,062	59,790

Income from operations	2,355	2,260	3,644	3,038
Interest expense	350	737	800	1,478
Earnings before income taxes	2,005	1,523	2,844	1,560
Income tax expense	736	580	1,044	594
Net earnings	$1,269	$943	$1,800	$966

Earnings per share - basic	$0.30	$0.23	$0.43	$0.23
Earnings per share - diluted	$0.29	$0.23	$0.41	$0.23

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores Inc,
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)
	For the Twenty-Six Week
	Periods Ended
	August 4, 2002	July 29, 2001
Cash Flows From Operating Activities:
Net earnings	$1,800	$966
Adjustments to reconcile net earnings to net cash provided
by operating activities

Amortization of debt financing costs	39	35
Depreciation and amortization	3,304	3,115
Loss on disposal and impairment of assets	0	88
(Increase) decrease in inventories	4,254	(5,084)
Increase in accounts payable	2,001	2,997
Decrease in receivables	13	470
Increase in prepaid expenses	(1,605)	(401)
Increase in accrued taxes other than income	341	329
Increase (decrease) in accrued salaries and commissions	498	(893)
Increase (decrease) in income taxes payable	(2,976)	328
Increase (decrease) in deferred income taxes	(36)	53
Increase in deferred revenue	88	0
Increase (decrease) in other liabilities	99	(820)
Net cash provided by operating activities	7,820	1,183

Cash Flows From Investing Activities:
Proceeds from sale of property	1,034	721
Capital expenditures	(4,597)	(3,807)
Net cash used in investing activities	(3,563)	(3,086)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,139	0
Repurchase of common stock	0	(1,654)
Decrease in revolving loan	(5,472)	(195)
Principal payments on long term notes	(231)	(321)
Principal payments on capital leases	(352)	(342)
Debt issue costs	(300)	0
Net cash used in financing activities	(5,216)	(2,512)

Net decrease in cash and cash equivalents	(959)	(4,415)
Cash and cash equivalents at beginning of period	3,219	7,851
Cash and cash equivalents at end of period	$2,260	$3,436

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

Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative‑effect‑type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76 on January 30, 2001, which represented the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment was amortized to earnings over the period from April 15, 2001 to April 15, 2002. During the thirteen weeks ended August 4, 2002 and July 29, 2001, respectively, the Company recorded interest expense of $0 ($0 net of tax), and $31 ($19 net of tax) to amortize the cumulative effect adjustment.

The components of comprehensive income are as follows:
	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001
Net earnings	$1,269	$943	$1,800	$966
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	0	0	(76)
Other comprehensive income - amortization of cumulative effect adjustment	0	19	16	22
Comprehensive Income	$1,269	$962	$1,816	$912
A summary of changes in accumulated other comprehensive income (loss) for the 13 and 26 week periods ended August 4, 2002 and July 29, 2001 is as follows:

Accumulated other comprehensive income (loss) at beginning of period	$0	($73)	($16)	$0
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	0	0	(76)
Amortization of accumulated other comprehensive income	0	19	16	22
Accumulated other comprehensive income (loss)	$0	($54)	$0	($54)

(4) Earnings Per Share

     Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 4, 2002	4,253,054	4,407,493
July 29, 2001	4,149,599	4,149,599

Twenty-Six Weeks Ended	Basic	Diluted

August 4, 2002	4,212,258	4,363,960
July 29, 2001	4,235,643	4,235,643

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended August 4, 2002 and July 29, 2001 are referred to herein as the second quarter of fiscal 2003 and 2002 respectively.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 4, 2002 Compared to Thirteen and Twenty-Six Weeks Ended July 29, 2001.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2003 the Company opened 1 ALCO store, which was in a new, non-competitive market, resulting in a quarter end total of 264 stores. For the twenty-six week period ending August 4, 2002, the Company opened two stores and closed two stores. As of August 4, 2002, over 80% of the stores were located in non-competitive markets. Through the second quarter, the Company has completed the remodel of 16 of the planned 32 ALCO stores targeted for the completion in the current fiscal year.

Net sales for the second quarter of fiscal 2003 increased $1,707 or 1.7% to $103,470 compared to $101,763 for the second quarter of fiscal 2002. When sales are compared to the similar period in the prior year, which ended on August 5, 2001, sales rose $2,082 or 2.1%, with same store sales rising $521, or 0.5%.

Net sales for the twenty-six week period ending August 4, 2002 increased $6,690 or 3.5% to $200,247 compared to $193,557 in the comparable twenty-six week period of the prior fiscal year. When sales are compared to the similar twenty-six week period in the prior year, which ended on August 5, 2001, sales rose $6,523, or 3.4%, with same store sales rising $3,832, or 2.0%.

Gross margin for the second quarter of fiscal 2003 increased $1,307 or 3.9% to $34,480 compared to $33,173 in the second quarter of fiscal 2002. Gross margin as a percentage of sales was 33.3% for the second quarter of fiscal 2003 compared to 32.6% for the second quarter of fiscal 2002. This was primarily due to a more favorable mix of sales and a strong sell through of spring and summer products, resulting in lower markdowns and reduced shrinkage.

Gross margin for the twenty-six week period ended August 4, 2002 was $66,706, which was $3,878 or 6.2% higher than last year's twenty-six week gross margin of $62,828. As a percent of net sales, gross margin for the twenty-six week period ended August 4, 2002 was 33.3% compared to 32.5% in the twenty-six week period of the prior fiscal year. The improvement in gross margin percentage was attributable to a mix of sales that included more higher margin items, lower markdowns, and reduced shrinkage.

Selling, general and administrative expense increased $1,100 or 3.7% to $30,441 in the second quarter of fiscal 2003 compared to $29,341 in the second quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2003 was 29.4%, compared to 28.8% in the second quarter of fiscal 2002. The increase in the selling, general and administrative expense was due to higher distribution center costs related to the launch of a new warehouse management software package, a reduction in marketing support from vendors, and higher insurance costs.

Selling, general and administrative expenses increased $3,069 or 5.4% to $59,752 for the twenty-six week period ended August 4, 2002 compared to $56,683 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.8% for the twenty-six week period ending August 4, 2002 compared to 29.3% for the twenty-six week period ended July 29, 2001. The increase in the selling, general, and administrative expense was due to reduced marketing support and insurance costs mentioned above, along with higher incentive compensation.

Depreciation and amortization expense increased $112 or 7.1% to $1,684 in the second quarter of fiscal 2003 compared to $1,572 in the second quarter of fiscal 2002. Depreciation and amortization expense increased $189 or 6.1% to $3,304 for the twenty-six week period ended August 4, 2002 compared to $3,115 in the comparable twenty-six week period of the prior fiscal year.

Provision for asset impairment and store closure was $0 in the second quarter of both fiscal 2003 and 2002.

Provision for asset impairment and store closure was $6 for the twenty-six week period ended August 4, 2002 compared to ($8) for the comparable twenty-six week period of the prior fiscal year.

Income from operations increased $95 or 4.2% to $2,355 in the second quarter of fiscal 2003 compared to $2,260 in the second quarter of fiscal 2002. Income from operations as a percentage of net sales was 2.3% in the second quarter of fiscal 2003 compared to 2.2% in the second quarter of fiscal 2002.

Income from operations increased $606 or 19.9% to $3,644 for the twenty-six week period ended August 4, 2002 compared to $3,038 in the comparable twenty-six week period of the prior fiscal year.

Interest expense decreased $387 or 52.5% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Interest expense decreased $678 or 45.9% to $800 for the twenty-six week period ended August 4, 2002 compared to $1,478 in the comparable twenty-six week period of the prior fiscal year. Interest expense decreased because of lower rates as well as lower levels of borrowing due to reduced levels of inventory.

Net earnings for the second quarter of fiscal 2003 were $1,269, an increase of $326 or 34.6% over the net earnings of $943 for the second quarter of fiscal 2002. Net earnings increased $834 or 86.3% to $1,800 in the comparable twenty-six week period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At August 4, 2002 working capital (defined as current assets less current liabilities) was $85,926 compared to $71,098 at the end of fiscal 2002. The increase in working capital was due to the classification of the revolving loan as a long-term liability as it was replaced by a Senior Secured Revolving credit facility that is due in April 2006.

Operating activities generated cash in the amount of $7,820 and $1,183 in the twenty-six week period of fiscal 2003, and 2002 respectively. The increase in the amount of cash generated by operating activities in the twenty-six week period of fiscal 2003 compared to the twenty-six week period of fiscal 2002 was primarily due to a decrease in inventory offset by a reduction of income taxes payable.

Cash used in investing activities in the twenty-six week period of fiscal 2003 and 2002 totaled $3,563 and $3,086 respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2003, principally for store buildings and store and warehouse fixtures and equipment, are approximately $7,500.

The Company used cash from financing activities in the twenty-six week period of fiscal 2003 in the amount of $5,216 and $2,512 in the twenty-six week period of fiscal 2002. Cash was used to pay down the revolver as well as to make principal payments on long-term notes and capital leases.

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

	For The Thirteen Week		For The Twenty-Six Week
	Periods Ended		Periods Ended

	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Segment Information

Net Sales:
ALCO Discount Stores	$95,190	$92,976	$184,053	$176,918
All Other
External	8,280	8,787	16,194	16,639
Intercompany	48,534	49,947	107,039	109,013
	$152,004	$151,710	$307,286	$302,570

Depreciation and Amortization
ALCO Discount Stores	$1,031	$1,018	$2,061	$2,023
All Other	653	554	1,243	1,092
	$1,684	$1,572	$3,304	$3,115

Income (expense) from Operations:
ALCO Discount Stores	$8,856	$7,461	$16,419	$13,369
All Other	(6,534)	(5,222)	(12,841)	(10,373)
	$2,322	$2,239	$3,578	$2,996

Capital Expenditures:
ALCO Discount Stores	$1,618	$1,841	$3,234	$2,971
All Other	99	389	1,363	836
	$1,717	$2,230	$4,597	$3,807

Identifiable Assets:
ALCO Discount Stores	$124,427	$131,097	$124,427	$131,097
All Other	37,758	38,441	37,758	38,441
	$162,185	$169,538	$162,185	$169,538

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

	For The Thirteen Week		For The Twenty-Six Week
	Periods Ended		Periods Ended

	August 4, 2002	July 29, 2001	August 4, 2002	July 29, 2001

Net sales per above segment information	$152,004	$151,710	$307,286	$302,570
Intercompany elimination	(48,534)	(49,947)	(107,039)	(109,013)
Net sales per consolidated statements	$103,470	$101,763	$200,247	$193,557
of operations

Income from operations per above segment information	$2,322	$2,239	$3,578	$2,996
Leases	33	21	66	42
Income from operations per consolidated statements of operations	$2,355	$2,260	$3,644	$3,038

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

OTHER INFORMATION

    PART II

                        Item 1. Legal Proceedings

No legal proceedings except those covered by insurance occurred during the thirteen-week period ended August 4, 2002.

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

                                                                   DUCKWALL-ALCO STORES, INC.

                                                                                         (Registrant)

                                        Date, September 16, 2002  /s/ Richard A. Mansfield

                                                                                  Richard A. Mansfield

                                                                                  Vice President - Finance

                                                                                  Chief Financial Officer

                                                                                   Signing on behalf of the

                                                                                   registrant and as principal

                                                                                   financial officer

CERTIFICATIONS

I,  Glen L. Shank, certify that:

  I have reviewed this quarterly report on Form 10-Q of Duckwall-ALCO Stores, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                                                    Date: September 16, 2002

                                                                    /s/ Glen L. Shank
                                                                   President, Chairman of the Board

I,   Richard A. Mansfield, certify that:

  I have reviewed this quarterly report on Form 10-Q of Duckwall-ALCO Stores, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                                                   Date: September 16, 2002

                                                                   /s/ Richard A. Mansfield

                                                                   Vice President, Chief Financial Officer