Form 10-Q
period 2002-11-03
DUCKWALL ALCO STORES INC
filed 2002-12-16
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2002

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

4,259,195 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of November 3, 2002.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	November 3,	February 3,
	2002	2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,004	$3,219
Receivables	2,180	1,663
Inventories	142,639	125,165
Prepaid expenses	2,500	959

Total current assets	150,323	131,006

Property and equipment	83,203	78,521
Less accumulated depreciation	52,557	48,723

Net property and equipment	30,646	29,798

Property under capital leases	20,407	20,407
Less accumulated amortization	16,654	16,226

Net property under capital leases	3,753	4,181

Other non-current assets	258	15
Deferred income taxes	286	286

Total assets	$185,266	$165,286

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity

	November 3,	February 3,
	2002	2002
Current liabilities:	(Unaudited)
Current maturities of:
Long term debt	$492	$469
Capital lease obligations	703	703
Accounts payable	33,957	24,511
Notes payable under revolving loan	0	18,137
Income taxes payable	500	3,677
Accrued salaries and commissions	5,435	4,289
Accrued taxes other than income	4,657	4,080
Other current liabilities	2,872	2,581
Deferred income taxes	1,340	1,458

Total current liabilities	49,956	59,905

Notes payable under revolving loan	27,060	0
Long term debt - less current maturities	661	1,032
Capital lease obligations - less current maturities	5,569	6,096
Other noncurrent liabilities	2,148	1,947
Deferred revenue	857	716

Total liabilities	86,251	69,696

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,259,195 shares and 4,149,599 shares respectively	1	1
Additional paid-in capital	48,748	47,609
Retained earnings	50,266	47,996
Accumulated other comprehensive income (loss), net of income taxes	0	(16)
Total stockholders' equity	99,015	95,590

Total liabilities and stockholders' equity	$185,266	$165,286

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	November 3, 2002	October 28, 2001	November 3, 2002	October 28, 2001

Net sales	$93,381	$94,807	$293,628	$288,364
Cost of sales	60,563	62,265	194,104	192,994
Gross margin	32,818	32,542	99,524	95,370

Selling, general and administrative	29,894	29,515	89,646	86,198
Depreciation and amortization	1,778	1,623	5,082	4,738
Provision for asset impairment and store closure	0	0	6	(8)
Total operating expenses	31,672	31,138	94,734	90,928

Income from operations	1,146	1,404	4,790	4,442
Interest expense	405	738	1,205	2,216
Earnings before income taxes	741	666	3,585	2,226
Income tax expense	272	254	1,316	848
Net earnings	$469	$412	$2,269	$1,378

Earnings per share - basic	$0.11	$0.10	$0.54	$0.33
Earnings per share - diluted	$0.11	$0.10	$0.52	$0.33

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	November 3, 2002	October 28, 2001
Cash Flows From Operating Activities:
Net earnings	$2,269	$1,378
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities

Amortization of debt financing costs	57	53
Depreciation and amortization	5,082	4,738
Loss on disposal and impairment of assets	0	61
(Increase) in inventories	(17,474)	(19,097)
Increase in accounts payable	9,446	10,720
(Increase) decrease in receivables	(517)	454
Increase in prepaid expenses	(1,541)	(318)
Increase in accrued taxes other than income	577	913
Increase (decrease) in accrued salaries and commissions	1,146	(1,055)
(Decrease) in income taxes payable	(3,177)	(249)
(Decrease) in deferred income taxes	(118)	0
Increase in deferred revenue	141	0
Increase (decrease) in other liabilities	508	(318)
Net cash used in operating activities	(3,601)	(2,720)

Cash Flows From Investing Activities:
Proceeds from sale of property	1,034	722
Capital expenditures	(6,535)	(4,957)
Net cash used in investing activities	(5,501)	(4,235)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,139	0
Repurchase of common stock	0	(1,654)
Increase in revolving loan	8,923	4,936
Principal payments on long term notes	(348)	(452)
Principal payments on capital leases	(527)	(513)
Debt issue costs	(300)	0
Net cash provided by financing activities	8,887	2,317

Net decrease in cash and cash equivalents	(215)	(4,638)
Cash and cash equivalents at beginning of period	3,219	7,851
Cash and cash equivalents at end of period	$3,004	$3,213

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

(3) Adoption of New Accounting Policies (dollars in thousands)

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

Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative‑effect‑type adjustment was made to Accumulated Other Comprehensive Income in the amount of $76 on January 30, 2001, which represented the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment was amortized to earnings over the period from April 15, 2001 to April 15, 2002. During the thirteen weeks ended November 3, 2002 and October 28, 2001, respectively, the Company recorded interest expense of $0 ($0 net of tax), and $31 ($19 net of tax) to amortize the cumulative effect adjustment.

The components of comprehensive income are as follows:
	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	November 3,	October 28,	November 3,	October 28,
	2002	2001	2002	2001
Net earnings	$469	$412	$2,269	$1,378
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	0	0	(76)
Other comprehensive income - amortization of cumulative effect adjustment	0	19	16	41
Comprehensive Income	$469	$431	$2,285	$1,343
A summary of changes in accumulated other comprehensive income (loss) for the 13 and 39 week periods ended November 3, 2002 and October 28, 2001 is as follows:

Accumulated other comprehensive income (loss) at beginning of period	$0	($54)	($16)	$0
Cumulative effect adjustment upon adoption of SFAS No. 133, net of tax	0	0	0	(76)
Amortization of accumulated other comprehensive income	0	19	16	41
Accumulated other comprehensive income (loss)	$0	($35)	$0	($35)

Effective February 4, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management believes that the adoption of SFAS No. 144 did not have a significant impact on the financial statements. The closings of stores are not reflected as discontinued operations since the effects were not material.

(4) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

November 3, 2002	4,259,195	4,355,011
October 28, 2001	4,149,599	4,153,559

Thirty-Nine Weeks Ended	Basic	Diluted

November 3, 2002	4,227,904	4,360,977
October 28, 2001	4,206,962	4,208,282

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended November 3, 2002 and October 28, 2001 are referred to herein as the third quarter of fiscal 2003 and 2002 respectively.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-Nine Weeks Ended November 3, 2002 Compared to Thirteen and Thirty-Nine Weeks Ended October 28, 2001.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 2003 the Company opened 2 ALCO stores, which were in new, non-competitive markets and closed one store, resulting in a quarter end total of 265 stores. For the thirty-nine week period ending November 3, 2002, the Company opened four stores and closed three stores. As of November 3, 2002, over 80% of the stores were located in non-competitive markets. Through the third quarter, the Company has completed the remodel of 29 of the planned 32 ALCO stores targeted for the completion in the current fiscal year.

Net sales for the third quarter of fiscal 2003 decreased $1,426 or 1.5% to $93,381 compared to $94,807 for the third quarter of fiscal 2002. When sales are compared to the similar period in the prior year, which ended on November 4, 2001, sales decreased $1,313 or 1.4%, with same store sales declining $3,146 or 3.4%. Sales were negatively impacted by a reduction in advertising, the absence of last year's federal income tax rebate checks, a modest impact from the implementation of a warehouse management software package, a weak farm economy in many of the company's markets, and a general softness in retail spending.

Net sales for the thirty-nine week period ending November 3, 2002 increased $5,264 or 1.8% to $293,628 compared to $288,364 in the comparable thirty-nine week period of the prior fiscal year. When sales are compared to the similar thirty-nine week period in the prior year, which ended on November 4, 2001, sales rose $5,215, or 1.8%, with same store sales rising $715, or 0.3%.

Gross margin for the third quarter of fiscal 2003 increased $276 or 0.8% to $32,818 compared to $32,542 in the third quarter of fiscal 2002. Gross margin as a percentage of sales was 35.1% for the third quarter of fiscal 2003 compared to 34.3% for the third quarter of fiscal 2002. This was primarily due to lower markdowns and reduced shrinkage.

Gross margin for the thirty-nine week period ended November 3, 2002 was $99,524, which was $4,154 or 4.4% higher than last year's thirty-nine week gross margin of $95,370. As a percent of net sales, gross margin for the thirty-nine week period ended November 3, 2002 was 33.9% compared to 33.1% in the thirty-nine week period of the prior fiscal year. The improvement in gross margin percentage was attributable to a mix of sales that included more higher margin items, lower markdowns, and reduced shrinkage.

Selling, general and administrative expense increased $379 or 1.3% to $29,894 in the third quarter of fiscal 2003 compared to $29,515 in the third quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2003 was 32.0%, compared to 31.1% in the third quarter of fiscal 2002. The increase in the selling, general and administrative expense was due to higher distribution center labor costs related to the launch of a new warehouse management software package, higher store payroll expenses and higher insurance costs.

Selling, general and administrative expenses increased $3,448 or 4.0% to $89,646 for the thirty-nine week period ended November 3, 2002 compared to $86,198 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 30.5% for the thirty-nine week period ending November 3, 2002 compared to 29.9% for the thirty-nine week period ended October 28, 2001. The increase in the selling, general, and administrative expense was due to reduced marketing support from vendors and insurance costs mentioned above, along with higher incentive compensation.

Depreciation and amortization expense increased $155 or 9.6% to $1,778 in the third quarter of fiscal 2003 compared to $1,623 in the third quarter of fiscal 2002. Depreciation and amortization expense increased $344 or 7.3% to $5,082 for the thirty-nine week period ended November 3, 2002 compared to $4,738 in the comparable thirty-nine week period of the prior fiscal year.

Provision for asset impairment and store closure was $0 in the third quarter of both fiscal 2003 and 2002.

Provision for asset impairment and store closure was $6 for the thirty-nine week period ended November 3, 2002 compared to ($8) for the comparable thirty-nine week period of the prior fiscal year.

Income from operations decreased $258 or 18.4% to $1,146 in the third quarter of fiscal 2003 compared to $1,404 in the third quarter of fiscal 2002. Income from operations as a percentage of net sales was 1.2% in the third quarter of fiscal 2003 compared to 1.5% in the third quarter of fiscal 2002.

Income from operations increased $348 or 7.8% to $4,790 for the thirty-nine week period ended November 3, 2002 compared to $4,442 the comparable thirty-nine week period of the prior fiscal year.

Interest expense decreased $333 or 45.1% in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Interest expense decreased $1,011 or 45.6% to $1,205 for the thirty-nine week period ended November 3, 2002 compared to $2,216 in the comparable thirty-nine week period of the prior fiscal year. Interest expense decreased because of lower rates as well as lower levels of borrowing due to reduced levels of inventory.

Net earnings for the third quarter of fiscal 2003 were $469, an increase of $57 or 13.8% over the net earnings of $412 for the third quarter of fiscal 2002. Net earnings increased $891 or 64.7% to $2,269 in the third quarter of fiscal 2003 compared to $1,378 in the thirty-nine week period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At November 3, 2002 working capital (defined as current assets less current liabilities) was $100,366 compared to $71,101 at the end of fiscal 2002. The increase in working capital was due to the classification of the revolving loan as a long-term liability as it was replaced by a Senior Secured Revolving credit facility that is due in April 2006.

Operating activities used cash in the amount of $3,601 and $2,720 in the thirty-nine week period of fiscal 2003, and 2002 respectively. The increase in the amount of cash used by operating activities in the thirty-nine week period of fiscal 2003 compared to the thirty-nine week period of fiscal 2002 was primarily due to a reduction of income taxes payable.

Cash used in investing activities in the thirty-nine week period of fiscal 2003 and 2002 totaled $5,501 and $4,235 respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2003, principally for store buildings and store and warehouse fixtures and equipment, are approximately $7,500.

The Company generated cash from financing activities in the thirty-nine week period of fiscal 2003 in the amount of $8,887 and $2,317 in the thirty-nine week period of fiscal 2002. Cash was generated by increasing the revolver and cash was used to make principal payments on long-term notes and capital leases.

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

	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended

	November 3, 2002	October 28, 2001	November 3, 2002	October 28, 2001

Segment Information

Net Sales:
ALCO Discount Stores	$85,859	$86,780	$269,912	$263,698
All Other
External	7,522	8,027	23,716	24,666
Intercompany	(63,551)	60,931	170,590	169,944
	$156,932	$155,738	$464,218	$458,308

Depreciation and Amortization
ALCO Discount Stores	$1,061	$1,064	$3,122	$3,087
All Other	717	559	1,960	1,651
	$1,778	$1,623	$5,082	$4,738

Income (expense) from Operations:
ALCO Discount Stores	$6,212	$6,277	$22,631	$19,646
All Other	(5,099)	(4,894)	(17,940)	(15,267)
	$1,113	$1,383	$4,691	$4,379

Capital Expenditures:
ALCO Discount Stores	$1,553	$726	$4,787	$3,697
All Other	385	424	1,748	1,260
	$1,938	$1,150	$6,535	$4,957

Identifiable Assets:
ALCO Discount Stores	$142,009	$139,480	$142,009	$139,480
All Other	43,257	43,417	43,257	43,417
	$185,266	$182,897	$185,266	$182,897

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

	For The Thirteen Week		For The Thirty-Nine Week
	Periods Ended		Periods Ended
	November 3,	October 28,	November 3,	October 28,
	2002	2001	2002	2001

Net sales per above segment information	$156,932	$155,738	$464,218	$458,308
Intercompany elimination	(63,551)	(60,931)	(170,590)	(169,944)
Net sales per consolidated statements
of operations	$93,381	$94,807	$293,628	$288,364

Income from operations per above segment information	$1,113	$1,383	$4,691	$4,379
Leases	33	21	99	63
Income from operations per consolidated
statements of operations	$1,146	$1,404	$4,790	$4,442

CHANGE IN ACCOUNTING PRINCIPLES

Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities." See additional discussion in Note 3 to Unaudited Consolidated Financial Statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long‑Lived Assets (SFAS No. 144). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long‑Lived Assets and for Long‑Lived Assets to Be Disposed Of," and develops a single accounting method under which long‑lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. This accounting principle was adopted by the Company effective February 4, 2002. Management believes that the adoption of SFAS No. 144 did not have a significant impact on the financial statements. The closings of stores are not reflected as discontinued operations since the effects were not material.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

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

On April 15, 2002, the Company replaced the existing line of credit with a new line of credit with Fleet Retail Finance Inc. that expires in April 2006. The credit line available is $70,000, which carries a variable rate of interest.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of disclosure controls and procedures for the period ended November 3, 2002 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation in November, 2002.

The company has in place a system of internal controls which it believes are adequate. There have been no significant deficiencies or material weaknesses identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls.

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

No legal proceedings except those covered by insurance occurred during the thirteen-week period ended November 3, 2002.

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

                                    Not Applicable

Item 5. Other Information

                                    None

Item 6. Exhibits and Reports on Form 8-K

                                    (a) None

                                    (b) Current Report on Form 8-K (Item 4) dated on September 16, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

(Registrant)

                                                                                                           Date, December 16, 2002          /s/ Richard A. Mansfield

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

                                                                       /s/ Richard A. Mansfield
                                                            Vice President, Chief Financial Officer