Form 10-K
period 2003-02-03
DUCKWALL ALCO STORES INC
filed 2003-04-25
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

(X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2003

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

                                                                                  Kansas                                                           48‑0201080

(State or other jurisdiction of                                (I.R.S. Employer

incorporation or organization)                                Identification No.)

                                                                           401 Cottage Street

                                                                             Abilene, Kansas                                                  67410‑2832

                                                           (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number including area code: (785) 263‑3350

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                                                                 Common Stock, par value $.0001 per share

                                                                                                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X          No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ___      No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

The aggregate market value of the 1,544,886 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $20,701,472 on August 4, 2002, based on a closing sale price of $13.40.  As of April 4, 2003, there were 4,260,535 shares of Common Stock outstanding.

Documents incorporated by reference:  portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1.  BUSINESS

History

Duckwall-ALCO Stores, Inc., (the "Company" or "Registrant"), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall.  From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores.  In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store.   In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer.  This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size.  As of April 25, 2003, the Company operates 263 retail stores located in the central United States, consisting of 182 ALCO retail discount stores and 81 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas.  The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas  67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 263 stores in 21 states in the central United States.  The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market.  The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company's smaller Duckwall variety stores offer a more limited selection of similar merchandise.

Of the Company's 182 ALCO discount stores, 149 stores are located in communities that do not have another full-line discounter.  The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other full-line discount competitors in the market.  The ALCO discount stores account for 92% of the Company's net sales.  While the current ALCO stores average 20,900 square feet of selling space, the Company's store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space ("Class 18 Stores"), which, based on the Company's experience, has been a design that maximizes return on investment for newly-constructed stores.

The Company's 81 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities.  These stores, which account for the remaining 8% of the Company's net sales, average approximately 5,600 square feet of selling space and offer approximately 12,000 items.  Operating Duckwall stores offer the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

The Company's focus over the last two fiscal years has been to implement new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales.  One of the initiatives was a remodel program.  During each of fiscal 2003 and fiscal 2002, the Company remodeled 32 stores.  These stores feature an improved merchandise mix, with greater emphasis on everyday low values that are highlighted through a new and more dominant sign program.  The Company plans to continue its remodeling program next year by remodeling approximately 23 stores.  The Company opened four ALCO stores in fiscal 2002, five ALCO stores in fiscal 2003, and plans to open 8 ALCO stores in fiscal 2004.  The Company continues to close non-performing stores in competitive markets, which slows the growth of overall store count.  The Company intends to focus on executing a business strategy that includes the following key components:

Markets:  The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where:  (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer.  This key component of the Company's strategy has guided the Company in both its opening of new stores and in its closing of existing stores.  Since 1991, the Company has opened 133 ALCO discount stores (with an approximate average size of 18,900 square feet of selling space) and 87 Duckwall variety stores. Except for nine stores, each of the new ALCO and Duckwall stores was opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

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

Technology:  The Company is continually improving its management information technologies to support the operation of the Company.  In fiscal 1999, the Company implemented a new system for merchandise administration and distribution.  In fiscal 2000, the Company completed the roll-out of new point-of-sale ("POS") store software that has extended the life and capabilities of its POS hardware.  In conjunction with this roll-out of POS software, the stores  received radio frequency hand held devices to allow for additional operating efficiencies.  The Company also devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant.  During the last three fiscal years, the Company has continued to devote resources to development of systems that have improved information available to management and improved specific operational efficiencies.  The Company also selected a warehouse management software package that is expected to go into production in fiscal 2004.

Advertising and Promotion:  The Company utilizes full-color photography advertising circulars of 16 to 28 pages distributed by insertion into newspapers or by direct mail where newspaper service is inadequate.  During fiscal 2003, these circulars were distributed 34 times in ALCO markets.  In its Duckwall markets, the Company advertises approximately 13 times a year during seasonal promotions.  The Company's marketing program is designed to create an awareness, on the part of its identified target customer base, of the Company's comprehensive selection of merchandise and its competitive pricing.  During fiscal 1999, the Company began market research and planning for the initial roll-out in fiscal 2000, of its new pricing strategy "Down Home Savings".  This strategy has benefited customers by offering sharper prices everyday on products that typically would have been subject to promotional pricing and markdowns.  During fiscal 2004, the Company will distribute approximately 34 circulars in ALCO markets, and advertise approximately 16 times during seasonal promotions in the Duckwall stores.

Store Environment:  The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures.  The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 8 ALCO stores during fiscal year 2004, and approximately 10 ALCO stores during each of the fiscal years 2005 and 2006. The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States.  Since fiscal 1995, the Company has opened a total of 101 ALCO stores with an average selling area of approximately 19,000 square feet, and 67 Duckwall stores.  The following table summarizes the Company's growth during the past three fiscal years:

							2004
	2001		2002		2003		(As of April 25, 2003)
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	5	0	4	0	5	0	6	0
Stores Closed	4	3	2	5	2	3	2	5
Net New Stores	1	(3)	2	(5)	3	(3)	4	(5)

The Company intends to primarily utilize the 18,000 square foot store profile for new ALCO store openings.  Currently, the Company owns 13 ALCO and 2 Duckwall locations, and leases 169 ALCO and 79 Duckwall store locations.  The Company's present intention is to lease all new Duckwall stores.  The Company may own some of the ALCO locations, but will generally try to lease these store locations.

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

The estimated investment to build and open a new Class 18 ALCO Store is approximately $1.375 million for the land, building, equipment, and inventory.  If the building is leased, the initial investment is approximately $625,000.

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

Purchasing

Procurement and merchandising of products is directed by the Company's Senior Vice President - Merchandise, who reports to the Company's President.  The Senior Vice President - Merchandise is supported by a staff of three Vice President -  Divisional Merchandise Managers who are each responsible for specific product categories.  The Company employs 21 merchandise buyers and three assistant buyers who each report to a Vice President - Divisional Merchandise Manager.  Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,000 suppliers.  The Company generally does not utilize long-term supply contracts.  No single supplier accounted for more than 5% of the Company's total purchases in fiscal 2003 and competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition.  This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer.  In fiscal 2004, promotions on various items will be offered approximately 34 times through advertising circulars.   Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 182 ALCO discount stores and 81 Duckwall variety stores.  This distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors.  This distribution center ships to each of the Company's stores once a week, primarily through irregular route common carriers.  The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the "Subsidiary") for delivery to the stores.  The distribution center is fully integrated into the Company's management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.  The Company is in the process of evaluating its distribution center requirements and may proceed with a second distribution center if the investment is justified.

The Subsidiary acts as a contract carrier for the Company in transporting goods to and from its stores.  The Subsidiary leases and uses five tractors and 23 trailers for such deliveries.

Management Information Systems

The Company has committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning.

In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company's ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports.  In fiscal 1999, the Company implemented a new system for merchandise administration and distribution.  In fiscal 2000, the Company completed the roll-out of new POS store software that has extended the life and capabilities of its POS hardware.  In conjunction with this roll-out of POS software, the stores received radio frequency hand held devices to allow for additional operating efficiencies.  During the last three fiscal years, the Company has continued to devote resources to development of systems that have improved information available to management and improved specific operational efficiencies.  The Company also selected a warehouse management software package that is expected to go into production in fiscal 2004.

Approximately 1,000 of the Company's merchandise suppliers currently participate in the Company's electronic data interchange ("EDI") system, which makes it possible for the Company to place purchase orders electronically.  Many of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company.

Store Locations

As of April 25, 2003, the Company operated 182 ALCO stores in 21 states located in smaller communities in the central United States.  Of the ALCO stores, 13 are owned by the Company and 169 are leased to the Company.  The ALCO stores average approximately 20,900 square feet of selling space, with an additional 4,900 square feet utilized for merchandise processing, temporary storage and administration.  The Company also operates 81 Duckwall stores in 10 states, two of which are owned by the Company, and 79 of which are leased by the Company.  The geographic distribution of the Company's stores is as follows:

Duckwall Stores (81)

Arkansas (1)	Colorado (6)	Iowa (6)	Kansas (35)	Nebraska (8)
New Mexico (1)	North Dakota (1)	Oklahoma (8)	South Dakota (3)	Texas (12)

ALCO Stores (182)

Arizona (8)	Arkansas (5)	Colorado (13)	Idaho (3)	Illinois (8)	Indiana (13)
Iowa (8)	Kansas (24)	Minnesota (7)	Missouri (5)	Montana (1)	Nebraska (17)
New Mexico (9)	North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (9)	Texas (23)
Utah (4)	Wisconsin (1)	Wyoming (3)

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

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing.  The Company encounters direct competition with national full-line discount stores in 25 of its ALCO markets, and another 9 ALCO stores are in direct competition with regional full-line discount stores.  The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers.  The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturers outlets, and the internet.  In the 133 markets in which the Company operates a Class 18 Store, there is no direct competition from a national or regional full-line discount retailer.  The Company competes with dollar stores in approximately two-thirds of its ALCO stores and approximately one-third of its Duckwall stores.

Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the executive officers  of the Company as of April 25, 2003.

Name	Age	Position
Glen L. Shank	58	Chairman of the Board and President
James E. Schoenbeck	59	Senior Vice President - Operations and Advertising
James R. Fennema	52	Senior Vice President - Merchandise
Richard A. Mansfield	47	Vice President - Finance and Treasurer
Tom L. Canfield, Jr.	49	Vice President - Distribution and Administration

__________

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years.  There are no family relationships among the executive officers of the Company.

Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991.  Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company.  Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company.  Mr. Shank has approximately 36 years of experience in the retail industry.

James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988.  From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration.  Mr. Schoenbeck has approximately 29 years of experience in the retail industry.

James R. Fennema has served as Vice President - Merchandise of the Company since March 1993.  For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States.  For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional discount store chain.  Mr. Fennema has approximately 30 years of experience in the retail industry.

Richard A. Mansfield has served as Vice President - Finance and Treasurer of the Company since May 1997.  For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the Midwest.  For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc.  Mr. Mansfield has approximately 22 years of experience in the retail industry.

 Tom L. Canfield, Jr. has served as Vice President - Distribution and Administration since 1992.  From 1973 to 1992, Mr. Canfield served in various capacities with the Company.  Mr. Canfield has approximately 30 years of experience in the retail industry.

Employees

As of April 25, 2003, the Company employed approximately 5,400 people.  Of these employees, approximately 500 were employed in the general office and distribution center in Abilene, 4,300 in the ALCO stores and 600 in the Duckwall stores.  Additional employees are hired on a seasonal basis, most of whom are sales personnel.   There is no collective bargaining agent for any of the Company's employees.  The Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

Thirteen of the ALCO stores and two of the Duckwall stores operate in buildings owned by the Company.  The remainder of the stores operate in properties leased to the Company.  Such ALCO leases account for approximately 4,350,000 square feet of lease space, which expire as follows: approximately 630,529 square feet (14.5%) expire between April 25, 2003 and February 1, 2004; approximately 522,890 square feet (12.0%) expire between February 2, 2004 and January 31, 2005; and approximately 393,148 square feet (9.0%) expire between February 1, 2005 and January 30, 2006.  The remainder of the leases expire through 2021.  All Duckwall store leases have terms remaining of four years or less.

ITEM 3.                          LEGAL PROCEEDINGS.

Neither the Company nor any of its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their businesses.

ITEM 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 2, 2003.

                                                                                                         PART II

ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                                                                  STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "DUCK."  The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2003 and 2002.

		High	Low
Fiscal 2002	First quarter	$7.25	$5.25
	Second quarter	8.80	6.23
	Third quarter	8.85	6.90
	Fourth quarter	11.03	7.81

Fiscal 2003	First quarter	$15.50	$10.55
	Second quarter	15.51	11.98
	Third quarter	13.35	9.15
	Fourth quarter	11.99	9.40

As of April 4, 2003, there were approximately 1,280 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2004.

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	securities to be	average	remaining available
	issued upon	exercise price	for future issuance
	exercise of	of	under equity
	outstanding	outstanding	compensations
Plan Category	options	options	plans

1993 Incentive Stock Option Plan	434,375	$9.53	0
2003 Incentive Stock Option Plan (1)	0		500,000
Equity compensation plans not approved by Stockholders	0		0

(1) Pursuant to Proposal 2 described under the Company's proxy statement, the stockholders will vote whether to approve the 2003 Duckwall-ALCO Stores, Inc.
Incentive Stock Option Plan which would authorize issuance of up to 500,000 shares.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollars in thousands, except per share and store data)

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years under the captions Statements of Operations Data and Balance Sheet Data have been derived from the audited consolidated financial statements of the Company.  This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and the consolidated financial statements, related notes, and other financial information included herein (Item 8).

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
Statements of Operations Data	2003	2002	2001	2000	1999
Net sales	$408,756	$407,233	$386,037	$375,904	$359,406
Cost of sales	272,337	273,991	258,836	249,452	236,612
Gross margin	136,419	133,242	127,201	126,452	122,794
Selling, general and administrative expenses (including
provision for asset impairment and store closure)	119,092	116,308	110,147	105,793	101,129
Depreciation and amortization	6,885	6,344	6,144	6,312	5,910
Income from continuing operations	10,442	10,590	10,910	14,347	15,755
Interest expense	1,609	2,778	3,254	3,672	4,234
Earnings from continuing operations before income taxes,
discontinued operations and cumulative effect of
accounting change	8,833	7,812	7,656	10,675	11,521
Income tax expense	3,243	2,974	2,894	4,057	4,294
Earnings from continuing operations before discontinued
operations and cumulative effect of accounting change	5,590	4,838	4,762	6,618	7,227
Loss from discontinued operations, net of income tax (1)	(236)	(84)	(83)	(60)	(12)
Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 and $611 in 1999 (2) (3)	0	0	(173)	0	(956)
Net earnings	$5,354	$4,754	$4,506	$6,558	$6,259

Per Share Information:
Earnings per share - basic:
Earnings before discontinued operations and
cumulative effect of accounting change	$1.32	$1.15	$1.06	$1.33	$1.41
Discontinued operations	(0.06)	(0.02)	(0.02)	(0.01)	0.00
Cumulative effect of accounting change	0.00	0.00	(0.04)	0.00	(0.19)
Net earnings	$1.26	$1.13	$1.00	$1.32	$1.22

Earnings per share - diluted:
Earnings before discontinued operations and
cumulative effect of accounting change	$1.28	$1.15	$1.06	$1.33	$1.40
Discontinued operations	(0.05)	(0.02)	(0.02)	(0.01)	0.00
Cumulative effect of accounting change	0.00	0.00	(0.04)	0.00	(0.19)
Net earnings	$1.23	$1.13	$1.00	$1.32	$1.21

Weighted average shares outstanding:
Basic	4,235,911	4,191,809	4,482,153	4,967,332	5,111,461
Diluted	4,355,653	4,207,560	4,501,106	4,967,332	5,154,860

Operating Data
Stores open at year-end	264	264	267	269	257
Stores in non-competitive markets at year-end (4)	229	221	222	220	206
Percentage of total stores in
non-competitive markets (4)	86.74%	83.71%	83.15%	81.78%	80.20%
Net sales of stores in non-competitive markets (4)	$334,811	$317,585	$299,713	$281,263	$259,524
Percentage of net sales from stores in
non-competitive markets (4)	81.53%	77.12%	76.70%	73.90%	71.40%
Comparable store sales for all stores (5)	-0.05%	2.90%	0.40%	-0.10%	0.90%
Comparable store sales for stores in
non-competitive markets (4)(5)	0.09%	2.94%	1.80%	1.80%	1.40%

Balance Sheet Data
Total assets	$169,900	$165,286	$170,094	$178,179	$172,474
Total debt (includes capital lease
obligation and current maturities)	24,611	26,437	35,153	41,761	45,608
Stockholders' equity	102,110	95,590	92,506	90,218	86,426

 (1)      Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations.

 (2)      Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year.  Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway.  Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer.

(3)       Effective November 1, 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start up Activities, retroactive to the beginning of the year.  Under the new method, the Company expenses store preopening costs as incurred rather than over the initial 12-months of a store's operation..

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

The Company's fiscal year ends on the Sunday closest to January 31.  Fiscal 2003 consisted of 52 weeks, fiscal 2002 consisted of 53 weeks, and fiscal 2001 consisted of 52 weeks.

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

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations.

Critical Accounting Policies

Inventory:  As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method.  The retail inventory method ("RIM") used by the Company is an averaging method that has been widely used in the retail industry.  This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin.  Use of  the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins.

The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established.  The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  As of February 2, 2003 and February 3, 2002, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $943,000 and $1,355,000, respectively.

Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Property and Equipment:  The Company's policy is to capitalize property and equipment if it has a useful life beyond one year.  Major improvements are capitalized, while maintenance and repairs, which do not extend the useful life of the asset, are expensed as incurred.

Impairment of Long-Lived Assets:  The Company considers determination of impairment of long-lived assets as a critical accounting policy because determination as to whether the long-lived assets of a store are impaired and, if impaired, the fair value of such assets requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the store over an extended period of time will equal or exceed the carrying value of such assets.  Management uses the best information available to make the determination; however, actual future cash flows for the store may vary significantly from the cash flows projected in conjunction with the impairment assessment.  The potential impact on the financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a store are significantly under estimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are over estimated.  See Note 1(l) of Notes to Consolidated Financial Statements for a description of the Company's accounting policy for impairment of long-lived assets.

Results of Operations

The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.6	67.3	67.1
Gross margin	33.4	32.7	32.9
Selling, general and administrative expenses	29.1	28.4	28.1
Depreciation and amortization	1.7	1.6	1.6
Provision for asset impairment and store closure	0.0	0.1	0.4
Total operating expenses	30.8	30.1	30.1
Income from continuing operations	2.6	2.6	2.8
Interest expense	0.4	0.7	0.8
Earnings from continuing operations before income
taxes, discontinued operations and cumulative
effect of accounting change	2.2	1.9	2.0
Income tax expense	0.8	0.7	0.8
Earnings from continuing operations before discontinued
operations and cumulative effect of accounting change	1.2	1.2	1.2
Loss from discontinued operations, net of income tax	0.1	0.0	0.0
Cumulative effect of accounting change, net of tax	0.0	0.0	0.0
Net earnings	1.3%	1.2%	1.2%

Fiscal 2003 Compared to Fiscal 2002

          Net sales for fiscal 2003 increased $1.5 million or 0.4% to $408.8 million compared to $407.2 million for fiscal 2002.  During fiscal 2003, the Company opened five ALCO stores, all of which were in new non-competitive markets.  Two ALCO and three Duckwall stores were closed, resulting in a year end total of 264 stores.  The increase in net sales was due to new stores opened over the last two fiscal years.  This increase was partially offset because fiscal 2002 had sales from a 53rd week of $5.9 million  Fiscal 2003 only had sales from 52 weeks.  Net sales for all stores open the full year in both fiscal 2003 and 2002 (comparable stores), increased by $186,000 or 0.1% in fiscal 2003 compared to fiscal 2002.  Sales in the Class 18 Stores, the main focus of the Company's expansion efforts, increased $1.2 million, or 0.6%.  Strong sales during the first half of the year gave way to a softer second half, when economic and consumer spending trends deteriorated throughout the United States.

         Gross margin for fiscal 2003 increased $3.2 million, or 2.4%, to $136.4 million compared to $133.2 million in fiscal 2002.  As a percentage of net sales, gross margin increased to 33.4% in fiscal 2003 compared to 32.7% in fiscal 2002.  The increase in the gross margin percentage was attributable to a reduction in both markdowns and shrinkage.

         Selling, general and administrative expenses increased $3.4 million or 2.9% to $119.1 million in fiscal 2003 compared to $115.7 million in fiscal 2002, primarily due to higher insurance and distribution center costs.  As a percentage of net sales, selling, general and administrative expenses were 29.1% in fiscal 2003 and 28.4% in fiscal 2002.  The selling, general and administrative expense percentage was unfavorably impacted as a result of Fiscal 2003 having one less week compared to the 53 week Fiscal 2002.

              In fiscal 2003, there was no expense for asset impairment, and store closing costs were included in Discontinued Operations.  The provision for asset impairment and store closure in fiscal 2002 was $601,000, which consisted of $498,000 for asset impairment and $103,000 for closing stores.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  For purposes of determining impairment, assets are grouped at the store level.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Income from continuing operations decreased $148,000, or 1.4%, to $10.4 million in fiscal 2003 compared to $10.6 million in fiscal 2002.  Income from continuing operations as a percentage of net sales was 2.6% in both fiscal 2003 and fiscal 2002.

         Interest expense decreased $1.2 million, or 42.1%, in fiscal 2003 compared to fiscal 2002.  The reduction in interest expense is due primarily to lower interest rates.

         Income taxes were $3.2 million in fiscal 2003 compared to $3.0 million in fiscal 2002.  The Company's effective tax rate was 36.7% in fiscal 2003 and 38.1% in fiscal 2002.  Increased earnings in fiscal 2003 generated a higher income tax expense compared to fiscal 2002 even though the effective tax rate decreased.

         Earnings before loss from discontinued operations and the cumulative effect of accounting change for fiscal 2003 increased by $752,000, or 15.5%, to $5.6 million compared to $4.8 million in fiscal 2002.

          Loss from discontinued operations, net of income taxes was $236,000 in fiscal 2003, compared to $84,000 in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

          Net sales for fiscal 2002 increased $21.2 million or 5.5% to $407.2 million compared to $386.0 million for fiscal 2001.  During fiscal 2002, the Company opened 4 ALCO stores, all of which were in new non-competitive markets.  Two ALCO and five Duckwall stores were closed, resulting in a year end total of 264 stores.  The increase in net sales was due to new stores opened over the last two fiscal years, a comparable store sales increase of 3.0%, and  $5.9 million in sales from the extra week in Fiscal 2002 compared to Fiscal 2001.  Net sales for all stores open the full year in both fiscal 2002 and 2001 (comparable stores), increased by $11.0 million or 2.9% in fiscal 2002 compared to fiscal 2001.  Sales in the Class 18 Stores, the main focus of the Company's expansion efforts, increased $5.5 million, or 3.1%.  Sales strengthened in the second half of the year due to the success of the ongoing store remodeling program, along with other merchandising and marketing initiatives designed to improve sales.

         Gross margin for fiscal 2002 increased $6.0 million, or 4.7%, to $133.2 million compared to $127.2 million in fiscal 2001.  As a percentage of net sales, gross margin decreased to 32.7% in fiscal 2002 compared to 33.0% in fiscal 2001.  The decline in the gross margin percentage was attributable to higher transportation costs and shrinkage.  Gross margin for the first two quarters of the fiscal year declined from 33.4% in fiscal 2001 to 32.5% in fiscal 2002, due to an unfavorable mix of sales, higher transportation costs and shrinkage.  The results of the third and fourth quarters were favorably impacted by a more favorable mix of sales, due in part to the store remodel program and other merchandising and marketing initiatives.  Gross margin for the third and fourth quarters increased from 32.5% in fiscal 2001 to 32.9% in fiscal 2002.

         Selling, general and administrative expenses increased $7.1 million or 6.5% to $115.7 million in fiscal 2002 compared to $108.6 million in fiscal 2001, primarily due to higher insurance and distribution center costs.  As a percentage of net sales, selling, general and administrative expenses were 28.4% in fiscal 2002 and 28.1% in fiscal 2001.  Selling, general and administrative expense was unfavorably impacted by the sale-leaseback transaction for $2.1 million that was completed at the end of fiscal year 2001.  The sale-leaseback impacts selling, general and administrative expense through higher store rent expense, with a corresponding reduction in depreciation and interest expense.

          The provision for asset impairment and store closure decreased $901,000, or 60%, to $601,000 in fiscal 2002 compared to $1.5 million in fiscal 2001.  Those amounts comprise $498,000 for asset impairment and $103,000 for store closing in fiscal 2002, and $1.2 million for asset impairment and $320,000 for store closing in fiscal 2001.   Included in store closure expense are expenses accrued for stores expected to be closed as well as others closed during the current year.  Because there is a smaller investment in fixtures and leasehold costs, the cost to close a Duckwall store is smaller than the cost to close an ALCO store.  During fiscal 2002 a provision for impairment had been recorded for two fuel centers for which operations had not been closed nor had a decision been made to close.  Depreciation expense that the Company will not experience as a result of the assets impaired in fiscal 2002 was approximately $89,000 for fiscal 2003.

              Income from continuing operations decreased $320,000, or 2.9%, to $10.6 million in fiscal 2002 compared to $10.9 million in fiscal 2001.  Income from continuing operations as a percentage of net sales decreased to 2.6% in fiscal 2002 from 2.8% in fiscal 2001.

         Interest expense decreased $476,000, or 14.6%, in fiscal 2002 compared to fiscal 2001.  The reduction in interest expense is due primarily to lower interest rates.

         Income taxes were $3.0 million in fiscal 2002 compared to $2.9 million in fiscal 2001.  The Company's effective tax rate was 38.1% in fiscal 2002 and 37.8% in fiscal 2001.

         Earnings before discontinued operations and the cumulative effect of accounting change for fiscal 2002 increased by $76,000, or 1.6%, to $4.8 million compared to $4.8 million in fiscal 2001.

Seasonality and Quarterly Results

         The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2002 and 2003.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
		(dollars in millions)

Fiscal 2002	Net Sales	$90.7	$100.7	$93.7	$122.1
	Gross Margin	29.4	32.8	32.2	38.8
	Earnings from continuing operations	0.0	0.9	0.5	3.4
	Net Earnings	0.0	0.9	0.4	3.4

Fiscal 2003	Net Sales	$96.1	$103.1	$92.9	$116.7
	Gross Margin	32.1	34.4	32.7	37.4
	Earnings from continuing operations	0.6	1.3	0.5	3.2
	Net Earnings	0.5	1.3	0.5	3.1

           See Note 10 of Notes to Consolidated Financial Statements for quarterly earnings per share information.

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

Liquidity and Capital Resources

         At the end of fiscal 2003, working capital (defined as current assets less current liabilities) was $93.4 million compared to $70.4 million at the end of fiscal 2002 and $94.0 million at the end of fiscal 2001.  The increase in working capital between the end of fiscal 2002 and fiscal 2003 was due to the classification of the revolving loan as a long term liability.  On April 15, 2002, the revolving loan was replaced with a new revolving loan that matures in April 2006.

         The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing.  In fiscal years 2003, 2002 and 2001, the Company completed a sale-leaseback of a number of its owned stores.  The proceeds from these transactions amounted to $1.3 million, $0.6 million, and $2.0 million in fiscal years 2003, 2002 and 2001, respectively.

Cash provided by operating activities aggregated $5.4 million, $11.1 million, and $7.3 million, in fiscal 2003, 2002 and 2001, respectively.  The decrease in cash provided in fiscal 2003 relative to fiscal 2002 resulted primarily from a larger increase in inventory as well as a reduction in income taxes payable.  The increase in cash provided in fiscal 2002 relative to fiscal 2001 resulted primarily from an increase in income taxes payable as well as a similar balance in accounts payable at the end of each fiscal year.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit.  The loan agreement expires in April 2006.  The Company had borrowings available at February 2, 2003 under the revolving loan credit facility amounting to $48.3 million.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

 In fiscal 2003, the Company made net cash payments on its revolving credit facility of $654,000 and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations.  The Company received $1.2 million in proceeds from the exercise of outstanding stock options.  In fiscal 2002, the Company made net cash payments on its revolving credit facility of $7.5 million, made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $1.7 million of Company stock.  In fiscal 2001, the Company made net cash payments on its revolving credit facility of $4.8 million, made cash payments of $1.8 million to reduce its long-term debt and capital lease obligations, and repurchased $3.0 million of Company stock.  The Company executed operating leases for 24 additional stores during the three year period ending in fiscal 2003.  The Company's long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 5 new ALCO stores were opened in fiscal 2003 and 8 new ALCO stores are expected to be opened in fiscal 2004.  The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company's planned expansion.

Cash used for acquisition of property and equipment in fiscal 2003, 2002 and 2001 totaled $7.6 million, $6.0 million, and $5.9 million, respectively.  A sale-leaseback of store buildings was completed in the amount of $1.3 million, $0.6 million, and  $2.0 million in fiscal 2003, 2002, and 2001, respectively.  This resulted in net cash used for acquisition of property and equipment in fiscal 2003, 2002, and 2001 of $6.3 million, $5.4 million, and $3.9 million, respectively.  Anticipated cash payments for acquisition of property and equipment in fiscal 2004, principally for store buildings and fixtures, are $8 million.

During fiscal 1999, the Company's Board of Directors approved a plan to repurchase up to 411,000 shares of the Company's Common Stock (the "Stock Repurchase Program").  During fiscal 2000, the Company's Board of Directors approved the repurchase of an additional 1,000,000 shares.  Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices.  The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Company's credit facility.  As of February 3, 2002, the Company had purchased and retired 1,010,300 shares of Common Stock for $8.1 million, which represents 20% of its outstanding shares.  There were no shares repurchases during fiscal 2003.

                The following table summarized the Company's significant contractual obligations payable as of February 2, 2003 (in thousands).  Payments due under the  revolving loan credit facility and long-term debt represent principle payments only.

	Payments due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

Revolving Loan Credit Facility	17,483	0	0	17,483	0
Long-Term Debt	1,032	500	532	0	0
Capital Lease Obligations	9,210	1,384	2,723	2,243	2,860
Operating Leases	74,474	11,096	17,520	13,821	32,037

Total contractual cash obligations	102,199	12,980	20,775	33,547	34,897

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act.  These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii).  Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates", "projects" or "anticipates," variations thereof or similar expressions.

Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions.  The Company's future results of operations, financial condition and business operations may differ materially from the forward-looking statements or the historical information stated in this Annual Report on Form 10-K.  Stockholders and investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of factors and uncertainties that could cause actual results of operations, financial condition or business contemplated by the forward-looking statements to differ materially from those discussed in the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company, including those factors described below.  Other factors not identified herein could also have such an effect.  Factors that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical information include, but are not limited to, those factors described below.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis.  The Company plans to open 8 ALCO stores in the current fiscal year and at least 10 ALCO stores in both fiscal 2005 and 2006.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These contingencies include the availability of acceptable communities for store locations, the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations.  There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

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

Control by Significant Stockholders

Kansas Public Employees Retirement System ("KPERS") and Jeffrey Macke are principal stockholders of the Company, beneficially owning approximately 17% and 16%, respectively, of the outstanding shares of Common Stock of the Company as of March 1, 2003.

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

Impact of Change in Accounting Principle

Effective February 2, 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement required additional disclosures in the consolidated financial statements.

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  The adoption of this statement had the effect of delaying when the Company records liabilities associated with store closures.

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, (EITF 02-16).  EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002, and limited guidance regarding timing of recognition for volume rebates, for transactions entered into after November 21, 2002.  The adoption of EITF 02-16 did not have a significant impact on the Company's financial statements for the year ended February 2, 2003.

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of.  The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.  The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations.

New Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  The Company also records a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company is required to adopt SFAS No. 143 effective February 3, 2003.  The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

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

Independent Auditors' Report

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 2, 2003 and February 3, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three‑year period ended February 2, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 2, 2003, February 3, 2002, and January 28, 2001, and the results of their operations and their cash flows for each of the years in the three‑year period ended February 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 of the notes to consolidated financial statements, the Company changed its method of accounting for layaway sales in the year ended January 28, 2001.

    /s/  KPMG LLP

Wichita, Kansas
March 19, 2003

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal years ended February 2, 2003, February 3, 2002, and January 28, 2001
(Dollars in thousands, except per share amounts)
	2003	2002	2001
Net sales	$408,756	407,233	386,037
Cost of sales	272,337	273,991	258,836
Gross margin	136,419	133,242	127,201
Selling, general, and administrative (notes 4 and 5)	119,092	115,707	108,645
Depreciation and amortization	6,885	6,344	6,144
Provision for asset impairment and store closure	--	601	1,502
Total operating expenses	125,977	122,652	116,291
Income from continuing operations	10,442	10,590	10,910
Interest expense (notes 3 and 5)	1,609	2,778	3,254
Earnings from continuing operations
before income taxes, discontinued
operations, and cumulative effect of
accounting change	8,833	7,812	7,656
Income tax expense (note 6)	3,243	2,974	2,894
Earnings from continuing operations
before discontinued operations and
cumulative effect of accounting change	5,590	4,838	4,762
Loss from discontinued operations, net of
income tax benefit of $137, $51, and $51
in 2003, 2002, and 2001 respectively	(236)	(84)	(83)
Cumulative effect of accounting change,
net of income tax benefit of $111 in
2001 (note 1)	--	--	(173)
Net earnings	$5,354	4,754	4,506
Earnings per share:
Basic (note 9):
Earnings before discontinued operations and
cumulative effect of accounting change	$1.32	1.15	1.06
Discontinued operations	(0.06)	(0.02)	(0.02)
Cumulative effect of accounting change	--	--	(0.04)
Net earnings	$1.26	1.13	1.00
Earnings per share:
Diluted (note 9):
Earnings before discontinued operations and
cumulative effect of accounting change	$1.28	1.15	1.06
Discontinued operations	(0.05)	(0.02)	(0.02)
Cumulative effect of accounting change	--	--	(0.04)
Net earnings	$1.23	1.13	1.00
See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
February 2, 2003 and February 3, 2002
(Dollars in thousands)
Assets	2003	2002
Current assets:
Cash and cash equivalents	$1,356	3,219
Receivables	2,015	1,663
Inventories (note 2)	129,677	125,165
Prepaid expenses	2,415	959
Total current assets	135,463	131,006
Property and equipment, at cost:
Land and land improvements	3,047	2,839
Buildings and building improvements	16,729	17,616
Furniture, fixtures, and equipment	49,312	44,701
Transportation equipment	2,769	2,088
Leasehold improvements	11,390	9,972
Construction work in progress	908	1,305
Total property and equipment	84,155	78,521
Less accumulated depreciation and amortization	54,125	48,723
Net property and equipment	30,030	29,798
Property under capital leases (note 5)	20,120	20,407
Less accumulated amortization	16,509	16,226
Net property under capital leases	3,611	4,181
Other assets	239	15
Deferred income taxes (note 6)	557	286

	$169,900	165,286
See accompanying notes to consolidated financial statements.

Liabilities and Stockholders' Equity	2003	2002
Current liabilities:
Current maturities of long-term debt (note 3)	$500	469
Notes payable under revolving loan credit facility (note 3)	--	18,137
Current maturities of capital lease obligations (note 5)	712	703
Accounts payable	25,241	24,511
Income taxes payable	1,326	3,677
Accrued salaries and commissions	5,372	4,971
Accrued taxes other than income	3,935	4,080
Other current liabilities	2,836	2,581
Deferred income taxes (note 6)	2,164	1,458
Total current liabilities	42,086	60,587

Notes payable under revolving loan credit facility (note 3)	17,483	--
Long-term debt, less current maturities (note 3)	532	1,032
Capital lease obligations, less current maturities (note 5)	5,384	6,096
Other noncurrent liabilities	1,448	1,265
Deferred revenue	857	716
Total liabilities	67,790	69,696
Stockholders' equity (notes 4, 7, and 8):
Common stock, $0.0001 par value. Authorized 20,000,000
shares in 2003 and 2002; issued and outstanding
4,260,557 and 4,149,599 shares in 2003 and 2002,
respectively	1	1
Additional paid-in capital	48,759	47,609
Retained earnings	53,350	47,996
Accumulated other comprehensive income (loss)	--	(16)
Total stockholders' equity	102,110	95,590
Commitments (note 5)
	$169,900	165,286

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Fiscal years ended February 2, 2003, February 3, 2002, and January 28, 2001
(Dollars in thousands)
				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders'
	stock	capital	earnings	income (loss)	equity
Balance, January 30, 2000	$1	51,481	38,736	--	90,218
Net earnings for the year ended
January 28, 2001	--	--	4,506	--	4,506
Income tax benefit relating to period
prior to reorganization (note 8)	--	754	--	--	754
Repurchase and retirement of 352,700
common shares	--	(2,972)	--	--	(2,972)
Balance, January 28, 2001	1	49,263	43,242	--	92,506
Net earnings for the year ended
February 3, 2002	--	--	4,754	--	4,754
Cumulative effect adjustment upon
adoption of SFAS No. 133, net
of tax (note 1)	--	--	--	(76)	(76)
Amortization of cumulative effect
adjustment	--	--	--	60	60
Comprehensive income					4,738
Repurchase and retirement of 270,000
common shares	--	(1,654)	--	--	(1,654)
Balance, February 3, 2002	1	47,609	47,996	(16)	95,590
Net earnings for the year ended
February 2, 2003	--	--	5,354	--	5,354
Amortization of cumulative effect
adjustment	--	--	--	16	16
Comprehensive income					5,370
Options exercised to purchase
110,958 shares	--	1,150	--	--	1,150
Balance, February 2, 2003	$1	48,759	53,350	--	102,110
See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal years ended February 2, 2003, February 3, 2002, and January 28, 2001
(Dollars in thousands)
	2003	2002	2001
Cash flows from operating activities:
Net earnings	$5,354	4,754	4,506
Adjustments to reconcile net earnings to cash
provided by operating activities:
Cumulative effect of accounting change,
net of income tax benefit	--	--	173
Depreciation and amortization	6,912	6,380	6,233
Amortization of debt financing costs	76	70	103
Deferred income taxes	425	(1,568)	(225)
(Gain) loss on disposition or impairment of property
and equipment	(268)	687	1,183
(Increase) decrease in receivables	(352)	534	(434)
Increase in inventories	(4,512)	(1,420)	(1,237)
Increase in prepaid expenses	(1,456)	(406)	(86)
Increase in other assets	--	--	(9)
Increase (decrease) in accounts payable	730	(79)	(2,191)
(Decrease) increase in income taxes payable	(2,351)	2,971	(1,137)
Increase (decrease) in accrued salaries and
commissions	401	171	(12)
(Decrease) increase in accrued taxes other
than income	(145)	(89)	147
Increase (decrease) in other liabilities	464	(884)	425
Increase (decrease) in deferred revenue	141	--	(136)
Net cash provided by operating activities	5,419	11,121	7,303
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,316	618	2,060
Acquisition of:
Buildings	(252)	(517)	(2,110)
Fixtures, equipment, and leasehold improvements	(7,370)	(5,484)	(3,824)
Net cash used in investing activities	(6,306)	(5,383)	(3,874)
Cash flows from financing activities:
Decrease in notes payable under revolving loan
credit facility	(18,137)	(7,469)	(4,814)
Net borrowings under revolving loan credit facility	17,483	--	--
Proceeds from exercise of outstanding stock options	1,150	--	--
Repurchase of stock	--	(1,654)	(2,972)
Principal payments on long-term debt	(469)	(564)	(1,187)
Principal payments under capital lease obligations	(703)	(683)	(607)
Debt issuance costs	(300)	--	--
Net cash used in financing activities	(976)	(10,370)	(9,580)
Net decrease in cash and cash equivalents	(1,863)	(4,632)	(6,151)
Cash and cash equivalents at beginning of year	3,219	7,851	14,002
Cash and cash equivalents at end of year	$1,356	3,219	7,851
See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 2, 2003, February 3, 2002, and January 28, 2001

(Dollars in thousands, except per share amounts)

(1)     Summary of Significant Accounting Policies

(a)     Nature of Business

Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through discount department and variety store outlets. Merchandise is purchased for resale from many vendors, and transactions with individual vendors and customers do not represent a significant portion of total purchases and sales.

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany account balances have been eliminated in consolidation.

(c)     Basis of Presentation

The Company's fiscal year ends on the Sunday nearest to January 31. Fiscal 2003 consists of 52 weeks, fiscal 2002 consists of 53 weeks, and fiscal 2001 consists of 52 weeks.

(d)     Inventories

Store inventories are stated at the lower of cost or net realizable value as estimated by the retail inventory method. Warehouse inventories are stated at the lower of cost or net realizable value. The Company utilizes the last-in, first-out (LIFO) method of determining cost of store and warehouse inventories.

(e)     Property and Equipment

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or 10 years. Estimated useful lives are as follows:

Buildings	25 years
Building improvements	10 years
Furniture, fixtures, and equipment	3-8 years
Transportation equipment	3-5 years
Leasehold improvements	2-10 years

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

(g)     Net Sales and Deferred Revenue

Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales. Vendor rebates received in advance of meeting the criteria for recognition in the consolidated statements of operations are recorded as deferred revenue.

(h)     Change in Accounting Principle

Effective February 2, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock‑based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. This Statement required additional disclosures in the consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of this statement had the effect of delaying when the Company records liabilities associated with store closures (see note 1(m)).

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002 and limited guidance regarding timing of recognition for volume rebates for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company's financial statements for the year ended February 2, 2003.

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides a single accounting model for long‑lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations.

In accordance with SFAS No. 144, long‑lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long‑lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long‑lived Assets and for Long‑lived Assets to Be Disposed Of.

Effective January 29, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value has no net impact on earnings until the hedged transaction affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value is recognized in current period earnings.

At January 29, 2001, the Company held one derivative instrument, an interest rate swap agreement entered into in December 2000 with a notional principal amount of $10,000, whereby the Company pays a fixed rate of interest and receives interest based on LIBOR for the period from April 15, 2001 to April 15, 2002. The purpose of the interest rate swap agreement was to mitigate the Company's interest rate risk under its revolving credit facility.

Prior to January 29, 2001, the Company had accounted for the interest rate swap agreement as a cash flow hedge. Upon adoption of SFAS No. 133, the Company elected to not use hedge accounting for the interest rate swap agreement. Accordingly, a cumulative-effect-type adjustment was made to accumulated other comprehensive income in the amount of $76, which represents the fair value of the interest rate swap at the date of adoption of SFAS No. 133 ($123) net of income tax effect ($47). The cumulative effect adjustment was amortized to earnings over the period from April 15, 2001 to April 15, 2002. During 2002, the Company recorded interest expense of $97 ($60 net of tax) to amortize the transition adjustment. Subsequent to the adoption of SFAS No. 133, the Company recorded a reduction in interest expense of $16 to reflect the change in fair value of the interest rate swap agreement.

Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year. Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway. Under the new method, revenue on layaway sales is recognized upon delivery of the merchandise to the customer. The effect of adopting the accounting change on earnings before cumulative effect of accounting change, net earnings, and net earnings per share for fiscal 2001 is to increase (decrease) such amounts by $(38), $(211), and $(0.05), respectively. The change is considered a cumulative effect-type accounting change and, accordingly, the cumulative effect as of January 31, 2000 has been reported in the accompanying financial statements.

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

During fiscal 2003, 2002, and 2001, the following amounts were paid for interest and income taxes:

	2003	2002	2001
Interest, excluding interest on
capital lease obligations and
amortization of debt financing
costs (net of capitalized
interest of $31 in fiscal 2003,
$26 in fiscal 2002, and $59 in
fiscal 2001)	$802	2,031	2,141
Income taxes	5,032	1,520	4,205

(k)     Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l)      Long‑lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Provisions for asset impairment of $0, $498, and $1,182 for fiscal 2003, 2002, and 2001, respectively, are included in the consolidated statements of operations.

(m)    Store Closure Expenses

Prior to January 1, 2003, the Company recorded a provision for store closure expenses and a related liability in the period the expense to put in place a definitive plan of closure for each store was incurred. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. The liability is charged as the related amounts are paid. There were no significant adjustments to the liability in fiscal 2003, 2002, or 2001.

Beginning with store closures for which the definitive plan was established after January 1, 2003, a provision for such store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended February 2, 2003, February 3, 2002 and January 28, 2001, is as follows:

	2003	2002	2001
Store closure liability at beginning
of year	$76	218	189
Store closure expense (included in
discontinued operations in 2003)	172	103	320
Payments	(102)	(245)	(291)
Store closure liability at end of year	$146	76	218

(n)     Stock‑based Compensation

The Company applies the intrinsic‑value‑based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed‑plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the table below:

	2003	2002	2001
Net earnings as reported	$5,354	4,754	4,506
Pro forma stock-based employee compensation
cost, net of tax	(230)	(206)	(398)
Pro forma net earnings	$5,124	4,548	4,108
Earnings per share as reported:
Basic	$1.26	1.13	1.00
Diluted	1.23	1.13	1.00
Earnings, per share, pro forma:
Basic	1.21	1.08	0.92
Diluted	1.18	1.08	0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2001
Expected dividend yield	0%	0%
Expected stock price volatility	38.6	37.8
Risk-free interest rate	5.0	5.6
Expected life of options	5 years	5 years

The weighted average grant date fair value of options granted during 2003 and 2001 is $5.23 and $3.35 per share, respectively. No options were issued during fiscal year 2002.

(2)     Inventories

Inventories at February 2, 2003 and February 3, 2002 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at February 2, 2003 and February 3, 2002 are summarized as follows:

		2003	2002
FIFO cost		$130,272	125,760
Less LIFO reserve		(595)	(595)
	LIFO cost	$129,677	125,165

(3)     Credit Arrangements, Notes Payable, and Long-term Debt

The Company entered into a loan agreement with its lenders on April 15, 2002, that provides a revolving loan credit facility of up to $70,000 of long-term financing. This agreement replaced a similar agreement previously outstanding with another lender. The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). The amount advanced is generally limited to 70% of eligible inventory, as defined. Advances are secured by a security interest in the Company's inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2006.

The Company entered into an interest rate swap in December 2000 with a notional principal amount of $10,000, whereby the Company paid a fixed rate of interest and receives interest based on LIBOR for the period April 15, 2001 to April 15, 2002 to mitigate its interest rate risk under the LIBOR Rate Loan. This interest rate swap agreement was terminated during April 2002. Interest expense for fiscal 2003 includes $27 of interest paid by the Company under the interest rate swap agreement.

Notes payable outstanding at February 2, 2003 and February 3, 2002 under the revolving loan credit facility aggregated $17,483 and $18,137, respectively. The lender had also issued letters of credit aggregating $4,123 and $2,661, respectively, at such dates on behalf of the Company. The interest rates on outstanding borrowings at February 2, 2003 were 4.25% on the Base Loan ($3,483) and 2.87% (on $10,000) and 2.84% (on $4,000) on the Index Loans. The Company had additional borrowings available at February 2, 2003 under the revolving loan credit facility amounting to $48,329.

Long‑term debt, exclusive of notes payable under the revolving loan credit facility as described above, at February 2, 2003 and February 3, 2002 consisted of the following:

	2003	2002
6.4% note payable, due in monthly installments, including
interest, through January 2005; secured by equipment	$1,032	1,501

Less current maturities	500	469
Long-term debt, less current maturities	$532	1,032

Interest expense on notes payable and long-term debt in fiscal 2003, 2002, and 2001 aggregated $855, $1,941, and $2,341, respectively.

Maturities of long‑term debt, including the notes payable under the revolving loan credit facility, in each of the next four years as of February 2, 2003 are as follows:

Fiscal year:
2004	$500
2005	532
2006	--
2007	17,483
$18,515

(4)     Employee Benefits

The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from such Plan for fiscal 2003, 2002, and 2001 amounted to $573, $512, and $505, respectively.

(5)     Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 2, 2003 and February 3, 2002 are as follows:

		2003	2002
Buildings		$16,624	16,624
Fixtures		3,496	3,783
		20,120	20,407
Less accumulated amortization		16,509	16,226
	Net property under capital leases	$3,611	4,181

The Company also has noncancelable operating leases, primarily for buildings and transportation equipment, that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 2, 2003 are as follows:

		Capital	Operating
		leases	leases
Fiscal year:
2004		$1,384	11,096
2005		1,384	9,145
2006		1,339	8,375
2007		1,229	7,492
2008		1,014	6,329
Later years		2,860	32,037
	Total minimum lease payments	9,210	$74,474
Less amount representing interest		3,114
	Present value of net minimum lease payments	6,096
Less current maturities		712
	Capital lease obligations, less current maturities	$5,384

Minimum payments have not been reduced by minimum sublease rentals of $68 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $82, $105, and $59 for fiscal 2003, 2002, and 2001, respectively.

Interest on capital lease obligations in fiscal 2003, 2002, and 2001 aggregated $754, $838, and $913, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2003, 2002, and 2001:

	2003	2002	2001
Minimum rentals	$10,441	10,096	10,083
Contingent rentals	744	681	298
Less sublease rentals	(157)	(152)	(183)
	$11,028	10,625	10,198

Sale‑leaseback Transaction

The Company has sold and leased back certain stores (land and buildings). The net proceeds from the sale-leaseback transactions amounted to approximately $1,316, $609, and $2,000 for fiscal 2003, 2002, and 2001, respectively. As a result of the sale-leaseback transactions, the Company incurred gains of $285, $36, and $0 in fiscal 2003, 2002, and 2001, respectively, which have been deferred for financial reporting purposes. Such deferred gains are included within other non-current liabilities and are being amortized over the term of the related leases (15-20 years).

(6)     Income Taxes

The Company's income tax expense (benefit) consists of the following:

	2003	2002	2001
Income tax expense (benefit) allocated
to continuing operations	$3,243	2,974	2,894
Income tax expense (benefit) allocated
to discontinued operations	(137)	(51)	(51)
Total income tax expense	$3,106	2,923	2,843

Income tax expense (benefit) for fiscal 2003, 2002, and 2001 consists of:

	Current	Deferred	Total
2003:
Federal	$2,269	354	2,623
State	412	71	483
	$2,681	425	3,106
2002:
Federal	$3,839	(1,306)	2,533
State	652	(262)	390
	$4,491	(1,568)	2,923
2001:
Federal	$2,623	(187)	2,436
State	445	(38)	407
	$3,068	(225)	2,843

Income tax expense was $3,106, $2,923, and $2,843 for fiscal 2003, 2002, and 2001, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2003, 2002, and 2001 as a result of the following:

	2003	2002	2001
Computed "expected" tax expense	$2,961	2,687	2,633
State income taxes, net of the Federal
income tax benefit	314	254	265
Other, net	(169)	(18)	(55)
	$3,106	2,923	2,843

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 2, 2003 and February 3, 2002 are presented below:

	2003	2002
Deferred tax assets:
Capital leases	$950	1,001
Other assets	--	65
Other liabilities	1,211	1,015
State net operating loss carryforwards	31	5
Total gross deferred tax assets	2,192	2,086
Less valuation allowance	(31)	(5)
Net deferred tax assets	2,161	2,081
Deferred tax liabilities:
Inventories, principally due to differences in the LIFO
reserve arising from a prior business combination
accounted for as a purchase	2,398	1,725
Property and equipment, due to differences in depreciation
and a prior business combination accounted for as
a purchase	1,348	1,528
Other assets	22	--
Total gross deferred tax liabilities	3,768	3,253
Net deferred tax liability	$1,607	1,172

At February 2, 2003, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $622, which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2006. The valuation allowance relates to the net operating loss (NOL) carryforwards.

(7)    Stock Option Plan

The Company has a stock option plan under which options to purchase 650,000 shares of common stock may be granted to key employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four‑year period from the grant date. Information regarding options which were outstanding at February 2, 2003, February 3, 2002, and January 28, 2001 is presented below:

		Weighted
	Number	average
	of	exercise
	shares	price
Options outstanding, January 30, 2000	548,987	$9.86
Issued	58,900	7.94
Canceled	(59,600)	10.54
Options outstanding, January 28, 2001	548,287	9.58
Issued	--	--
Canceled	(56,737)	10.93
Options outstanding, February 3, 2002	491,550	9.42
Issued	65,000	12.50
Exercised	(117,475)	10.63
Canceled	(4,700)	11.46
Options outstanding, February 2, 2003	434,375	$9.53
	Options outstanding			Options exercisable
	Number	Weighted		Number
Range	outstanding	average	Weighted	exercisable	Weighted
of	at	remaining	average	at	average
exercise	February 2,	contractual	exercise	February 2,	exercise
price	2003	life	price	2003	price
$7.94 to $12.50	398,075	2.30	$8.71	237,225	$7.98
$18.50	36,300	0.30	18.50	36,300	18.50
$7.94 to $18.50	434,375			273,525

(8)     Stockholders' Equity

The Company's board of directors has approved a plan to repurchase up to 1,411,000 shares of the Company's common stock (the Stock Repurchase Program). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of February 2, 2003, the Company had purchased 1,010,300 shares of common stock for $8,131.

The Company has accounted for the confirmation of its plan of reorganization under Chapter 11 of the federal bankruptcy laws, which was confirmed by the Bankruptcy Court on May 17, 1991 as a quasi-reorganization. During fiscal 2001, the Company recorded the remaining income tax benefit from loss periods prior to the quasi-reorganization as a reduction of noncurrent deferred income tax liability and an increase to additional paid-in capital.

(9)     Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2003	2002	2001
Outstanding shares:
Weighted average shares outstanding (basic)	4,235,911	4,191,809	4,482,153
Effect of dilutive options to purchase
common stock	119,742	15,751	18,953
As adjusted for diluted calculation	4,355,653	4,207,560	4,501,106

 (10)  Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2003:
Net sales (b)	$96,123	103,106	92,880	116,647
Gross margin (b)	32,060	34,354	32,652	37,353
Earnings from
continuing operations (b)	625	1,282	481	3,202
Net earnings	531	1,269	469	3,085
Net earnings per share (a):
Basic	0.12	0.30	0.11	0.72
Diluted	0.13	0.29	0.11	0.71
2002:
Net sales (b)	90,724	100,725	93,657	122,127
Gross margin (b)	29,407	32,788	32,220	38,827
Earnings from
continuing operations (b)	41	946	475	3,376
Net earnings	23	943	412	3,376
Net earnings per share (a):
Basic	0.01	0.23	0.10	0.81
Diluted	0.01	0.23	0.10	0.80

(a)    Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2003 and fiscal 2002 does not equal the total computed for the year.

(b)    The amounts shown for net sales, gross margin and earnings from continuing operations for the first, second and third quarters do not agree to previously reported amounts due to reclassifications that have been made for discontinued operations (see also note 1(h)).

(11)   Fair Value of Financial Instruments

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long‑term debt at February 2, 2003 and February 3, 2002. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

 (12)  Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $683, $670, and $663 in fiscal 2003, 2002, and 2001, respectively.

During fiscal 2003, 2002, and 2001, the Company paid a consulting firm $178, $275, and $1,002, respectively, to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

 (13)  Business Operations and Segment Information

The Company's business activities include operation of ALCO Discount Stores, in towns with populations which are typically less than 5,000 not served by other regional or national retail discount chains, and Duckwall variety stores that offer a more limited selection of merchandise, which are primarily located in communities of less than 2,500 residents.

For financial reporting purposes, the Company has established two operating segments: "ALCO Discount Stores" and "All other," which includes the Duckwall variety stores and other business activities, such as general office, warehouse, and distribution activities.

Segment Information

	2003	2002	2001
Net sales:
ALCO Discount Stores	$377,893	377,042	355,651
All other:
External	32,753	34,829	34,933
Intercompany	227,053	223,420	213,542
	$637,699	635,291	604,126
Depreciation and amortization:
ALCO Discount Stores	$4,206	4,123	4,060
All other	2,679	2,221	2,084
	$6,885	6,344	6,144
Income (expense) from continuing
operations:
ALCO Discount Stores	$33,436	32,167	29,810
All other	(23,212)	(21,746)	(18,974)
	$10,224	10,421	10,836
Capital expenditures:
ALCO Discount Stores	$6,028	4,593	4,262
All other	1,594	1,408	1,672
	$7,622	6,001	5,934
Identifiable assets:
ALCO Discount Stores	$126,892	122,644	126,511
All other	39,797	41,382	42,945
	$166,689	164,026	169,456

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

Warehousing and distribution costs, including freight applicable to merchandise purchases, have been allocated to the ALCO Discount Stores segment based on the Company's customary method of allocation for such costs (primarily as a stipulated percentage of merchandise purchases).

Inventories

Inventories are based on the FIFO method for segment information purposes and on the LIFO method for the consolidated statements of operations.

Leases

All leases are accounted for as operating leases for purposes of determining income from operations for purposes of determining the segment information for the ALCO Discount Stores, whereas capital leases are accounted for as such in the consolidated statements of operations.

Identifiable assets as reflected in the above segment information include cash and cash equivalents, receivables, inventory, property and equipment, and property under capital leases.

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	2003	2002	2001
Net sales per above segment information	$637,699	635,291	604,126
Intercompany elimination	(227,053)	(223,420)	(213,542)
Sales included in discontinued operations	(1,890)	(4,638)	(4,547)
Net sales per consolidated
statements of operations	$408,756	407,233	386,037
Income from continuing operations per
above segment information	$10,224	10,421	10,836
Inventory method	--	--	--
Property costs	85	85	82
Leases	133	84	(8)
Income from continuing
operations per consolidated
statements of operations	$10,442	10,590	10,910

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                               ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 2003, contains under the caption "Election of Directors" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.  The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 1 of this Form 10-K.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 2003, contains under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11.               EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 2003, contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following sub-captions is expressly excluded from such incorporation: "Compensation Committee Report", "Audit Committee Report", and "Company Performance").

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 2003, contains under the caption "Ownership of Duckwall Common Stock" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 2003, contains under the caption "Compensation Committee Interlocks and Related Party Transactions" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.               CONTROLS AND PROCEDURES

                Based on an evaluation of disclosure controls and procedures for the period ended February 2, 20023 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation on April 9, 2003.

The company has in place a system of internal controls which it believes are adequate. There have been no significant deficiencies or material weaknesses identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

                               ON FORM 8-K.

(a)   Financial Statements, Financial Statement Schedules, and Exhibits

  Consolidated Financial Statements

The financial statements are listed in the index for Item 8 of this Form 10-K.

  Financial Statement Schedules

No financial statement schedules are included as they are not applicable to the Company.

  Exhibits

The exhibits filed with or incorporated by reference in this report are listed below:

Number	Description
3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company's Registration Statement on Form S-1 and hereby incorporated herein by reference).
3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)
3.3	Bylaws (filed as Exhibit 3(b) to Company's Registration Statement on Form S-1 and hereby incorporated herein by reference).
4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company's Registration Statement on Form S-1 and incorporated herein by reference).
4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company's Registration Statement on Form S-1 and hereby incorporated herein by reference).
4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).
4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company's Registration Statement on Form S-1 and herby incorporated herein by reference).
10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank.
10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck.
10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema.
10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield.
10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr.
10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc.
10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc, and DA Good Buys, Inc.
21.1	Amended and Restated List of Subsidiaries of the Company.
99.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 25, 2003, which is accompanying this Annual Report on Form 10-K for the year ended February 2, 2003 and is treated as not filed in reliance on the Commission's Interim Guidance Regarding Filing Procedures.
99.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 25, 2003, which is accompanying this Annual Report on Form 10-K for the year ended February 2, 2003 and is treated as not filed in reliance on the Commission's Interim Guidance Regarding Filing Procedures.

___________________

(b)	Reports on Form 8-K.
(c)	Exhibits
The exhibits filed with this report are identified above under Item 15(a)(3)
(d)	Financial Statement Schedules.
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

Dated: April 25, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature and Title                                                                                          Date_____

 /s/ Glen L. Shank                                                                                                April 25, 2003

    Glen L. Shank

         Chairman of the Board

         and President

         (Principal Executive Officer)

 /s/ Richard A. Mansfield                                                                                     April 25, 2003

    Richard A. Mansfield

         Vice President - Finance and Treasurer

         (Principal Financial and Accounting Officer)

 /s/ Dennis A. Mullin                                                                                             April 25, 2003

    Dennis A. Mullin

         Director

 /s/ Lolan C. Mackey                                                                                             April 25, 2003

   Lolan C. Mackey

 Director

 /s/ Jeffrey Macke                                                                                                   April 25, 2003

    Jeffrey Macke

         Director

                 /s/ Robert L. Woodard                                                                                         April 25, 2003

   Robert L. Woodard

         Director

CERTIFICATIONS

I, Glen L. Shank, certify that:

1.      I have reviewed this annual report on Form 10-K of Duckwall-ALCO Stores, Inc.

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Glen L. Shank
Glen L. Shank
Chairman of the Board and President

I, Richard A. Mansfield, certify that:

1.     I have reviewed this annual report on Form 10-K of Duckwall-ALCO Stores, Inc.

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ Richard A. Mansfield
Richard A. Mansfield
Vice President - Finance, and Treasurer

DIRECTORS

Glen L. Shank

Dennis A. Mullin

Lolan C. Mackey

Jeffrey Macke

Robert L. Woodard

Officers
Chairman of the Board and President	Glen L. Shank
Senior Vice President- Operations and Advertising	James E. Schoenbeck
Senior Vice President- Merchandising	James R. Fennema
Vice President- Finance and Treasurer	Richard A. Mansfield
Vice President- Administration and Distribution	Tom L. Canfield, Jr.
Vice President- Secretary and General Counsel	Charles E. Bogan
Vice President- Personnel	Dennis P. Alesio
Vice President- Real Estate	John E. Hedeen
Vice President- Divisional Merchandise Manager	Michael J. Gawin
Vice President- Duckwall Division	Michael L. Bowman
Vice President- ALCO Division	Dean P. Van Horn
Vice President- ALCO Division	Kalen D. Gunderson
Vice President- Divisional Merchandise Manager	Robert E. Swartz, Jr.
Vice President- Divisional Merchandise Manager	Edward B. Teske
Vice President- Controller	David W. Mills
Vice President- Information Technology	Steven R. Spatz
Vice President-Training and Recruiting	Daniel J. Curoe

TRANSFER AGENT	INDEPENDENT AUDITORS

UMB Bank, N.A.	KPMG LLP
928 Grand Avenue	345 Riverview, Suite 100
P.O. Box 410064	Wichita, KS 67203
Kansas City, MO 64141-0064	(316) 267-8341
(816) 860-7761

STOCK LISTING

NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "DUCK"

FORM 10-K REPORT

A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year end February 2, 2003, excluding exhibits, which includes audited financial statements, is included in this Annual Report. Additional copies are available upon request. Requests should be directed to Charles E. Bogan, Duckwall-ALCO Stores, Inc., 401 Cottage, Abilene, KS 67410.  A list of the excluded exhibits is included under Item 15 of Part IV of the Annual Report on Form 10-K and the Company will provide copies of any such exhibit upon the Company's receipt of a request and a payment of a fee of $.20 per page, which fee does not exceed the Company's reasonable expenses in furnishing such exhibit.

ANNUAL MEETING

The Annual Meeting of the Stockholders of Duckwall-ALCO Stores, Inc. will be held at 10:00 A.M. CDT, Thursday, May 22, 2003 at the principal executive offices of the Company, located at 401 Cottage, Abilene, KS 67410.