Form 10-Q
period 2003-05-04
DUCKWALL ALCO STORES INC
filed 2003-06-16
CIK 30302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC. (Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Cottage Street Abilene, Kansas	67410-2832
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (785) 263-3350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,191,257 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of May 4, 2003.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Assets

	May 4, 2003	February 2, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,725	$ 1,356
Receivables	1,849	2,015
Inventories	136,229	129,677
Prepaid expenses	2,041	2,415

Total current assets	142,844	135,463

Property and equipment	85,681	84,155
Less accumulated depreciation	55,805	54,125

Net property and equipment	29,876	30,030

Property under capital leases	20,120	20,120
Less accumulated amortization	16,642	16,509

Net property under capital leases	3,478	3,611

Other non-current assets	221	239
Deferred income taxes	557	557

Total assets	$176,976	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Liabilities and Stockholders’ Equity

	May 4, 2003	February 2, 2003
	(Unaudited)
Current liabilities:
Current maturities of:
Long term debt	$ 508	$ 500
Capital lease obligations	712	712
Accounts payable	31,186	25,241
Income taxes payable	759	1,326
Accrued salaries and commissions	3,883	5,372
Accrued taxes other than income	4,673	3,935
Other current liabilities	2,635	2,836
Deferred income taxes	2,126	2,164

Total current liabilities	46,482	42,086
Notes payable under revolving loan	20,704	17,483
Long term debt - less current maturities	403	532
Capital lease obligations - less current maturities	5,206	5,384
Other noncurrent liabilities	1,423	1,448
Deferred revenue	748	857

Total liabilities	74,966	67,790

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,191,257 shares and 4,260,557 shares respectively	1	1
Additional paid-in capital	48,101	48,759
Retained earnings	53,908	53,350

Total stockholders’ equity	102,010	102,110

Total liabilities and stockholders’ equity	$176,976	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts) (Unaudited)

	For the Thirteen Week Periods Ended
	May 4, 2003	May 5, 2002
Net sales	$100,231	$94,951
Cost of sales	66,818	63,290

Gross margin	33,413	31,661

Selling, general and administrative	30,137	28,606
Depreciation and amortization	1,799	1,599

Total operating expenses	31,936	30,205

Operating income from continuing operations	1,477	1,456
Interest expense	390	450

Earnings from continuing operations before income taxes	1,087	1,006
Income tax expense	394	369

Earnings from continuing operations	693	637
Loss from discontinued operations, net of income tax	(135)	(106)

Net earnings	$558	$531

Earnings per share
Basic
Continuing operations	$0.16	$0.15
Discontinued operations	($0.03)	($0.02)

Net earnings	$0.13	$0.13

Diluted
Continuing operations	$0.16	$0.14
Discontinued operations	($0.03)	($0.02)

Net earnings	$0.13	$0.12

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Cash Flows Dollars in Thousands (Unaudited)

	For the Thirteen Week Periods Ended
	May 4, 2003	May 5, 2002
Cash Flows From Operating Activities:
Net earnings	$558	$531
Adjustments to reconcile net earnings to net cash provided
by operating activities
Amortization of debt financing costs	18	20
Depreciation and amortization	1,812	1,620
Increase in inventories	(6,552)	(2,257)
Increase in accounts payable	5,945	8,162
Decrease in receivables	166	221
Decrease (increase) in prepaid expenses	374	(948)
Increase in accrued taxes other than income	738	44
(Decrease) increase in accrued salaries and commissions	(1,489)	458
Decrease in income taxes payable	(567)	(2,846)
(Decrease) increase in deferred income taxes	(38)	38
Increase in deferred revenue	(109)	(38)
(Decrease) in other liabilities	(226)	(62)

Net cash provided by operating activities	630	4,943

Cash Flows From Investing Activities:
Proceeds from sale of property	0	1,036
Capital expenditures	(1,525)	(2,880)

Net cash used in investing activities	(1,525)	(1,844)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	0	902
Repurchase of common stock	(658)	0
Increase in revolving loan	3,221	198
Principal payments on long term notes	(121)	(115)
Principal payments on capital leases	(178)	(176)
Debt issue costs	0	(300)

Net cash provided by financing activities	2,264	509

Net increase in cash and cash equivalents	1,369	3,608
Cash and cash equivalents at beginning of period	1,356	3,219

Cash and cash equivalents at end of period	$2,725	$6,827

See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc. And Subsidiaries Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s fiscal 2003 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2) Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3) Stock-based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net earnings and net earnings per share would have been decreased to the pro forma amounts indicated in the table below:

	For the Thirteen Week Periods Ended
	May 4, 2003	May 5, 2002
Net earnings as reported	$558	$531
Pro forma stock-based employee compensation cost, net of tax	(21)	(44)

Pro forma net earnings	$537	$487

Earnings per share as reported:
Basic	$0.13	$0.13
Diluted	$0.13	$0.12
Earnings per share, pro forma:
Basic	$0.13	$0.12
Diluted	$0.12	$0.11

(4) Impact of Change in Accounting Principle

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations. In addition, seven stores were closed in the first quarter of fiscal year 2004, and certain revenue and expense activity related to these stores was reclassified as discontinued operations.

Effective February 3, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

(5) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
May 4, 2003	4,259,034	4,317,476
May 5, 2002	4,171,462	4,320,427

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended May 4, 2003 and May 5, 2002 are referred to herein as the first quarter of fiscal 2004 and 2003 respectively.

As used below the term “competitive market” refers to any market wherein there is one or more national or regional full-line discount stores located in the market served by the Company. The term “non-competitive market” refers to any market where there is no national or regional full-line discount store located in the market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2003 Compared to Thirteen Weeks Ended May 5, 2002.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2004 the Company opened 6 ALCO stores. Five of these stores were in new, non-competitive markets. The Company also closed 2 ALCO stores and 5 Duckwall stores during the first quarter of fiscal 2004. The operations of these stores have been reflected as discontinued operations in all periods presented. As of May 4, 2003 over 85% of the 263 stores are in non-competitive markets.

Net sales for the first quarter of fiscal 2004 increased $5,280 or 5.6% to $100,231 compared to $94,951 for the first quarter of fiscal 2003. Same store sales rose $312 or 0.3%.

Gross margin for the first quarter of fiscal 2004 increased $1,752 or 5.5% to $33,413 compared to $31,661 in the first quarter of fiscal 2003. Gross margin as a percentage of sales was 33.3% for the first quarter of both fiscal years. Improvement in gross margin due to a reduction in markdowns and lower cost of goods sold was largely offset by increased fuel and transportation costs and slightly higher shrinkage expense in the first quarter of fiscal 2004.

Selling, general and administrative expense increased $1,531 or 5.4% to $30,137 in the first quarter of fiscal 2004 compared to $28,606 in the first quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 30.1%, in the first quarter of both fiscal years. Store opening expenses, utilities, general insurance, distribution center and credit card expenses were all higher in the first quarter of fiscal 2004, but were largely offset by lower store remodeling, medical insurance, incentive compensation and store payroll costs.

Depreciation and amortization expense increased $200 or 12.5% to $1,799 in the first quarter of fiscal 2004 compared to $1,599 in the first quarter of fiscal 2003.

Operating income from continuing operations increased $21 or 1.4% to $1,477 in the first quarter of fiscal 2004 compared to $1,456 in the first quarter of fiscal 2003. Operating income from continuing operations as a percentage of net sales was 1.5% in the first quarter of both fiscal years.

Interest expense decreased $60 or 13.3% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The reduction in interest expense was due primarily to lower interest rates.

Earnings from continuing operations for the first quarter of fiscal 2004 were $693, an increase of $56 from the net earnings of $637 for the first quarter of fiscal 2003.

Loss from discontinued operations, net of income tax, was $135 in the first quarter of fiscal 2004, compared to $106 in the first quarter of fiscal 2003. The operations of closed stores have been reflected as discontinued operations in all periods presented. The increase in the loss from discontinued operations is due to the composition of the operations and store closure expenses of the stores.

Net earnings for the first quarter of fiscal 2004 were $558, an increase of $27 or 5.1% from the net earnings of $531 in the first quarter of fiscal 2003. Diluted net earnings for the first quarter of fiscal 2004 were $0.13, an increase of $0.01, or 8.3% from the diluted net earnings of $0.12 in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At May 4, 2003 working capital (defined as current assets less current liabilities) was $96,362 compared to $93,377 at the end of fiscal 2003.

Cash provided by operating activities in the first quarter of fiscal 2004 and 2003 was $630 and $4,943 respectively. The decrease in the amount of cash provided by operating activities in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was primarily due to a larger buildup of inventory levels in fiscal 2004 compared to fiscal 2003, due to the higher number of store openings.

The Company generated cash in financing activities in the first quarter of fiscal 2004 and 2003 of $2,264 and $509 respectively. Cash was generated by borrowing on the revolving loan. Cash was used to purchase and retire 69,300 shares of Common Stock during the first quarter of fiscal 2004.

Cash used in investing activities in the first quarter of fiscal 2004 and 2003 totaled $1,525 and $1,844, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2004 principally for store buildings and store and warehouse fixtures and equipment, are approximately $8,000.

BUSINESS OPERATIONS AND SEGMENT INFORMATION

The Company’s business activities include operation of ALCO discount stores in towns with populations which are typically less than 5,000 not served by other regional or national full-line discount chains and Duckwall variety stores that offer a more limited selection of merchandise which are primarily located in communities of less than 2,500 residents.

For financial reporting purposes, the Company has established two operating segments: “ALCO Discount Stores”, and “All Other”, which includes the Duckwall variety stores and other business activities, such as general office, warehouse and distribution activities.

	For the Thirteen Week Periods Ended
	May 4, 2003	May 5, 2002
Segment Information

Net Sales:
ALCO Discount Stores	$92,519	$87,461
All Other
External	7,712	7,490
Intercompany	61,034	58,505

	$161,265	$153,456

Depreciation and Amortization
ALCO Discount Stores	$1,086	$1,030
All Other	713	569

	$1,799	$1,599

Income (expense) from Operations:
ALCO Discount Stores	$7,663	$7,563
All Other	(6,141)	(6,074)

	$1,522	$1,489

Capital Expenditures:
ALCO Discount Stores	$1,285	$1,616
All Other	240	1,264

	$1,525	$2,880

Identifiable Assets:
ALCO Discount Stores	$138,899	$129,429
All Other	38,077	40,471

	$176,976	$169,900

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

Warehousing and distribution costs including freight applicable to merchandise purchases, have been allocated to the ALCO Discount Stores segment based on the Company’s customary method of allocation for such costs (primarily as a stipulated percentage of merchandise purchases).

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For the Thirteen Week Periods Ended
	May 4, 2003	May 5, 2002
Net sales per above segment information	$161,265	$153,456
Intercompany elimination	(61,034)	(58,505)

Net sales per consolidated statements
of operations	$100,231	$94,951

Income from operations per above segment information	$1,522	$1,489
Leases	45	33

Income from operations per consolidated
statements of operations	$1,477	$1,456

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

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1 (d) to the Consolidated Financial Statements in the Company’s fiscal 2003 Annual Report, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin.

Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of May 4, 2003 and May 5, 2002, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $1,100,000 and $1,100,000, respectively.

Management believes that the Company’s RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

The Company considers determination of impairment of long-lived assets as a critical accounting policy because determination as to whether the long-lived assets of a store are impaired and, if impaired, the fair value of such assets requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the store over an extended period of time will equal or exceed the carrying value of such assets. Management uses the best information available to make the determination; however, actual future cash flows for the store may vary significantly from the cash flows projected in conjunction with the impairment assessment. The potential impact on the financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a store are significantly under estimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are over estimated. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company’s accounting policy for impairment of long-lived assets.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of disclosure controls and procedures for the period ended May 4, 2003 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation in May, 2003.

The company has in place a system of internal controls which it believes are adequate. There have been no significant deficiencies or material weaknesses identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls.

OTHER INFORMATION

PART II

Item 1.	Legal Proceedings No legal proceedings except those covered by insurance occurred during the thirteen-week period ended May 4, 2003

Item 2.	Changes in Securities Not applicable

Item 3.	Defaults Upon Senior Securities Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders Not Applicable

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K
(a) None
(b) Current Report on Form 8-K (Item 4) dated on December 16, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, June 16, 2003	/s/ Richard A. Mansfield Richard A. Mansfield Vice President - Finance Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

CERTIFICATIONS

I, Glen L. Shank, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Duckwall-ALCO Stores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Glen L. Shank Glen L. Shank President, Chairman of the Board

I, Richard A. Mansfield, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Duckwall-ALCO Stores, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Richard A. Mansfield Richard A. Mansfield Vice President, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

99.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 16, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended May 4, 2003 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.

99.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 16, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended May 4, 2003 and is not treated as filed in reliance on the SEC’s Interim Guidance Regarding Filing Procedures.