Form 10-Q
period 2003-08-03
DUCKWALL ALCO STORES INC
filed 2003-09-05
CIK 30302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC. (Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Cottage Street Abilene, Kansas	67410-2832
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (785) 263-3350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,205,632 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of August 3, 2003.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Assets

	August 3, 2003	February 2, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,809	$1,356
Receivables	2,045	2,015
Inventories	132,067	129,677
Prepaid expenses	2,617	2,415

Total current assets	138,538	135,463

Property and equipment	85,315	84,155
Less accumulated depreciation	56,779	54,125

Net property and equipment	28,536	30,030

Property under capital leases	20,120	20,120
Less accumulated amortization	16,775	16,509

Net property under capital leases	3,345	3,611

Other non-current assets	202	239
Deferred income taxes	557	557

Total assets	$171,178	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Liabilities and Stockholders’ Equity

	August 3, 2003	February 2, 2003
Current liabilities:	(Unaudited)
Current maturities of:
Long term debt	$516	$500
Capital lease obligations	712	712
Accounts payable	28,499	25,241
Income taxes payable	1,395	1,326
Accrued salaries and commissions	4,593	5,372
Accrued taxes other than income	4,822	3,935
Other current liabilities	2,832	2,836
Deferred income taxes	2,175	2,164

Total current liabilities	45,544	42,086

Notes payable under revolving loan	14,576	17,483
Long term debt - less current maturities	271	532
Capital lease obligations - less current maturities	5,028	5,384
Other noncurrent liabilities	1,397	1,448
Deferred revenue	638	857

Total liabilities	67,454	67,790

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 4,205,632 shares and 4,260,557 shares respectively	1	1
Additional paid-in capital	48,216	48,759
Retained earnings	55,507	53,350

Total stockholders' equity	103,724	102,110

Total liabilities and stockholders' equity	$171,178	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts) (Unaudited)

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Net sales	$109,501	$101,785	$209,549	$196,631
Cost of sales	73,712	67,860	140,412	131,086

Gross margin	35,789	33,925	69,137	65,545

Selling, general and administrative	31,414	29,800	61,517	58,378
Depreciation and amortization	1,878	1,662	3,675	3,260

Total operating expenses	33,292	31,462	65,192	61,638

Operating income from continuing operations	2,497	2,463	3,945	3,907
Interest expense	328	350	718	800

Earnings from continuing operations before income taxes	2,169	2,113	3,227	3,107
Income tax expense	786	776	1,169	1,141

Earnings from continuing operations	1,383	1,337	2,058	1,966
Earnings (Loss) from discontinued operations, net of income tax	216	(68)	99	(166)

Net earnings	$1,599	$1,269	$2,157	$1,800

Earnings per share
Basic
Continuing operations	$0.33	$0.31	$0.49	$0.47
Discontinued operations	$0.05	($0.01)	$0.02	($0.04)

Net earnings	$0.38	$0.30	$0.51	$0.43

Diluted
Continuing operations	$0.32	$0.30	$0.48	$0.45
Discontinued operations	$0.05	($0.01)	$0.02	($0.04)

Net earnings	$0.37	$0.29	$0.50	$0.41

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Cash Flows Dollars in Thousands (Unaudited)

	For the Twenty-Six Week Periods Ended
	August 3, 2003	August 4, 2002
Cash Flows From Operating Activities:
Net earnings	$2,157	$1,800
Adjustments to reconcile net earnings to net cash provided by operating activities

Amortization of debt financing costs	37	39
Depreciation and amortization	3,693	3,304
(Increase) decrease in inventories	(2,390)	4,254
Increase in accounts payable	3,258	2,001
(Increase) decrease in receivables	(30)	13
Increase in prepaid expenses	(202)	(1,605)
Increase in accrued taxes other than income	887	341
(Decrease) increase in accrued salaries and commissions	(779)	498
Increase (decrease) in income taxes payable	69	(2,976)
Increase (decrease) in deferred income taxes	11	(36)
(Decrease) increase in deferred revenue	(219)	88
(Decrease) increase in other liabilities	(55)	99

Net cash provided by operating activities	6,437	7,820

Cash Flows From Investing Activities:
Proceeds from sale of property	763	1,034
Capital expenditures	(2,696)	(4,597)

Net cash used in investing activities	(1,933)	(3,563)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	115	1,139
Repurchase of common stock	(658)	0
Decrease in revolving loan	(2,907)	(5,472)
Principal payments on long term notes	(245)	(231)
Principal payments on capital leases	(356)	(352)
Debt issue costs	0	(300)

Net cash used in financing activities	(4,051)	(5,216)

Net increase (decrease) in cash and cash equivalents	453	(959)
Cash and cash equivalents at beginning of period	1,356	3,219

Cash and cash equivalents at end of period	$1,809	$2,260

See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc. And Subsidiaries Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002
Net earnings as reported	$1,599	$1,269	$2,157	$1,800
Pro forma stock-based employee compensation cost, net of tax	(21)	(62)	(42)	(106)

Pro forma net earnings	$1,578	$1,207	$2,115	$1,694

Earnings per share as reported:
Basic	$0.38	$0.30	$0.51	$0.43
Diluted	$0.37	$0.29	$0.50	$0.41

Earnings per share, pro forma:
Basic	$0.38	$0.28	$0.50	$0.40
Diluted	$0.37	$0.27	$0.49	$0.39

(4)	Impact of Change in Accounting Principle

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification of certain prior year revenue and expense activity related to five stores closed during fiscal year 2003 as discontinued operations. In addition, seven stores were closed in the first quarter of fiscal year 2004, and one store was closed in the second quarter of fiscal year 2004. Certain revenue and expense activity related to the stores closed in Fiscal 2004 was also reclassified as discontinued operations.

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

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002 and limited guidance regarding timing of recognition for volume rebates for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company’s financial statements for the thirteen or twenty-six weeks ending August 3, 2003.

(5)	Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 3, 2003	4,197,224	4,288,511
August 4, 2002	4,253,054	4,407,493

Twenty-Six Weeks Ended

August 3, 2003	4,228,129	4,302,994
August 4, 2002	4,212,258	4,363,960

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended August 3, 2003 and August 4, 2002 are referred to herein as the second quarter of fiscal 2004 and 2003 respectively.

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

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 3, 2003 Compared to Thirteen and Twenty-Six Weeks Ended August 4, 2002.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2004 the Company closed one Duckwall store and replaced it with an ALCO store in the same market. For the twenty-six week period ending August 3, 2003, the Company opened seven stores and closed eight stores. The operations of stores closed in the current and prior year have been reflected as discontinued operations in all periods presented. As of August 3, 2003 over 85% of the Company’s 263 stores are in non-competitive markets.

Net sales for the second quarter of fiscal 2004 increased $7,716 or 7.6% to $109,501 compared to $101,785 for the second quarter of fiscal 2003. Same store sales decreased $210 or 0.2%. Sales of spring and summer seasonal products were generally soft in May and early June, but improved as the quarter progressed. July same-store sales increased 2.7%. Net sales for the twenty-six week period ending August 3, 2003 increased $12,918 or 6.6% to $209,549 compared to $196,631 in the comparable twenty-six week period of the prior fiscal year. Same store sales increased $31, which, in percentage terms, was essentially flat to the prior year.

Gross margin for the second quarter of fiscal 2004 increased $1,864 or 5.5% to $35,789 compared to $33,925 in the second quarter of fiscal 2003. Gross margin as a percentage of sales was 32.7% for the second quarter of fiscal 2004 compared to 33.3% for the second quarter of fiscal 2003. The decline in the gross margin percentage was due to soft sales of higher margin spring and summer seasonal products during May and early June, as well as an increase in shrinkage expense.

Gross margin for the twenty-six week period ended August 3, 2003 was $69,137, which was $3,592 or 5.5% higher than last year’s twenty-six week gross margin of $65,545. As a percent of net sales, gross margin for the twenty-six week period ended August 3, 2003 was 33.0% compared to 33.3% in the twenty-six week period of the prior fiscal year. The slight decline in the gross margin percentage was due entirely to issues in the second quarter described above.

Selling, general and administrative expense increased $1,614 or 5.4% to $31,414 in the second quarter of fiscal 2004 compared to $29,800 in the second quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2004 were 28.7%, compared to 29.3% in the second quarter of fiscal 2003. The decrease in the selling, general and administrative expense percentage was due to lower distribution center and incentive compensation costs, which were partially offset by increased general insurance expense.

Selling, general and administrative expense increased $3,139 or 5.4% to $61,517 for the twenty-six week period ended August 3, 2003 compared to $58,378 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.4% for the twenty-six week period ending August 3, 2003 compared to 29.7% for the twenty-six week period of the prior fiscal year. The decrease in the selling, general and administrative expense percentage was due primarily to lower store remodeling, payroll, and incentive compensation costs, which were partially offset by higher store opening and general insurance expenses.

Depreciation and amortization expense increased $216 or 13.0% to $1,878 in the second quarter of fiscal 2004 compared to $1,662 in the second quarter of fiscal 2003. Depreciation and amortization expense increased $415 or 12.7% to $3,675 for the twenty-six week period ended August 3, 2003 compared to $3,260 in the comparable twenty-six week period of the prior fiscal year.

Operating income from continuing operations increased $34 or 1.4% to $2,497 in the second quarter of fiscal 2004 compared to $2,463 in the second quarter of fiscal 2003. Operating income from continuing operations as a percentage of net sales was 2.3% in the second quarter of fiscal 2004 compared to 2.4% in the second quarter of fiscal 2003.

Operating income from continuing operations increased $38 or 1.0% to $3,945 for the twenty-six week period ended August 3, 2003 compared to $3,907 in the comparable twenty-six week period of the prior fiscal year.

Interest expense decreased $22 or 6.3% to $328 in the second quarter of fiscal 2004 compared to $350 in the second quarter of fiscal 2003. Interest expense decreased $82 or 10.3% to $718 for the twenty-six week period ended August 3, 2003 compared to $800 in the comparable twenty-six week period of the prior fiscal year. The reduction in interest expense was due primarily to lower interest rates for both the thirteen and twenty-six week periods of fiscal 2004.

Earnings from continuing operations for the second quarter of fiscal 2004 were $1,383, an increase of $46 or 3.4% from the earnings from continuing operations of $1,337 for the second quarter of fiscal 2003. Earnings from continuing operations for the twenty-six week period ended August 3, 2003 were $2,058, and increase of $92 or 4.7% compared to $1,966 in the comparable twenty-six week period of the prior fiscal year.

Earnings from discontinued operations, net of income tax, was $216 in the second quarter of fiscal 2004, compared to a loss of $68 in the second quarter of fiscal 2003. The operations of closed stores have been reflected as discontinued operations in all periods presented. The increase in earnings from discontinued operations was impacted by the gain on the sale of a store building that increased earnings by $259, or $0.06 per diluted share. Earnings from discontinued operations, net of income tax, was $99 for the twenty-six week period ended August 3, 2003, compared to a loss of $166 in the comparable twenty-six week period of the prior fiscal year.

Net earnings for the second quarter of fiscal 2004 were $1,599, an increase of $330 or 26.0% from the net earnings of $1,269 in the second quarter of fiscal 2003. Diluted net earnings per share for the second quarter of fiscal 2004 were $0.37, an increase of $0.08, or 27.6% from the diluted net earnings per share of $0.29 in the second quarter of fiscal 2003. Net earnings for the twenty-six week period ended August 3, 2003 were $2,157, an increase of $357 or 19.8% compared to $1,800 in the comparable twenty-six week period of the prior fiscal year. Diluted net earnings per share for the twenty-six week period ended August 3, 2003 were $0.50, an increase of $0.09 or 22.0% compared to $0.41 per share in the comparable twenty-six week period or the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At August 3, 2003 working capital (defined as current assets less current liabilities) was $92,994 compared to $93,377 at the end of fiscal 2003.

Cash provided by operating activities in the twenty-six week period of fiscal 2004 and 2003 was $6,437 and $7,820 respectively. The decrease in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2004 compared to the twenty-six week period of fiscal 2003 was primarily due to a larger buildup of inventory levels in fiscal 2004 compared to fiscal 2003, due to the higher number of store openings.

Cash used in investing activities in the twenty-six week period of fiscal 2004 and 2003 totaled $1,933 and $3,563, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2004, principally for store buildings and store and warehouse fixtures and equipment are approximately $8,000.

The Company used cash in financing activities in the twenty-six week period of fiscal 2004 and 2003 of $4,051 and $5,216 respectively. Cash was used to pay down the revolving loan. Cash was also used to purchase and retire 69,300 shares of Common Stock in fiscal 2004.

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

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Segment Information

Net Sales:
ALCO Discount Stores	$100,923	$93,798	$193,632	$181,553
All Other
External	8,578	7,987	15,917	15,078
Intercompany	51,169	48,534	112,203	107,039

	$160,670	$150,319	$321,752	$303,670

Depreciation and Amortization
ALCO Discount Stores	$1,156	$1,012	$2,230	$2,024
All Other	738	672	1,463	1,280

	$1,894	$1,684	$3,693	$3,304

Income (expense) from Operations:
ALCO Discount Stores	$8,941	$8,925	$16,740	$16,630
All Other	(6,489)	(6,495)	(12,885)	(12,789)

	$2,452	$2,430	$3,855	$3,841

Capital Expenditures:
ALCO Discount Stores	$1,009	$1,618	$2,294	$3,234
All Other	162	99	402	1,363

	$1,171	$1,717	$2,696	$4,597

Identifiable Assets:
ALCO Discount Stores	$131,944	$124,427	$131,944	$124,427
All Other	39,234	37,758	39,234	37,758

	$171,178	$162,185	$171,178	$162,185

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 3, 2003	August 4, 2002	August 3, 2003	August 4, 2002

Net sales per above segment information	$160,670	$150,319	$321,752	$303,670
Intercompany elimination	(51,169)	(48,534)	(112,203)	(107,039)

Net sales per consolidated statements of operations	$109,501	$101,785	$209,549	$196,631

Income from operations per above segment information	$2,452	$2,430	$3,855	$3,841
Leases	45	33	90	66

Income from operations per consolidated statements of operations	$2,497	$2,463	$3,945	$3,907

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

Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of August 3, 2003 and August 4, 2002, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $619,000 and $479,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES/INTERNAL CONTROLS

As of the end of the quarter ended August 3, 2003, our management, including our Chairman of the Board, President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman of the Board, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures are satisfied. There has been no change in our internal control over financial reporting during the quarter ended August 3, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1.	Legal Proceedings No legal proceedings except those covered by insurance occurred during the thirteen-week period ended August 3, 2003.

Item 2.	Changes in Securities Not applicable

Item 3.	Defaults Upon Senior Securities Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders Not Applicable

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K (a) None (b) Current Report on Form 8-K (Item 12) dated on August 25, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, September 5, 2003	/s/ Richard A. Mansfield
Richard A. Mansfield Vice President - Finance Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

31.1	Certificate of the Chairman of the Board, President of Duckwall-ALCO Stores, Inc. dated September 5, 2003 for the Quarterly Report on Form 10-Q for the quarter ended August 3, 2003 filed pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 5, 2003 for the Quarterly Report on Form 10-Q for the quarter ended August 3, 2003 filed pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	18 U.S.C. Section 1350 Certification of Chairman of the Board, President of Duckwall-ALCO Stores, Inc. dated September 5, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended August 3, 2003 and is treated as furnished rather filed in reliance on the SEC’s final rule dated June 5, 2003, Release No. 33-8238.

32.2	18 U.S.C. Section 1350 Certification of Chief financial Officer of Duckwall-ALCO Stores, Inc. dated September 5, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended August 3, 2003 and is treated as furnished rather filed in reliance on the SEC’s final rule dated June 5, 2003, Release No. 33-8238