Form 10-Q
period 2003-11-02
DUCKWALL ALCO STORES INC
filed 2003-12-05
CIK 30302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2003

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC.
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-0201080 (I.R.S. Employer Identification No.)

401 Cottage Street Abilene, Kansas (Address of principal executive offices)	67410-2832 (Zip Code)

Registrant’s telephone number including area code: (785) 263-3350

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,265,593 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of November 2, 2003.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	November 2, 2003	February 2, 2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,941	$ 1,356
Receivables	1,755	2,015
Inventories	147,664	129,677
Prepaid expenses	2,273	2,415

Total current assets	154,633	135,463

Property and equipment	86,344	84,155
Less accumulated depreciation	58,450	54,125

Net property and equipment	27,894	30,030

Property under capital leases	20,120	20,120
Less accumulated amortization	16,908	16,509

Net property under capital leases	3,212	3,611

Other non-current assets	183	239
Deferred income taxes	557	557

Total assets	$186,479	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Liabilities and Stockholders’ Equity

	November 2, 2003	February 2, 2003
	(Unaudited)
Current liabilities:
Current maturities of:
Long term debt	$ 569	$ 500
Capital lease obligations	712	712
Accounts payable	33,758	25,241
Income taxes payable	52	1,326
Accrued salaries and commissions	5,382	5,372
Accrued taxes other than income	5,089	3,935
Other current liabilities	4,184	2,836
Deferred income taxes	2,101	2,164

Total current liabilities	51,847	42,086
Notes payable under revolving loan	22,951	17,483
Long term debt - less current maturities	91	532
Capital lease obligations - less current maturities	4,850	5,384
Other noncurrent liabilities	1,372	1,448
Deferred revenue	529	857

Total liabilities	81,640	67,790

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,265,593 shares and 4,260,557 shares respectively	1	1
Additional paid-in capital	48,808	48,759
Retained earnings	56,030	53,350

Total stockholders’ equity	104,839	102,110

Total liabilities and stockholders’ equity	$186,479	$169,900

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts) (Unaudited)

	For the Thirteen Week Periods Ended		For the Thirty-nine Week Periods Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net sales	$ 100,457	$91,832	$310,006	$ 288,463
Cost of sales	66,129	59,601	206,541	190,687

Gross margin	34,328	32,231	103,465	97,776

Selling, general and administrative	31,340	29,337	92,857	87,715
Depreciation and amortization	1,799	1,756	5,474	5,016

Total operating expenses	33,139	31,093	98,331	92,731

Operating income from continuing operations	1,189	1,138	5,134	5,045
Interest expense	357	405	1,075	1,205

Earnings from continuing operations
before income taxes	832	733	4,059	3,840
Income tax expense	302	269	1,471	1,410

Earnings from continuing operations	530	464	2,588	2,430
Earnings (Loss) from discontinued
operations, net of income tax	(7)	5	92	(161)

Net earnings	$ 523	$ 469	$ 2,680	$ 2,269

Earnings per share
Basic
Continuing operations	$ 0.12	$ 0.11	$ 0.61	$ 0.58
Discontinued operations	$ 0.00	$ 0.00	$ 0.02	($ 0.04)

Net earnings	$ 0.12	$ 0.11	$ 0.63	$ 0.54

Diluted
Continuing operations	$ 0.12	$ 0.11	$ 0.60	$ 0.56
Discontinued operations	$ 0.00	$ 0.00	$ 0.02	($ 0.04)

Net earnings	$ 0.12	$ 0.11	$ 0.62	$ 0.52

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Cash Flows Dollars in Thousands (Unaudited)

	For the Thirty-Nine Week Periods Ended
	November 2, 2003	November 3, 2002
Cash Flows From Operating Activities:
Net earnings	$ 2,680	$ 2,269
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Amortization of debt financing costs	56	57
Depreciation and amortization	5,499	5,082
Increase in inventories	(17,987)	(17,474)
Increase in accounts payable	8,517	9,446
Decrease (increase) in receivables	260	(517)
Decrease (increase) in prepaid expenses	142	(1,541)
Increase in accrued taxes other than income	1,154	577
Increase in accrued salaries and commissions	10	1,146
Decrease in income taxes payable	(1,161)	(3,177)
Decrease in deferred income taxes	(63)	(118)
(Decrease) increase in deferred revenue	(328)	141
Increase in other liabilities	1,272	508

Net cash provided by (used in) operating activities	51	(3,601)

Cash Flows From Investing Activities:
Proceeds from sale of property	763	1,034
Capital expenditures	(3,727)	(6,535)

Net cash used in investing activities	(2,964)	(5,501)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	594	1,139
Repurchase of common stock	(658)	0
Increase in revolving loan	5,468	8,923
Principal payments on long term notes	(372)	(348)
Principal payments on capital leases	(534)	(527)
Debt issue costs	0	(300)

Net cash provided by financing activities	4,498	8,887

Net increase (decrease) in cash and cash equivalents	1,585	(215)
Cash and cash equivalents at beginning of period	1,356	3,219

Cash and cash equivalents at end of period	$ 2,941	$ 3,004

Supplemental disclosure of non cash activity:
Tax benefit related to stock options exercised	$ 113	$ 0

See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc. And Subsidiaries Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Amounts)

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

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net earnings as reported	$ 523	$ 469	$ 2,680	$ 2,269
Pro forma stock-based employee
compensation
cost, net of tax	(21)	(62)	(63)	(168)

Pro forma net earnings	$ 502	$ 407	$ 2,617	$ 2,101

Earnings per share as reported:
Basic	$ 0.12	$ 0.11	$ 0.63	$ 0.54
Diluted	$ 0.12	$ 0.11	$ 0.62	$ 0.52
Earnings per share, pro forma:
Basic	$ 0.12	$ 0.10	$ 0.62	$ 0.50
Diluted	$ 0.12	$ 0.09	$ 0.61	$ 0.48

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

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002 and limited guidance regarding timing of recognition for volume rebates for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company’s financial statements for the thirteen or thirty-nine weeks ending November 2, 2003.

(5) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
November 2, 2003	4,234,287	4,362,584
November 3, 2002	4,259,195	4,355,011

Thirty-Nine Weeks Ended
November 2, 2003	4,230,181	4,322,857
November 3, 2002	4,227,904	4,360,977

(6) Insurance

Effective with the start of a new insurance policy term starting June 1, 2003, the Company is essentially self-insured for worker’s compensation insurance as a result of a large deductible. The deductible on the general liability insurance policy was also significantly increased. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the company’s historical loss experience and estimates from the insurance carriers and consultants.

(7) Legal Proceedings

The Company is a party to routine litigation from time to time in the ordinary course of business. The Company maintains insurance coverage for these types of matters. In certain cases, the insurance policy may not cover the liability associated with the matter. In connection with two of these matters, during the third quarter of the current fiscal year, the Company has recorded a liability of $200 for probable losses due to litigation not covered by insurance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

The thirteen weeks ended November 2, 2003 and November 3, 2002 are referred to herein as the third quarter of fiscal 2004 and 2003 respectively.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended November 2, 2003 Compared to Thirteen and Thirty-nine Weeks Ended November 3, 2002.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 2004 the Company did not open or close any stores. For the thirty-nine week period ending November 2, 2003, the Company opened seven stores and closed eight stores. The operations of stores closed in the current and prior year have been reflected as discontinued operations in all periods presented. As of November 2, 2003 over 85% of the Company’s 263 stores are in non-competitive markets.

Net sales for the third quarter of fiscal 2004 increased $8,625 or 9.4% to $100,457 compared to $91,832 for the third quarter of fiscal 2003. Same store sales increased $2,647 or 3.0%. Sales were strong in August and September, but soft in October, when warm weather unfavorably impacted sales of outerwear. Net sales for the thirty-nine week period ending November 2, 2003 increased $21,543 or 7.5% to $310,006 compared to $288,463 in the comparable thirty-nine week period of the prior fiscal year. Same store sales increased $2,678 or 0.9%.

Gross margin for the third quarter of fiscal 2004 increased $2,097 or 6.5% to $34,328 compared to $32,231 in the third quarter of fiscal 2003. Gross margin as a percentage of sales was 34.2% for the third quarter of fiscal 2004 compared to 35.1% for the third quarter of fiscal 2003. The decline in the gross margin percentage was due to an unfavorable mix of sales toward lower margin products, as well as an increase in shrinkage expense.

Gross margin for the thirty-nine week period ended November 2, 2003 was $103,465, which was $5,689 or 5.8% higher than last year’s thirty-nine week gross margin of $97,776. As a percent of net sales, gross margin for the thirty-nine week period ended November 2, 2003 was 33.4% compared to 33.9% in the thirty-nine week period of the prior fiscal year. The decline in the gross margin percentage was due entirely to a less favorable mix of sales and higher shrinkage expense in the second and third quarters. The unfavorable mix issues are at least partly a result of the Company’s emphasis on and expansion of consumable products, which generally carry a lower margin. However, the Company believes that without this emphasis, its sales and earnings would have been lower. The Company is continually adjusting and fine-tuning its merchandise assortment and prices to maximize overall profitability.

Selling, general and administrative expense increased $2,003 or 6.8% to $31,340 in the third quarter of fiscal 2004 compared to $29,337 in the third quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2004 were 31.2%, compared to 32.0% in the third quarter of fiscal 2003. The decrease in the selling, general and administrative expense percentage was due to lower distribution center, store remodeling, medical insurance and incentive compensation costs, which were partially offset by increased general insurance expense.

Selling, general and administrative expense increased $5,142 or 5.9% to $92,857 for the thirty-nine week period ended November 2, 2003 compared to $87,715 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 30.0% for the thirty-nine week period ending November 2, 2003 compared to 30.4% for the thirty-nine week period of the prior fiscal year. The decrease in the selling, general and administrative expense percentage was due primarily to lower distribution center, store remodeling, medical insurance and incentive compensation costs, which were partially offset by higher store opening and general insurance expenses.

Depreciation and amortization expense increased $43 or 2.4% to $1,799 in the third quarter of fiscal 2004 compared to $1,756 in the third quarter of fiscal 2003. Depreciation and amortization expense increased $458 or 9.1% to $5,474 for the thirty-nine week period ended November 2, 2003 compared to $5,016 in the comparable thirty-nine week period of the prior fiscal year.

Operating income from continuing operations increased $51 or 4.5% to $1,189 in the third quarter of fiscal 2004 compared to $1,138 in the third quarter of fiscal 2003. Operating income from continuing operations as a percentage of net sales was 1.2% in the third quarter of both fiscal years.

Operating income from continuing operations increased $89 or 1.8% to $5,134 for the thirty-nine week period ended November 2, 2003 compared to $5,045 in the comparable thirty-nine week period of the prior fiscal year.

Interest expense decreased $48 or 11.9% to $357 in the third quarter of fiscal 2004 compared to $405 in the third quarter of fiscal 2003. Interest expense decreased $130 or 10.8% to $1,075 for the thirty-nine week period ended November 2, 2003 compared to $1,205 in the comparable thirty-nine week period of the prior fiscal year. The reduction in interest expense was due primarily to lower interest rates for both the thirteen and thirty-nine week periods of fiscal 2004.

Earnings from continuing operations for the third quarter of fiscal 2004 were $530, an increase of $66 or 14.2% from the earnings from continuing operations of $464 for the third quarter of fiscal 2003. Earnings from continuing operations for the thirty-nine week period ended November 2, 2003 were $2,588, and increase of $158 or 6.5% compared to $2,430 in the comparable thirty-nine week period of the prior fiscal year.

Loss from discontinued operations, net of income tax, was $7 in the third quarter of fiscal 2004, compared to an income of $5 in the third quarter of fiscal 2003. The operations of closed stores have been reflected as discontinued operations in all periods presented. Earnings from discontinued operations, net of income tax, was $92 for the thirty-nine week period ended November 2, 2003, compared to a loss of $161 in the comparable thirty-nine week period of the prior fiscal year. The increase in earnings from discontinued operations was impacted by the gain on the sale of a store building in the second quarter that increased earnings by $259, or $0.06 per diluted share.

Net earnings for the third quarter of fiscal 2004 were $523, an increase of $54 or 11.5% from the net earnings of $469 in the third quarter of fiscal 2003. Diluted net earnings per share for the third quarter of fiscal 2004 were $0.12, an increase of $0.01, or 9.1% from the diluted net earnings per share of $0.11 in the third quarter of fiscal 2003. Net earnings for the thirty-nine week period ended November 2, 2003 were $2,680, an increase of $411 or 18.1% compared to $2,269 in the comparable thirty-nine week period of the prior fiscal year. Diluted net earnings per share for the thirty-nine week period ended November 2, 2003 were $0.62, an increase of $0.10 or 19.2% compared to $0.52 per share in the comparable thirty-nine week period or the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At November 2, 2003 working capital (defined as current assets less current liabilities) was $102,786 compared to $93,377 at the end of fiscal 2003.

Cash provided by (used in) operating activities in the thirty-nine week period of fiscal 2004 and 2003 was $51 and ($3,601) respectively. The increase in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2004 compared to the thirty-nine week period of fiscal 2003 was primarily due to a decrease in receivables and prepaid expenses, a larger increase in accrued taxes other than income and other liabilities, and a smaller decrease in income taxes payable. These improvements in providing cash were offset in part by a smaller increase in accounts payable and accrued salaries and commissions.

Cash used in investing activities in the thirty-nine week period of fiscal 2004 and 2003 totaled $2,964 and $5,501, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2004, principally for store buildings and store and warehouse fixtures and equipment are approximately $6,000 to $8,000.

The Company generated cash in financing activities in the thirty-nine week period of fiscal 2004 and 2003 of $4,498 and $8,887 respectively. Less cash was generated in fiscal 2004 compared to fiscal 2003 because less borrowing was necessary on the revolving loan. Cash was also used to purchase and retire 69,300 shares of Common Stock in fiscal 2004.

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

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Segment Information
Net Sales:
ALCO Discount Stores	$ 92,927	$ 84,765	$ 286,559	$ 266,318
All Other
External	7,530	7,067	23,447	22,145
Intercompany	67,999	63,551	180,202	170,590

	$ 168,456	$ 155,383	$ 490,208	$ 459,053

Depreciation and Amortization
ALCO Discount Stores	$ 1,081	$ 1,043	$ 3,311	$ 3,067
All Other	718	713	2,163	1,949

	$ 1,799	$ 1,756	$ 5,474	$ 5,016

Income (expense) from Operations:
ALCO Discount Stores	$ 6,730	$ 6,169	$ 23,470	$ 22,799
All Other	(5,585)	(5,064)	(18,470)	(17,853)

	$ 1,145	$ 1,105	$ 5,000	$ 4,946

Capital Expenditures:
ALCO Discount Stores	$ 756	$ 1,553	$ 3,050	$ 4,787
All Other	275	385	677	1,748

	$ 1,031	$ 1,938	$ 3,727	$ 6,535

Identifiable Assets:
ALCO Discount Stores	$ 145,621	$ 142,009	$ 145,621	$ 142,009
All Other	40,858	43,257	40,858	43,257

	$ 186,479	$ 185,266	$ 186,479	$ 185,266

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	November 2, 2003	November 3, 2002	November 2, 2003	November 3, 2002
Net sales per above segment information	$ 168,456	$ 155,383	$ 490,208	$ 459,053
Intercompany elimination	(67,999)	(63,551)	(180,202)	(170,590)

Net sales per consolidated
statements of operations	$ 100,457	$ 91,832	$ 310,006	$ 288,463

Income from operations per above
segment information	$ 1,145	$ 1,105	$ 5,000	$ 4,946
Leases	44	33	134	99

Income from operations per
consolidated statements of operations	$ 1,189	$ 1,138	$ 5,134	$ 5,045

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

Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail inventory method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of November 2, 2003 and November 3, 2002, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $613 and $331, respectively.

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

The Company considers general insurance cost a critical accounting policy. Starting with the insurance policy year of June 2003, the Company has a $100 deductible and is essentially self insured for workers compensation claims. The previous deductible was $3. For general liability insurance, the deductible was increased from $5 to $50. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

ITEM 4. CONTROLS AND PROCEDURES/INTERNAL CONTROLS

As of the end of the quarter ended November 2, 2003, our management, including our Chairman of the Board, President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman of the Board, President and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures are satisfied. There has been no change in our internal control over financial reporting during the quarter ended November 2, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1.	Legal Proceedings The Company is a party to routine litigation from time to time in the ordinary course of business.

Item 2.	Changes in Securities Not applicable

Item 3.	Defaults Upon Senior Securities Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders Not Applicable

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K (a) None (b) Current Report on Form 8-K (Item 12) dated on November 25, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, December 5, 2003	/s/ Richard A. Mansfield Richard A. Mansfield Vice President – Finance, Chief Financial Officer Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

31.1	Certificate of the Chairman of the Board, President of Duckwall-ALCO Stores, Inc. dated December 5, 2003 for the Quarterly Report on Form 10-Q for the quarter ended November 2, 2003 filed pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 5, 2003 for the Quarterly Report on Form 10-Q for the quarter ended November 2, 2003 filed pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	18 U.S.C. Section 1350 Certification of Chairman of the Board, President of Duckwall-ALCO Stores, Inc. dated December 5, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended November 2, 2003 and is treated as furnished rather filed in reliance on the SEC’s final rule dated June 5, 2003, Release No. 33-8238.

32.2	18 U.S.C. Section 1350 Certification of Chief financial Officer of Duckwall-ALCO Stores, Inc. dated December 5, 2003, which is accompanying this Quarterly Report on Form 10-Q for the quarter ended November 2, 2003 and is treated as furnished rather filed in reliance on the SEC’s final rule dated June 5, 2003, Release No. 33-8238.

