Form 10-K
period 2004-02-01
DUCKWALL ALCO STORES INC
filed 2004-04-30
CIK 30302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 2,755,056 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $34,438,200 on August 4, 2003, based on a closing sale price of $12.50. As of April 9, 2004, there were 4,317,619 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1. BUSINESS

History

Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store. In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of April 30, 2004, the Company operates 265 retail stores located in the central United States, consisting of 185 ALCO retail discount stores and 80 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 265 stores in 21 states in the central United States. The Company’s strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company’s ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company’s smaller Duckwall variety stores offer a more limited selection of similar merchandise.

Of the Company’s 185 ALCO discount stores, 151 stores are located in communities that do not have another full-line discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other full-line discount competitors in the market. The ALCO discount stores account for 92% of the Company’s net sales. While the current ALCO stores average 20,800 square feet of selling space, the Company’s store expansion program is primarily directed toward stores with a design prototype of approximately 18,000 square feet of selling space (“Class 18 Stores”), which, based on the Company’s experience, has been a design that maximizes return on investment for newly constructed stores.

The Company’s 80 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 8% of the Company’s net sales, average approximately 5,400 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offer the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

All of the Company’s discount and variety stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

The Company’s focus over the last three fiscal years has been to implement new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. One of the initiatives was a remodel program. During fiscal 2004, the Company remodeled 23 stores. During each of fiscal 2003 and fiscal 2002, the Company remodeled 32 stores. These stores feature an improved merchandise mix, with greater emphasis on everyday low values that are highlighted through a new and more dominant sign program. The Company plans to continue its remodeling program next year by remodeling approximately 23 stores. The Company has also opened a total of 17 new ALCO stores during the last three fiscal years that incorporate the enhanced merchandising concepts of the remodeled stores, bringing the total number of stores with this new format to 104 at the end of fiscal 2004. The Company plans to open approximately seven ALCO stores in fiscal 2005. The Company continues to close non-performing stores in competitive markets, which slows the growth of overall store count. The Company intends to focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-

line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer. This key component of the Company’s strategy has guided the Company in both its opening of new stores and in its closing of existing stores. Since 1991, the Company has opened 136 ALCO discount stores (with an approximate average size of 18,800 square feet of selling space) and 87 Duckwall variety stores. Except for ten stores, all of these stores were opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

Market Selection: The Company has a detailed process that it uses to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center. Markets that are determined to be sizable enough to support an ALCO or a Duckwall store, and that have no direct competition from another full-line discount retailer, are examined closely and eventually selected or passed over by the Company’s experienced management team.

Store Expansion: The Company’s expansion program is designed primarily around the prototype Class 18 Store. This prototype details for each new store plans for shelf space, merchandise presentation, store items to be offered, parking, storage, as well as other store design considerations. The 18,000 square feet of selling space is large enough to permit a full line of the Company’s merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed. The expansion strategy for its Duckwall variety stores is based on opportunities in smaller communities where there is a need and where existing premises are available for lease at a relatively low cost, resulting in limited downside exposure. Although it has closed 21 Duckwall stores within the last five years, the Company continues to look for expansion opportunities in its target market areas.

Technology: The Company is continually improving its management information technologies to support the operation of the Company. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new point-of-sale (“POS”) store software that has extended the life and capabilities of its POS hardware. In conjunction with this roll-out of POS software, the stores received radio frequency hand held devices to allow for additional operating efficiencies. The Company also devoted resources to identify and fix or replace software and hardware that was not year 2000 compliant. During the last three fiscal years, the Company has continued to devote resources to development of systems that have improved information available to management and improved specific operational efficiencies. The Company also selected a warehouse management software package that is expected to go into production in fiscal 2005.

During fiscal 2005, the Company plans to begin the process of evaluating its options to replace and upgrade its store POS hardware, which varies in age from 7 to over 10 years old, and related software. The objective of the upgrade will be to take advantage of newer technology available today and re-engineer the stores to eliminate in-efficiencies caused by the older technology. This will be a significant undertaking and the total cost of the changeover could be several million dollars, and could take several years to complete. The Company also plans to begin the process of replacing its outdated payroll system.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 16 to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2004, these circulars were distributed 34 times in ALCO markets. In its Duckwall markets, the Company initiated, in fiscal 2004, a full-color, 4 page insert program. Distributed through insertion in the local papers, this program has been deemed a success. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2005, the Company will distribute approximately 34 circulars in ALCO markets, and 12 in the Duckwall markets.

Store Environment: The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 7 ALCO stores during fiscal year 2005, and approximately 10 ALCO stores during each of the fiscal years 2006 and 2007. The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company’s targeted base of under-served markets in the central United States. Since fiscal 1995, the Company has opened a total of 104 ALCO stores with an average selling area of approximately 19,000 square feet, and 67 Duckwall stores. The following table summarizes the Company’s growth during the past three fiscal years:

							2005
	2002		2003		2004		(As of April 30, 2004)
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	4	0	5	0	8	0	1	0
Stores Closed	2	5	2	3	2	6	0	0

Net New Stores	2	(5)	3	(3)	6	(6)	1	0

Currently, the Company owns 12 ALCO and one Duckwall location, and leases 173 ALCO and 79 Duckwall store locations. The Company’s present intention is to lease all new Duckwall stores. The Company may own some of the ALCO locations, but will generally try to lease these store locations.

As discussed above, before entering a new market with an ALCO or Duckwall store, the Company analyzes and screens available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site. The Company is in the site selection and/or procurement process in approximately 20 of those markets, each of which has been approved by the Company for a new store location.

The estimated investment to build and open a new Class 18 ALCO Store is approximately $1.375 million for the land, building, equipment, and inventory. If the building is leased, the initial investment is approximately $625,000.

Store Environment and Merchandising

The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores’ available square footage. Corporate merchandising direction is provided to each ALCO and Duckwall store to ensure a consistent company-wide store presentation. To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company’s customer profile: primary, secondary, and convenience. The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration. The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers. The convenience core consists of categories of merchandise for which ALCO will maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a discount store. Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a discount store and they ensure a high level of customer traffic. The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.

Purchasing

Procurement and merchandising of products is directed by the Company’s Senior Vice President - Merchandise, who reports to the Company’s President. The Senior Vice President - Merchandise is supported by a staff of three Vice President - Divisional Merchandise Managers who are each responsible for specific product categories. The Company employs 20 merchandise buyers and three assistant buyers who each report to a Vice President - Divisional Merchandise Manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,000 suppliers. The Company generally does not utilize long-term supply contracts. No single supplier accounted for more than 5% of the Company’s total purchases in fiscal 2004 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2005, promotions on various items will be offered approximately 34 times through advertising circulars. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 185 ALCO discount stores and 80 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company’s merchandise, with the balance being delivered directly to the Company’s stores by its vendors. This distribution center ships to each of the Company’s ALCO stores once a week, primarily through irregular route common carriers. The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the “Subsidiary”) for delivery to the stores. The distribution center is fully integrated into the Company’s management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

The Subsidiary acts as a contract carrier for the Company in transporting goods to and from its stores. The Subsidiary uses five tractors and leases 23 trailers for such deliveries.

Management Information Systems

The Company has committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning.

In general, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company’s ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company’s data processing facility where it is used to produce daily and weekly management reports. In fiscal 1999, the Company implemented a new system for merchandise administration and distribution. In fiscal 2000, the Company completed the roll-out of new POS store software that has extended the life and capabilities of its POS hardware. In conjunction with this roll-out of POS software, the stores received radio frequency hand held devices to allow for additional operating efficiencies. During the last three fiscal years, the Company has continued to devote resources to development of systems that have improved information available to management and improved specific operational efficiencies. The Company also selected a warehouse management software package that is expected to go into production in fiscal 2005.

Approximately 1,500 of the Company’s merchandise suppliers currently participate in the Company’s electronic data interchange (“EDI”) system, which makes it possible for the Company to place purchase orders electronically. A number of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company.

Store Locations

As of April 30, 2004, the Company operated 185 ALCO stores in 21 states located in smaller communities in the central United States. Of the ALCO stores, 12 are owned by the Company and 173 are leased by the Company. The ALCO stores average approximately 20,800 square feet of selling space, with an additional 4,900 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 80 Duckwall stores in 10 states, one of which is owned by the Company, and 79 of which are leased by the Company. The geographic distribution of the Company’s stores is as follows:

Duckwall Stores (80)

Arkansas (1)	Colorado (6)	Iowa (6)	Kansas (34)	Nebraska (8)
New Mexico (1)	North Dakota (1)	Oklahoma (8)	South Dakota (3)	Texas (12)

ALCO Stores (185)

Arizona (9)	Arkansas (5)	Colorado (13)	Idaho (3)	Illinois (8)	Indiana (13)
Iowa (8)	Kansas (25)	Minnesota (7)	Missouri (5)	Montana (1)	Nebraska (17)
New Mexico (9)	North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (9)	Texas (23)
Utah (5)	Wisconsin (1)	Wyoming (3)

Competition

While the discount retail business in general is highly competitive, the Company’s business strategy is to locate its ALCO discount stores in smaller markets where there is no direct competition with larger national or regional full-line discount chains, and where it is believed no such competition is likely to develop. Accordingly, the Company’s primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at discount prices in a primary trade area population under 16,000 that does not have a large national or regional full-line discount store. The Company believes that trade area size is a significant deterrent to larger national and regional full-line discount chains. Duckwall variety stores are located in very small markets, and like the ALCO stores, emphasize the convenience of location to the primary customer base.

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 25 of its ALCO markets, and another 8 ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company’s markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company’s ALCO stores, the Company’s customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. In the 136 markets in which the Company operates a Class 18 Store, there is no direct competition from a national or regional full-line discount retailer. The Company competes with dollar stores in approximately three-fourths of its ALCO stores and approximately one-third of its Duckwall stores.

Executive Officers of the Company

The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 30, 2004.

Name	Age	Position

Glen L. Shank	59	Chairman of the Board and President

James E. Schoenbeck	60	Senior Vice President - Operations and Advertising

James R. Fennema	53	Senior Vice President - Merchandise

Richard A. Mansfield	48	Vice President - Finance and Treasurer

Tom L. Canfield, Jr.	50	Vice President - Distribution and Administration

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

Glen L. Shank has served as President of the Company since June 1988 and as Chairman of the Board since May 1991. Between 1982 and 1988, Mr. Shank served as Vice President of Merchandising of the Company. Prior to 1982, Mr. Shank served as a Buyer and as a Merchandise Manager for the Company. Mr. Shank has approximately 37 years of experience in the retail industry.

James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 30 years of experience in the retail industry.

James R. Fennema has served as Vice President - Merchandise of the Company since March 1993. For the four years prior to that he served as Vice President and a divisional merchandise manager with Caldor, Inc., a chain of regional discount stores in New England and the mid-Atlantic states of the United States. For more than the four years prior to that he served as a divisional merchandise manager of Fishers Big Wheel, a regional discount store chain. Mr. Fennema has approximately 31 years of experience in the retail industry.

Richard A. Mansfield has served as Vice President - Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the Midwest. For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 23 years of experience in the retail industry.

Tom L. Canfield, Jr. has served as Vice President - Distribution and Administration since 1992. From 1973 to 1992, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 31 years of experience in the retail industry.

Employees

As of April 30, 2004, the Company employed approximately 5,300 people. Of these employees, approximately 500 were employed in the general office and distribution center in Abilene, 4,200 in the ALCO stores and 600 in the Duckwall stores. Additional employees are hired on a seasonal basis, most of whom are sales personnel. There is no collective bargaining agent for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

Twelve of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. Such ALCO leases account for approximately 4,425,000 square feet of lease space, which expire as follows: approximately 505,417 square feet (11.4%) expire between April 30, 2004 and January 30, 2005; approximately 419,952 square feet (9.5%) expire between January 31, 2005 and January 29, 2006; and approximately 447,410 square feet (10.1%) expire between January 30, 2006 and January 28, 2007. The remainder of the leases expire through 2021. All Duckwall store leases have terms remaining of three years or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3. LEGAL PROCEEDINGS.

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 1, 2004.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK.” The following table sets forth the range of high and low bid information for the Company’s Common Stock for each quarter of fiscal 2004 and 2003.

		High	Low
Fiscal 2004	First quarter	$10.25	$ 9.09
	Second quarter	13.56	9.75
	Third quarter	15.00	12.41
	Fourth quarter	15.68	14.05

Fiscal 2003	First quarter	$15.50	$10.55
	Second quarter	15.51	11.98
	Third quarter	13.35	9.15
	Fourth quarter	11.99	9.40

As of April 9, 2003, there were approximately 1,272 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years. The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved
by stockholders:
1993 Incentive Stock Option Plan	281,971	$8.94	0
2003 Incentive Stock Option Plan	0	$0.00	500,000
Equity compensation plans not
approved by stockholders	0	$0.00	0

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA (dollars in thousands, except per share and store data)

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years under the captions Statements of Operations Data and Balance Sheet Data have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the consolidated financial statements, related notes, and other financial information included herein (Item 8).

	Fiscal Year Ended

	February 1, 2004	February 2, 2003	February 3, 2002	January 28, 2001	January 30, 2000
Statements of Operations Data
Net sales	$433,270	$403,471	$400,283	$379,711	$370,262
Cost of sales	289,702	268,892	269,293	254,693	245,782

Gross margin	143,568	134,579	130,990	125,018	124,480
Selling, general and administrative expenses (including
provision for asset impairment and store closure)	125,726	117,333	113,792	108,369	103,971
Depreciation and amortization	7,284	6,825	6,265	6,073	6,230

Income from continuing operations	10,558	10,421	10,933	10,576	14,279
Interest expense	1,386	1,609	2,778	3,254	3,672

Earnings from continuing operations before income taxes,
discontinued operations and cumulative effect of
accounting change	9,172	8,812	8,155	7,322	10,607
Income tax expense	2,769	3,235	3,105	2,767	4,030

Earnings from continuing operations before discontinued
operations and cumulative effect of accounting change	6,403	5,577	5,050	4,555	6,577
Income (loss) from discontinued operations, net of income tax (1)	110	(223)	(296)	124	(19)
Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 (2)	0	0	0	(173)	0

Net earnings	$6,513	$5,354	$4,754	$4,506	$6,558

Per Share Information:
Earnings per share - basic:
Earnings before discontinued operations and
cumulative effect of accounting change	$1.50	$1.32	$1.20	$1.02	$1.32
Discontinued operations	0.03	(0.06)	(0.07)	0.02	0.00
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)	0.00

Net earnings	$1.53	$1.26	$1.13	$1.00	$1.32

Earnings per share - diluted:
Earnings before discontinued operations and
cumulative effect of accounting change	$1.47	$1.28	$1.20	$1.01	$1.32
Discontinued operations	0.03	(0.05)	(1.07)	0.03	0.00
Cumulative effect of accounting change	0.00	0.00	0.00	(0.04)	0.00

Net earnings	$1.50	$1.23	$1.13	$1.00	$1.32

Weighted average shares outstanding:
Basic	4,243,441	4,235,911	4,191,809	4,482,153	4,967,332
Diluted	4,343,381	4,355,653	4,207,560	4,501,106	4,967,332

Operating Data
Stores open at year-end	264	264	264	267	269
Stores in non-competitive markets at year-end (3)	230	229	221	222	220
Percentage of total stores in
non-competitive markets (3)	87.12%	86.74%	83.71%	83.15%	81.78%
Net sales of stores in non-competitive markets (3)	$363,634	$334,811	$317,585	$299,713	$281,263
Percentage of net sales from stores in
non-competitive markets (3)	83.99%	81.53%	77.12%	76.70%	73.90%
Comparable store sales for all stores (4)	0.98%	-0.05%	2.90%	0.40%	-0.10%
Comparable store sales for stores in
non-competitive markets (3)(4)	2.09%	0.09%	2.94%	1.80%	1.80%

Balance Sheet Data
Total assets	$167,493	$169,900	$165,286	$170,094	$178,179
Total debt (includes capital lease
obligation and current maturities)	10,876	24,611	26,437	35,153	41,761
Stockholders' equity	109,193	102,110	95,590	92,506	90,218
(1)	Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification as discontinued operations of certain prior year revenue and expense activity related to eight and five stores closed during fiscal years 2004 and 2003, respectively.
(2)	Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year. Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway. Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer.

(3)	“Non-competitive” markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company. The Company’s stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 “Business-Competition”.
(4)	Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:
•	the ALCO Stores segment. The Company operates 165 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and account for 92% of the Company’s fiscal 2004 sales.
•	the Duckwall Stores segment. The Company operates 80 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and account for 8% of the Company’s fiscal 2004 sales.

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal 2004 and fiscal 2003 consisted of 52 weeks, and fiscal 2002 consisted of 53 weeks.

As used below, the term “competitive market” refers to any market in which there is one or more national or regional full-line discount stores located in the primary market served by the Company. The term “non-competitive market” refers to any market in which there is no national or regional full-line discount store located in the primary market served by the Company. Even in a non-competitive market, the Company faces competition from a variety of sources. See Item 1 “Business-Competition”.

The Retail Industry. The Company’s business is generally a highly competitive business. However, to reduce the competition and improve the company’s performance, the Company’s overall business strategy involves identifying, and opening stores in, under-served markets that currently have no direct competition from another larger national or regional full-line discount retailer and providing the most convenient access to retail shopping within those markets. A key aspect of this strategy includes placing the Company’s stores in markets where the Company believes no such competition is likely to develop. This strategy does not eliminate the competition for the Company’s stores as the Company’s customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

Key Items in Fiscal 2004. Significant financial items during fiscal 2004 were:
•	Net sales increased 7.4% to $433.3 million and net earnings increased 22%. Net earnings included a one-time tax-related benefit of approximately $618,000.
•	Outstanding debt was reduced by $13 million. Year end equity-to-total-capitalization ratio improved to 91% from 81% at the end of fiscal 2003.
•	Book value per share increased 5.9% to $25.39 per share.

Company Performance Measures. The Company measures itself against a number of financial metrics to assess its performance. The following are the most frequently discussed metrics, and are discussed in more detail under the heading “Fiscal 2004 Compared to Fiscal 2003.”
•	Same store sales growth is a measure which indicates whether existing stores are maintaining their market share. We define same stores as those stores that were open as of the first day of the prior fiscal year. Same store sales of the ALCO stores in non-competitive markets increased 1.7%. Sales in the Duckwall division were relatively strong, with a 5.6% same store increase.
•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent declined to 33.1% of sales in fiscal 2004, compared to 33.4% in fiscal 2003.
•	Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS grew to $1.50 per diluted share, compared to $1.23 per diluted share for the prior fiscal year. Net earnings included a one-time tax-related benefit of approximately $618,000, or $0.14 per diluted share.

Results of Operations

The following table sets forth, for the fiscal years indicated, the components of the Company’s consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	February 1, 2004	February 2, 2003	February 3, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9	66.6	67.3

Gross margin	33.1	33.4	32.7

Selling, general and administrative expenses	29.0	29.1	28.4
Depreciation and amortization	1.7	1.7	1.6

Total operating expenses	30.7	30.8	30.0

Income from continuing operations	2.4	2.6	2.7
Interest expense	0.3	0.4	0.7
Earnings from continuing operations before income
taxes and discontinued operations	2.1	2.2	2.0
Income tax expense	0.6	0.8	0.7

Earnings from continuing operations before discontinued
operations	1.5	1.4	1.3
Income (loss) from discontinued operations, net of income tax	0.0	(0.1)	(0.1)

Net earnings	1.5%	1.3%	1.2%

Critical Accounting Policies

Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of February 1, 2004 and February 2, 2003, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $658,000 and $943,000, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Property and Equipment: The Company’s policy is to capitalize property and equipment if it has a useful life beyond one year. Major improvements are capitalized, while maintenance and repairs, which do not extend the useful life of the asset, are expensed as incurred. The nature and extent of the repair, as well as the relative dollar amount of the repair in relation to the cost of the asset determine whether the expenditure is capitalized or expensed.

Impairment of Long-Lived Assets: The Company considers determination of impairment of long-lived assets as a critical accounting policy because determination as to whether the long-lived assets of a store are impaired and, if impaired, the fair value of such assets requires the use of judgment, particularly as it relates to projecting whether the sum of expected undiscounted future cash flows for the store over an extended period of time will equal or exceed the carrying value of such assets. Management uses the best information available to make the determination; however, actual future cash flows for the store may vary significantly from the cash flows projected in conjunction with the impairment assessment. The potential impact on the financial statements of incorrect judgments regarding impairment of long-lived assets is that a provision for impairment could be needlessly recorded if projected future cash flows for a store are significantly under estimated or a provision for impairment could be deferred until later determined necessary in a future period if initial projected cash flows are over estimated. See Note 1(l) of Notes to Consolidated Financial Statements for a description of the Company’s accounting policy for impairment of long-lived assets.

Insurance: The Company considers general insurance cost a critical accounting policy. Starting with the insurance policy year of June 2003, the Company has a $100,000 deductible and is essentially self insured for workers compensation claims. The previous deductible was $2,500. For general liability insurance, the deductible was increased from $5,000 to $50,000. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and professional judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government. During fiscal year 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed such overaccrual of approximately $618,000 during fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Net sales for fiscal 2004 increased $29.8 million or 7.4% to $433.3 million compared to $403.5 million for fiscal 2003. During fiscal 2004, the Company opened eight ALCO stores, seven of which were in new non-competitive markets. Two ALCO and six Duckwall stores were closed, resulting in a year end total of 264 stores. The increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2004 and 2003 (comparable stores), increased by $3.9 million or 1.0% in fiscal 2004 compared to fiscal 2003. Comparable store sales of the ALCO stores in non-competitive markets increased 1.7%. Sales in the Duckwall division were relatively strong, with a 5.6% comparable store increase.

Gross margin for fiscal 2004 increased $9.0 million, or 6.7%, to $143.6 million compared to $134.6 million in fiscal 2003. As a percentage of net sales, gross margin decreased to 33.1% in fiscal 2004 compared to 33.4% in fiscal 2003. The decrease in the gross margin percentage was attributable to a less favorable mix of sales and higher shrinkage costs, partially offset by slightly lower markdowns. The shift in sales mix partly reflects the Company’s decision to expand the offerings of consumable products within its stores. While consumables generally carry a lower margin than most other store merchandise, the Company’s management believes the decision to place greater emphasis upon consumables had a positive impact upon sales and profits during fiscal 2004.

Selling, general and administrative expenses increased $8.4 million or 7.2% to $125.7 million in fiscal 2004 compared to $117.3 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 29.0% in fiscal 2004 and 29.1% in fiscal 2003, primarily due to lower distribution center, advertising and remodeling expenses, which were partially offset by higher general insurance and store opening costs.

Depreciation and amortization expense increased $459,000 or 6.7% to $7.3 million in fiscal 2004 compared to $6.8 million in fiscal 2003. The increase in depreciation and amortization expense was attributable to capital expenditures of $4.3 million and $7.6 million in fiscal 2004 and 2003, respectively.

Income from continuing operations increased $137,000, or 1.3%, to $10.6 million in fiscal 2004 compared to $10.4 million in fiscal 2003. Income from continuing operations as a percentage of net sales was 2.4% in fiscal 2004 compared to 2.6% in fiscal 2003.

Interest expense decreased $223,000, or 13.9%, in fiscal 2004 compared to fiscal 2003. The reduction in interest expense was due to lower interest rates and lower amounts borrowed on the revolver.

Income taxes were $2.8 million in fiscal 2004 compared to $3.2 million in fiscal 2003. The Company’s effective tax rate was 30.3% in fiscal 2004 and 36.7% in fiscal 2003. The rate was lower in fiscal 2004 because, during the fourth quarter of fiscal 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $618,000 during 2004. Approximately $200,000 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004. The Company currently expects its effective tax rate for fiscal 2005 to be approximately 37.0%.

Earnings from continuing operations before discontinued operations for fiscal 2004 increased by $826,000, or 14.8%, to $6.4 million compared to $5.6 million in fiscal 2003.

Income (loss) from discontinued operations, net of income taxes was $110,000 in fiscal 2004, compared to ($223,000) in fiscal 2003. In fiscal 2004, a company owned store was closed and the building was sold. The gain on sale of the building in the amount of $406,000 was accounted for as part of discontinued operations. The gain on sale more than offset the losses from the operations of the eight stores closed in fiscal 2004, resulting in an income from discontinued operations in the amount of $110,000 net of taxes.

Fiscal 2003 Compared to Fiscal 2002

Net sales for fiscal 2003 increased $3.2 million or 0.8% to $403.5million compared to $400.3 million for fiscal 2002. During fiscal 2003, the Company opened five ALCO stores, all of which were in new non-competitive markets. Two ALCO and three Duckwall stores were closed, resulting in a year end total of 264 stores. The increase in net sales was due to new stores opened over the last two fiscal years. This increase was partially offset because fiscal 2002 had sales from a 53rd week of $5.9 million. Fiscal 2003 only had sales from 52 weeks. Net sales for all stores open the full year in both fiscal 2003 and 2002 (comparable stores), increased by $186,000 or 0.1% in fiscal 2003 compared to fiscal 2002. Sales in the Class 18 Stores, the main focus of the Company’s expansion efforts, increased $1.2 million, or 0.6%. Strong sales during the first half of the year gave way to a softer second half, when economic and consumer spending trends deteriorated throughout the United States.

Gross margin for fiscal 2003 increased $3.6 million, or 2.7%, to $134.6 million compared to $131.0 million in fiscal 2002. As a percentage of net sales, gross margin increased to 33.4% in fiscal 2003 compared to 32.7% in fiscal 2002. The increase in the gross margin percentage was attributable to a reduction in both markdowns and shrinkage.

Selling, general and administrative expenses increased $4.1 million or 3.7% to $117.3 million in fiscal 2003 compared to $113.2 million in fiscal 2002, primarily due to higher insurance and distribution center costs. As a percentage of net sales, selling, general and administrative expenses were 29.1% in fiscal 2003 and 28.4% in fiscal 2002. The selling, general and administrative expense percentage was unfavorably impacted as a result of Fiscal 2003 having one less week compared to the 53 week Fiscal 2002.

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

Income from continuing operations decreased $512,000, or 4.7%, to $10.4 million in fiscal 2003 compared to $10.9 million in fiscal 2002. Income from continuing operations as a percentage of net sales was 2.6% in fiscal 2003 and 2.7% in fiscal 2002.

Interest expense decreased $1.2 million, or 42.1%, in fiscal 2003 compared to fiscal 2002. The reduction in interest expense is due primarily to lower interest rates.

Income taxes were $3.2 million in fiscal 2003 compared to $3.1 million in fiscal 2002. The Company’s effective tax rate was 36.7% in fiscal 2003 and 38.1% in fiscal 2002. Increased earnings in fiscal 2003 generated a higher income tax expense compared to fiscal 2002 even though the effective tax rate decreased.

Earnings before loss from discontinued operations for fiscal 2003 increased by $527,000, or 10.4%, to $5.6 million compared to $5.1 million in fiscal 2002.

Loss from discontinued operations, net of income taxes was $223,000 in fiscal 2003, compared to $296,000 in fiscal 2002.

Seasonality and Quarterly Results

The following table sets forth the Company’s net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2004 and 2003.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(dollars in millions)
Fiscal 2004	Net Sales	$100.0	$109.5	$100.5	$123.3
	Gross Margin	33.4	35.8	34.3	40.1
	Earnings from continuing operations	0.7	1.4	0.5	3.8
	Net Earnings	0.6	1.6	0.5	3.8

Fiscal 2003	Net Sales	$94.9	$101.8	$91.8	$115.0
	Gross Margin	31.6	34.0	32.2	36.8
	Earnings from continuing operations	0.6	1.3	0.5	3.2
	Net Earnings	0.5	1.3	0.5	3.1

See Note 10 of Notes to Consolidated Financial Statements for quarterly earnings per share information.

The Company’s business is subject to seasonal fluctuations. The Company’s highest sales levels occur in the fourth quarter of its fiscal year which includes the Christmas holiday selling season. The Company’s results of operations in any one quarter are not necessarily indicative of the results of operations that can be expected for any other quarter or for the full fiscal year. The Company’s results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores and the integration of the new stores into the operations of the Company, as well as other factors. The addition of a large number of new stores can, therefore, significantly affect the quarterly results of operations. Also, refer to Impact of Change in Accounting Principle and Note 10 to the Consolidated Financial Statements regarding the impact of the accounting change on quarterly results.

Inflation

Management does not believe that its merchandising operations have been materially affected by inflation over the past few years. The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

The Company’s operating expenses have been impacted by increases in general and medical insurance, as well as competitive pressures in wages in selected markets. See additional discussion of wages in the “Government Regulation” section.

Liquidity and Capital Resources

At the end of fiscal 2004, working capital (defined as current assets less current liabilities) was $89.5 million compared to $93.4 million at the end of fiscal 2003 and $70.4 million at the end of fiscal 2002. The increase in working capital between the end of fiscal 2002 and fiscal 2003 was due to the classification of the revolving loan as a long term liability. On April 15, 2002, the revolving loan was replaced with a new revolving loan that matures in April 2006.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal years 2003 and 2002, the Company completed a sale-leaseback of a number of its owned stores. The proceeds from these transactions amounted to $1.3 million and $0.6 million, in fiscal years 2003 and 2002, respectively.

Cash provided by operating activities aggregated $16.4 million, $5.4 million, and $11.1 million, in fiscal 2004, 2003 and 2002, respectively. The increase in cash provided in fiscal 2004 relative to fiscal 2003 resulted primarily from a smaller increase in inventory and a larger increase in accounts payable. The decrease in cash provided in fiscal 2003 relative to fiscal 2002 resulted primarily from a larger increase in inventory as well as a reduction in income taxes payable.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit. The loan agreement expires in April 2006. The revolving loan note payable and letter of credit balance at February 1, 2004 was $7.3 million, resulting in an available line of credit at that date of $62.7 million. Loan advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $42.5 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

In fiscal 2004, the Company made net cash payments on its revolving credit facility of $12.5 million and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $658,000 of Company stock . The Company received $868,000 in proceeds from the exercise of outstanding stock options. In fiscal 2003, the Company made net cash payments on its revolving credit facility of $654,000 and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations. The Company received $1.2 million in proceeds from the exercise of outstanding stock options. In fiscal 2002, the Company made net cash payments on its revolving credit facility of $7.5 million, made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $1.7 million of Company stock. The Company executed operating leases for 20 additional stores during the three year period ending in fiscal 2004. The Company’s long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 8 new ALCO stores were opened in fiscal 2004 and 7 new ALCO stores are expected to be opened in fiscal 2005. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

Cash used for acquisition of property and equipment in fiscal 2004, 2003 and 2002 totaled $4.3 million, $7.6 million, and $6.0 million, respectively. In fiscal 2004, a company owned store was closed and the building was sold for $1.2 million. A sale-leaseback of store buildings was completed in the amount of $1.3 million and $0.6 million in fiscal 2003 and 2002, respectively. This resulted in net cash used for acquisition of property and equipment in fiscal 2004, 2003, and 2002 of $3.1 million, $6.3 million, and $5.4 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 2005, principally for store buildings and fixtures, are $8 million.

During fiscal 1999, the Company’s Board of Directors approved a plan to repurchase up to 411,000 shares of the Company’s Common Stock (the “Stock Repurchase Program”). During fiscal 2000, the Company’s Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowing under the Company’s credit facility. As of February 1, 2004, the Company had purchased and retired 1,079,600 shares of Common Stock for $8.8 million, which represents 21% of its outstanding shares.

The following table summarized the Company’s significant contractual obligations payable as of February 1, 2004 (in thousands). Payments due under the revolving loan credit facility and long-term debt represent principle payments only.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Revolving Loan Credit Facility	4,958	0	4,958	0	0
Long-Term Debt	533	533	0	0	0
Capital Lease Obligations	7,826	1,384	2,568	1,620	2,254
Operating Leases	69,895	10,963	18,681	12,759	27,492

Total contractual cash obligations	83,212	12,880	26,207	14,379	29,746

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

Certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact may constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company’s management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “could,” “intends,” “plans,” “estimates”, “projects” or “anticipates,” variations thereof or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. The Company’s future results of operations, financial condition and business operations may differ materially from the forward-looking statements or the historical information stated in this Annual Report on Form 10-K. Stockholders and investors are cautioned not to put undue reliance on any forward-looking statement.

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

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open 7 ALCO stores in the current fiscal year and at least 10 ALCO stores in both fiscal 2006 and 2007. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the availability of acceptable communities for store locations, the Company’s ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

Competition

The Company’s strategy is to locate its ALCO stores in smaller retail markets where there is no competing full-line discount retail store within the primary trade area and where the Company believes the opening of a store would significantly reduce the likelihood of such a competitor entering the market. No assurance can be given, however, that competition will not emerge in such markets which, if developed, could seriously reduce the prospect of a profitable store in such market. In those markets in which the Company has direct competition, it often competes with national or regional full-line discount stores which often have substantially greater financial and other resources than the Company.

Government Regulation

The Company is subject to numerous federal, state and local government laws and regulations, including those relating to the development, construction and operation of the Company’s stores. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, laws and regulations relating to overtime, working and safety conditions, and citizenship requirements. Material increases in the cost of compliance with any applicable law or regulation and similar matters could materially and adversely affect the Company.

In 1996, Congress enacted The Small Business Job Protection Act of 1996 (the “Act”), raising the hourly minimum wage from $4.75 to $5.15 effective as of September 1, 1997. The majority of the Company’s store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act increased the Company’s payroll expense. Additional increases in the minimum wage could have a material impact on the results of the Company’s operations if it is unable to pass those increased costs on to customers or if sales are not increasing at a rate large enough to offset the impact.

Control by Significant Stockholders

Jeffrey Macke is a principal stockholder of the Company, beneficially owning approximately 16% of the outstanding shares of Common Stock of the Company as of March 1, 2004.

Quarterly Fluctuations

Quarterly results of operations have historically fluctuated as a result of retail consumers’ purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.

Economic Conditions

Similar to other retail businesses, the Company’s operations may be affected adversely by general economic conditions and events which result in reduced consumer spending in the markets served by its stores. Also, smaller communities where the Company’s stores are located may be dependent upon a few large employers or may be significantly affected by economic conditions in the industry upon which the community relies for its economic viability, such as the agricultural industry. This may make the Company’s stores more vulnerable to a downturn in a particular segment of the economy than the Company’s competitors, which operate in markets which are larger metropolitan areas where the local economy is more diverse.

Dependence on Officers

The development of the Company’s business has been largely dependent on the efforts of its current management team headed by Glen L. Shank and fifteen other officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

No Recent Dividend Payments; Restrictions on Payment of Dividends

The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock. The Company’s revolving loan credit facility currently allows the payment of cash dividends unless certain loan covenants are triggered.

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

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002, and limited guidance regarding timing of recognition for volume rebates, for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company’s financial statements for the year ended February 1, 2004.

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

Independent Auditors’ Report

The Board of Directors and Stockholders Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 1, 2004 and February 2, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of February 1, 2004, and February 2, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Wichita, Kansas March 12, 2004

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

February 1, 2004 and February 2, 2003

(Dollars in thousands)

Assets	2004	2003
Current assets:
Cash and cash equivalents	$ 1,084	1,356
Receivables	1,521	2,015
Inventories (note 2)	131,661	129,677
Prepaid expenses	2,188	2,415

Total current assets	136,454	135,463

Property and equipment, at cost:
Land and land improvements	2,582	3,047
Buildings and building improvements	15,827	16,729
Furniture, fixtures, and equipment	51,747	49,312
Transportation equipment	2,872	2,769
Leasehold improvements	13,274	11,390
Construction work in progress	47	908

Total property and equipment	86,349	84,155
Less accumulated depreciation and amortization	59,586	54,125

Net property and equipment	26,763	30,030

Property under capital leases (note 5)	20,120	20,120
Less accumulated amortization	17,041	16,509

Net property under capital leases	3,079	3,611

Other assets	164	239
Deferred income taxes (note 6)	1,033	557

	$ 167,493	169,900

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2004	2003
Current liabilities:
Current maturities of long-term debt (note 3)	$ 533	500
Current maturities of capital lease obligations (note 5)	802	712
Accounts payable	27,799	25,241
Income taxes payable	1,944	1,326
Accrued salaries and commissions	5,475	5,372
Accrued taxes other than income	4,496	3,935
Other current liabilities	4,276	2,836
Deferred income taxes (note 6)	1,668	2,164

Total current liabilities	46,993	42,086
Notes payable under revolving loan credit facility (note 3)	4,958	17,483
Long-term debt, less current maturities (note 3)	—	532
Capital lease obligations, less current maturities (note 5)	4,583	5,384
Other noncurrent liabilities	1,347	1,448
Deferred revenue	419	857

Total liabilities	58,300	67,790

Stockholders’ equity (notes 7 and 8):
Common stock, $0.0001 par value. Authorized 20,000,000
shares in 2004 and 2003; issued and outstanding
4,299,816 and 4,260,557 shares in 2004 and 2003,
Respectively	1	1
Additional paid-in capital	49,329	48,759
Retained earnings	59,863	53,350

Total stockholders’ equity	109,193	102,110
Commitments (note 5)
	$ 167,493	169,900

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Net sales	$433,270	403,471	400,283
Cost of sales	289,702	268,892	269,293

Gross margin	143,568	134,579	130,990

Selling, general, and administrative (notes 4 and 5)	125,726	117,333	113,191
Depreciation and amortization	7,284	6,825	6,265
Provision for asset impairment and store closure	—	—	601

Total operating expenses	133,010	124,158	120,057

Income from continuing operations	10,558	10,421	10,933
Interest expense (notes 3 and 5)	1,386	1,609	2,778

Earnings from continuing operations
before income taxes and discontinued
Operations	9,172	8,812	8,155
Income tax expense (note 6)	2,769	3,235	3,105

Earnings from continuing operations
before discontinued operations	6,403	5,577	5,050
Income (loss) from discontinued operations, net of
income tax (expense) benefit of $(59), $129,
and $182 in 2004, 2003, and 2002 respectively	110	(223)	(296)

Net earnings	$ 6,513	5,354	4,754

Earnings per share:
Basic (note 9):
Earnings before discontinued operations	$ 1.50	1.32	1.20
Discontinued operations	0.03	(0.06)	(0.07)

Net earnings	$ 1.53	1.26	1.13

Earnings per share:
Diluted (note 9):
Earnings before discontinued operations	$ 1.47	1.28	1.20
Discontinued operations	0.03	(0.05)	(0.07)

Net earnings	$ 1.50	1.23	1.13

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002

(Dollars in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balance, January 28, 2001	$ 1	49,263	43,242	—	92,506
Net earnings for the year ended
February 3, 2002	—	—	4,754	—	4,754
Cumulative effect adjustment upon
adoption of SFAS No. 133, net
of tax (note 1)	—	—	—	(76)	(76)
Amortization of cumulative effect
adjustment	—	—	—	60	60

Comprehensive income					4,738

Repurchase and retirement of 270,000
common shares	—	(1,654)	—	—	(1,654)

Balance, February 3, 2002	1	47,609	47,996	(16)	95,590
Net earnings for the year ended
February 2, 2003	—	—	5,354	—	5,354
Amortization of cumulative effect
adjustment	—	—	—	16	16

Comprehensive income					5,370

Options exercised to purchase
110,958 shares	—	1,150	—	—	1,150

Balance, February 2, 2003	1	48,759	53,350	—	102,110
Net earnings for the year ended
February 1, 2004	—	—	6,513	—	6,513
Repurchase and retirement of
69,300 common shares	—	(658)	—	—	(658)
Income tax benefit related to exercise of
stock options	—	360	—	—	360
Options exercised to purchase
108,559 shares	—	868	—	—	868

Balance, February 1, 2004	$ 1	49,329	59,863	—	109,193

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Fiscal years ended February 1, 2004, February 2, 2003, and February 3, 2002 (Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$ 6,513	5,354	4,754
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	7,311	6,912	6,380
Amortization of debt financing costs	75	76	70
Deferred income taxes	(972)	425	(1,568)
(Gain) loss on disposition or impairment of
property and equipment	(406)	(268)	687
Decrease (increase) in receivables	494	(352)	534
Increase in inventories	(1,984)	(4,512)	(1,420)
Decrease (increase) in prepaid expenses	227	(1,456)	(406)
Increase (decrease) in accounts payable	2,558	730	(79)
Increase (decrease) in income taxes payable	978	(2,351)	2,971
Increase in accrued salaries and commissions	103	401	171
Increase (decrease) in accrued taxes other
than income	561	(145)	(89)
Increase (decrease) in other liabilities	1,339	464	(884)
(Decrease) increase in deferred revenue	(438)	141	—

Net cash provided by operating activities	16,359	5,419	11,121

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,169	1,316	618
Acquisition of:
Buildings	(59)	(252)	(517)
Fixtures, equipment, and leasehold improvements	(4,216)	(7,370)	(5,484)

Net cash used in investing activities	(3,106)	(6,306)	(5,383)

Cash flows from financing activities:
Decrease in notes payable under revolving loan
credit facility	(12,525)	(18,137)	(7,469)
Net borrowings under revolving loan credit agreement	—	17,483	—
Proceeds from exercise of outstanding stock options	868	1,150	—
Repurchase of stock	(658)	—	(1,654)
Principal payments on long-term debt	(499)	(469)	(564)
Principal payments under capital lease obligations	(711)	(703)	(683)
Debt issuance costs	—	(300)	—

Net cash used in financing activities	(13,525)	(976)	(10,370)

Net decrease in cash and cash equivalents	(272)	(1,863)	(4,632)
Cash and cash equivalents at beginning of year	1,356	3,219	7,851

Cash and cash equivalents at end of year	$ 1,084	1,356	3,219

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$ 360	—	—

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

February 1, 2004, February 2, 2003, and February 3, 2002

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

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2004 consists of 52 weeks, fiscal 2003 consists of 52 weeks, and fiscal 2002 consists of 53 weeks.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or 10 years. Estimated useful lives are as follows:

Buildings	25 years
Building improvements	10 years
Furniture, fixtures, and equipment	3–8 years
Transportation equipment	3–5 years
Leasehold improvements	2–10 years

Major improvements are capitalized while maintenance and repairs, which do not extend the useful life of the asset, are charged to expense as incurred.

(f) Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company reflects changes in estimates related to prior period income taxes as a component of current period income tax expense.

(g)	Net Sales and Deferred Revenue

Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales. The Company has one significant vendor arrangement entered into prior to the adoption of Emerging Issues Task Force Issue 02-16 (as discussed in note 1(h)). For such arrangement, vendor rebates received in advance of meeting the criteria for recognition in the consolidated statements of operations are recorded as deferred revenue.

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

The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002 and limited guidance regarding timing of recognition for volume rebates for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company’s financial statements for the year ended February 1, 2004.

Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification as discontinued operations of certain prior year revenue and expense activity related to eight and five stores closed during fiscal years 2004 and 2003, respectively.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.

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

At January 29, 2001, the Company held one derivative instrument, an interest rate swap agreement entered into in December 2000 with a notional principal amount of $10,000, whereby the Company pays a fixed rate of interest and receives interest based on LIBOR for the period from April 15, 2001 to April 15, 2002. The purpose of the interest rate swap agreement was to mitigate the Company’s interest rate risk under its revolving credit facility.

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

During fiscal 2004, 2003, and 2002, the following amounts were paid for interest and income taxes:

	2004	2003	2002
Interest, excluding interest on
capital lease obligations and
amortization of debt financing
costs (net of capitalized
interest of $16 in fiscal 2004, $31
in fiscal 2003, and $26 in fiscal
2002)	$ 639	802	2,031
Income taxes	2,822	5,032	1,520

(k)	Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l)	Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Provisions for asset impairment of $0, $0, and $498 for fiscal 2004, 2003, and 2002, respectively, are included in the consolidated statements of operations.

(m)	Store Closure Expenses

Prior to January 1, 2003, the Company recorded a provision for store closure expenses and a related liability in the period the Company makes the decision to close a store and puts in a definitive plan of closure for each store that will be completed in the near term. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. The liability is charged as the related amounts are paid. There were no significant adjustments to the liability in fiscal 2004, 2003, or 2002.

Beginning with store closures for which the definitive plan was established after January 1, 2003, a provision for such store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended February 1, 2004, February 2, 2003, and February 3, 2002, is as follows:

	2004	2003	2002
Store closure liability at beginning
of year	$ 146	76	218
Store closure expense (included in
discontinued operations in 2004)	11	172	103
Payments	(139)	(102)	(245)

Store closure liability at end of year	$ 18	146	76

(n)	Stock-based Compensation

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

	2004	2003	2002
Net earnings as reported	$ 6,513	5,354	4,754
Pro forma stock-based employee
compensation cost, net of tax	(109)	(215)	(206)

Pro forma net earnings	$ 6,404	5,139	4,548

Earnings per share as reported:
Basic	$ 1.53	1.26	1.13
Diluted	1.50	1.23	1.13
Earnings, per share, pro forma:
Basic	1.51	1.21	1.08
Diluted	1.47	1.18	1.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected dividend yield	—
Expected stock price volatility	38.6
Risk-free interest rate	5.0
Expected life of options	5 years

The weighted average grant date fair value of options granted during 2003 is $5.23 per share. No options were issued during fiscal year 2004 and 2002.

(2)	Inventories

Inventories at February 1, 2004 and February 2, 2003 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at February 1, 2004 and February 2, 2003 are summarized as follows:

	2004	2003
FIFO cost	$ 132,256	130,272
Less LIFO reserve	(595)	(595)

LIFO cost	$ 131,661	129,677

(3)	Credit Arrangements, Notes Payable, and Long-term Debt

The Company entered into a loan agreement with its lenders on April 15, 2002, that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit)

to the Company bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). The amount advanced is generally limited to 70% of eligible inventory, as defined. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2006.

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

Notes payable outstanding at February 1, 2004 and February 2, 2003 under the revolving loan credit facility aggregated $4,958 and $17,483, respectively. The lender had also issued letters of credit aggregating $2,417 and $4,123, respectively, at such dates on behalf of the Company. The interest rates on outstanding borrowings at February 1, 2004 were 4%. The Company had additional borrowings available at February 1, 2004 under the revolving loan credit facility amounting to $62,683.

Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at February 1, 2004 and February 3, 2003 consisted of the following:

	2004	2003
6.4% note payable, due in monthly installments, including
interest, through January 2005; secured by equipment	$ 533	1,032
Less current maturities	$ 533	500

Long-term debt, less current maturities	$ —	532

Interest expense on notes payable and long-term debt in fiscal 2004, 2003, and 2002, aggregated $659, $855, and $1,941, respectively.

Maturities of long-term debt, including the notes payable under the revolving loan credit facility, in each of the next four years as of February 1, 2004 are as follows:

Fiscal year:
2005	$ 533
2006	—
2007	4,958

$ 5,491

(4)	Employee Benefits

The Company has a trusteed Profit Sharing Plan (Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from such Plan for fiscal 2004, 2003, and 2002 amounted to $699, $573, and $512, respectively.

(5)	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 1, 2004 and February 2, 2003 are as follows:

	2004	2003
Buildings	$ 16,624	16,624
Fixtures	3,496	3,496

	20,120	20,120
Less accumulated amortization	17,041	16,509

Net property under capital losses	$ 3,079	3,611

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 1, 2004 are as follows:

	Capital leases	Operating leases
Fiscal year:
2005	$ 1,384	10,963
2006	1,339	9,783
2007	1,229	8,898
2008	1,014	7,485
2009	606	5,274
Later years	2,254	27,492

Total minimum lease payments	7,826	$ 69,895

Less amount representing interest	2,441

Present value of net minimum lease payments	5,385
Less current maturities	802

Capital lease obligations, less current maturities	$ 4,583

Minimum payments have not been reduced by minimum sublease rentals of $20 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $87, $82, and $105 for fiscal 2004, 2003, and 2002, respectively.

Interest on capital lease obligations in fiscal 2004, 2003, and 2002 aggregated $672, $754, and $838, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2004, 2003, and 2002:

	2004	2003	2002
Minimum rentals	$ 11,053	10,441	10,096
Contingent rentals	872	744	681
Less sublease rentals	(68)	(157)	(152)

	$ 11,857	11,028	10,625

Sale-leaseback Transaction

The Company has sold and leased back certain stores (land and buildings). The net proceeds from the sale-leaseback transactions amounted to approximately $0, $1,316, and $609 for fiscal 2004, 2003, and 2002, respectively. As a result of the sale-leaseback transactions, the Company incurred gains of $0, $285, and $36 in fiscal 2004, 2003, and 2002, respectively, which have been deferred for financial reporting purposes. Such deferred gains are included within other noncurrent liabilities and are being amortized over the term of the related leases (15-20 years).

(6)	Income Taxes

The Company’s income tax expense (benefit) consists of the following:

	2004	2003	2002
Income tax expense (benefit) allocated
to continuing operations	$ 2,769	3,235	3,105
Income tax expense (benefit) allocated to discontinued operations	59	(129)	(182)

Total income tax expense	$ 2,828	3,106	2,923

Income tax expense (benefit) for fiscal 2004, 2003, and 2002 consists of:

	Current	Deferred	Total
2004:
Federal	$ 3,158	(810)	2,348
State	642	(162)	480

	$ 3,800	(972)	2,828

2003:
Federal	$ 2,269	354	2,623
State	412	71	483

	$ 2,681	425	3,106

2002:
Federal	$ 3,839	(1,306)	2,533
State	652	(262)	390

	$ 4,491	(1,568)	2,923

Income tax expense was $2,828, $3,106, and $2,923 for fiscal 2004, 2003, and 2002, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2004, 2003, and 2002 as a result of the following:

	2004	2003	2002
Computed “expected” tax expense	$3,269	2,961	2,687
State income taxes, net of the Federal income tax benefit	311	314	254
Adjustment for prior period taxes	(618)	—	—
Other, net	(134)	(169)	(18)

	$2,828	3,106	2,923

During fiscal year 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed such overaccrual of approximately $618 during 2004. Approximately $200 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 1, 2004 and February 2, 2003 are presented below:

	2004	2003
Deferred tax assets:
Capital leases	$ 881	950
Other liabilities	1,726	1,211
State net operating loss carryforwards	20	31

Total gross deferred tax assets	2,627	2,192
Less valuation allowance	(20)	(31)

Net deferred tax assets	2,607	2,161

Deferred tax liabilities:
Inventories, principally due to differences in the LIFO reserve arising from a prior business combination accounted for as a purchase	2,358	2,398
Property and equipment, due to differences in depreciation and a prior business combination accounted for as a purchase	821	1,348
Other assets	63	22

Total gross deferred tax liabilities	3,242	3,768

Net deferred tax liability	$ 635	1,607

At February 1, 2004, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $400, which are available to offset future state taxable income in those states, if any, expiring at various dates through fiscal 2006. The valuation allowance relates to the net operating loss (NOL) carryforwards.

(7)	Stock Option Plan

The Company has a stock option plan under which options to purchase 500,000 shares of common stock may be granted to key employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options which were outstanding at February 1, 2004, February 2, 2003, and February 3, 2002 is presented below:

	Number of shares	Weighted average exercise price
Options outstanding, January 28, 2001	548,287	$ 9.58
Issued	—	—
Canceled	(56,737)	10.93

Options outstanding, February 3, 2002	491,550	9.42
Issued	65,000	12.50
Exercised	(117,475)	10.63
Canceled	(4,700)	11.46

Options outstanding, February 2, 2003	434,375	9.53
Issued	—	—
Exercised	(108,559)	8.00
Canceled	(43,845)	17.06

Options outstanding, February 1, 2004	281,971	8.94

	Options outstanding			Options exercisable

Range of exercise price	Number outstanding at February 1, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at February 1, 2004	Weighted average exercise price
7.94 to $12.50	281,971	1.45	$8.94	226,800	$8.28

(8)	Stockholders’ Equity

The Company’s board of directors has approved a plan to repurchase up to 1,411,000 shares of the Company’s common stock (the Stock Repurchase Program). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the Credit Facility. As of February 1, 2004, the Company had purchased 1,079,600 shares of common stock for $8,789.

(9)	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2004	2003	2002
Weighted average shares outstanding (basic)	4,243,441	4,235,911	4,191,809
Effect of dilutive options to purchase common stock	99,940	119,742	15,751

As adjusted for diluted calculation	4,343,381	4,355,653	4,207,560

Employee stock options of 0, 101,000, and 104,550 for the years ended February 1, 2004, February 2, 2003, and February 3, 2002, respectively, are not included in the computation of diluted earnings because to do so would have been antidilutive for the periods presented. Such options could potentially dilute basic earnings per share in the future.

(10)	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter
2004:
Net sales	$100,048	109,501	100,457	123,264
Gross margin	33,348	35,789	34,328	40,103
Earnings from continuing operations	675	1,383	530	3,816
Net earnings	558	1,599	523	3,833
Net earnings per share (a):
Basic	0.13	0.38	0.12	0.89
Diluted	0.13	0.37	0.12	0.87

2003:
Net sales	$ 94,846	101,785	91,832	115,008
Gross margin	31,620	33,925	32,231	36,803
Earnings from continuing operations	629	1,337	464	3,147
Net earnings	531	1,269	469	3,085
Net earnings per share (a):
Basic	0.13	0.30	0.11	0.72
Diluted	0.12	0.29	0.11	0.71

(a)	Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2004 and fiscal 2003 does not equal the total computed for the year.

(b)	The amounts shown for net sales, gross margin and earnings from continuing operations for the first, second and third quarters do not agree to previously reported amounts due to reclassifications that have been made for discontinued operations (see also note 1(h)).

(11)	Fair Value of Financial Instruments

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at February 1, 2004 and February 2, 2003. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(12)	Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $679, $683, and $670 in fiscal 2004, 2003, and 2002, respectively.

During fiscal 2004, 2003, and 2002, the Company paid a consulting firm $270, $178, and $275, respectively, to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

(13)	Business Operations and Segment Information

The Company’s business activities include operation of ALCO Discount Stores, in towns with populations which are typically less than 5,000 not served by other regional or national retail discount chains, and Duckwall variety stores that offer a more limited selection of merchandise, which are primarily located in communities of less than 2,500 residents.

For financial reporting purposes, the Company has established two operating segments: “ALCO Discount Stores” and “All other,” which includes the Duckwall variety stores and other business activities, such as general office, warehouse, and distribution activities.

Segment Information

	2004	2003	2002
Net sales:
ALCO Discount Stores	$401,289	377,893	377,042
All other:
External	32,698	32,753	34,829
Intercompany	234,806	227,053	223,420

	$668,793	637,699	635,291

Depreciation and amortization:
ALCO Discount Stores	$ 4,395	4,160	4,075
All other	2,889	2,665	2,190

	$ 7,284	6,825	6,265

Income (expense) from continuing operations:
ALCO Discount Stores	$ 35,444	33,769	32,670
All other	(25,065)	(23,566)	(21,906)

	$ 10,379	10,203	10,764

Capital expenditures:
ALCO Discount Stores	$ 3,376	6,028	4,593
All other	899	1,594	1,408

	$ 4,275	7,622	6,001

Identifiable assets:
ALCO Discount Stores	$128,637	127,847	122,644
All other	38,380	42,053	41,382

	$167,017	169,900	164,026

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	2004	2003	2002
Net sales per above segment information	$ 668,793	637,699	635,291
Intercompany elimination	(234,806)	(227,053)	(223,420)
Sales included in discontinued operations	(717)	(7,175)	(11,588)

Net sales per consolidated statements of operations	$ 433,270	403,471	400,283

Income from continuing operations per above segment information	$ 10,379	10,203	10,764
Property costs	—	85	85
Leases	179	133	84

Income from continuing operations per consolidated statements of operations	$ 10,558	10,421	10,933

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There were no changes in our internal control over financial reporting that occurred during the year ended February 1, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Election of Directors” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 1 of this Form 10-K.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Compensation Committee Report”, “Audit Committee Report”, and “Company Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Ownership of Duckwall Common Stock” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 2004, contains under the caption “Ratification of Selection of Independent Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Statement Schedules, and Exhibits

(1)	Consolidated Financial Statements

The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)	Financial Statement Schedules

No inancial statement schedules are included as they are not applicable to the Company.

(3)	Exhibits

The exhibits filed with or incorporated by reference in this report are listed below:

Number Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company’s Registration Statement on Form S-1 and herby incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2004, , pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 1, 2004 and is not treated as filed in reliance upon §601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 1, 2004 and is not treated as filed in reliance upon §601(b)(32) of Regulations S-K.

(b)	Reports on Form 8-K.

(1)	The Company furnished a report on Form 8-K on November 25, 2003, providing under Item 12. “Results of Operations and Financial Condition” a press release that was to be issued on November 24, 2003 disclosing information regarding the Company’s results of operations for it s fiscal quarter ended November 2, 2003.

(2)	The Company furnished a report on Form 8-K on December 17, 2003, providing under Item 5. “Other Events” a press release issued by the Company regarding the appointment of Warren H. Gfeller to the Company’s Board of Directors.

(c)	Exhibits
The exhibits filed with this report are identified above under Item 15(a)(3)

(d)	Financial Statement Schedules.
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

Dated: April 30, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Glen L. Shank	April 30, 2004
Glen L. Shank
Chairman of the Board
and President
(Principal Executive Officer)

/s/ Richard A. Mansfield	April 30, 2004
Richard A. Mansfield
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ Dennis A. Mullin	April 30, 2004
Dennis A. Mullin
Director

/s/ Lolan C. Mackey	April 30, 2004
Lolan C. Mackey
Director

/s/ Jeffrey Macke	April 30, 2004
Jeffrey Macke
Director

/s/ Warren H. Gfeller	April 30, 2004
Warren H. Gfeller
Director

DIRECTORS

Glen L. Shank Dennis A. Mullin Lolan C. Mackey Jeffrey Macke Warren H. Gfeller

OFFICERS

Chairman of the Board and President	Glen L. Shank
Senior Vice President- Operations and Advertising	James E. Schoenbeck
Senior Vice President- Merchandising	James R. Fennema
Vice President- Finance and Treasurer	Richard A. Mansfield
Vice President- Administration and Distribution	Tom L. Canfield, Jr.
Vice President- Secretary	Charles E. Bogan
Vice President- Personnel	Dennis P. Alesio
Vice President- Real Estate	John E. Hedeen
Vice President- Divisional Merchandise Manager	Michael J. Gawin
Vice President- ALCO Division	Dean P. Van Horn
Vice President- Divisional Merchandise Manager	Robert E. Swartz, Jr.
Vice President- Divisional Merchandise Manager	Edward B. Teske
Vice President- Duckwall Division	Michael L. Bowman
Vice President- ALCO Division	Kalen D. Gunderson
Vice President- Controller, and Assistant Secretary	David W. Mills
Vice President-Training and Recruiting	Daniel J. Curoe

TRANSFER AGENT	INDEPENDENT AUDITORS

UMB Bank, N.A.	KPMG LLP
928 Grand Avenue	345 Riverview, Suite 100
P.O. Box 410064	Wichita, KS 67203
Kansas City, MO 64141-0064	(316) 267-8341
(816) 860-7761

STOCK LISTING

NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “DUCK”

FORM 10-K REPORT

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year end February 1, 2004, excluding exhibits, which includes audited financial statements, is included in this Annual Report. Additional copies are available upon request. Requests should be directed to Charles E. Bogan, Duckwall-ALCO Stores, Inc., 401 Cottage, Abilene, KS 67410. A list of the excluded exhibits is included under Item 15 of Part IV of the Annual Report on Form 10-K and the Company will provide copies of any such exhibit upon the Company’s receipt of a request and a payment of a fee of $.20 per page, which fee does not exceed the Company’s reasonable expenses in furnishing such exhibit.

ANNUAL MEETING

The Annual Meeting of the Stockholders of Duckwall-ALCO Stores, Inc. will be held at 10:00 A.M. CDT, Thursday, May 27, 2004 at the principal executive offices of the Company, located at 401 Cottage, Abilene, KS 67410.