Form 10-Q
period 2004-05-02
DUCKWALL ALCO STORES INC
filed 2004-06-14
CIK 30302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

4,352,529 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of May 2, 2004.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Assets

	May 2, 2004	February 1, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 1,529	$ 1,084
Receivables	1,511	1,521
Inventories	141,158	131,661
Prepaid expenses	1,582	2,188

Total current assets	145,780	136,454

Property and equipment	87,293	86,349
Less accumulated depreciation	61,077	59,586

Net property and equipment	26,216	26,763

Property under capital leases	20,120	20,120
Less accumulated amortization	17,175	17,041

Net property under capital leases	2,945	3,079

Other non-current assets	146	164
Deferred income taxes	1,033	1,033

Total assets	$176,120	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)

Liabilities and Stockholders’ Equity

	May 2, 2004	February 1, 2004
	(Unaudited)
Current liabilities:
Current maturities of:
Long term debt	$ 403	$ 533
Capital lease obligations	802	802
Accounts payable	32,437	27,799
Income taxes payable	393	1,944
Accrued salaries and commissions	3,519	5,475
Accrued taxes other than income	4,433	4,496
Other current liabilities	4,419	4,276
Deferred income taxes	1,636	1,668

Total current liabilities	48,042	46,993
Notes payable under revolving loan	11,746	4,958
Capital lease obligations - less current maturities	4,382	4,583
Other noncurrent liabilities	1,321	1,347
Deferred revenue	314	419

Total liabilities	65,805	58,300

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,352,529 shares and 4,299,816 shares respectively	1	1
Additional paid-in capital	49,764	49,329
Retained earnings	60,550	59,863

Total stockholders’ equity	110,315	109,193

Total liabilities and stockholders’ equity	$176,120	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Operations (Dollars in Thousands Except Per Share Amounts) (Unaudited)

	For the Thirteen Week Periods Ended
	May 2, 2004	May 4, 2003
Net sales	$103,294	$ 100,048
Cost of sales	69,033	66,700

Gross margin	34,261	33,348

Selling, general and administrative	31,128	30,121
Depreciation and amortization	1,743	1,797

Total operating expenses	32,871	31,918

Operating income from continuing operations	1,390	1,430
Interest expense	282	390

Earnings from continuing operations before income taxes	1,108	1,040
Income tax expense	421	377

Earnings from continuing operations	687	663
(Loss) from discontinued operations, net of income tax	0	(105)

Net earnings	$ 687	$ 558

Earnings per share
Basic
Continuing operations	$ 0.16	$ 0.15
Discontinued operations	$ 0.00	($ 0.02)

Net earnings	$ 0.16	$ 0.13

Diluted
Continuing operations	$ 0.16	$ 0.15
Discontinued operations	$ 0.00	($ 0.02)

Net earnings	$ 0.16	$ 0.13

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. And Subsidiaries Consolidated Statements of Cash Flows Dollars in Thousands (Unaudited)

	For the Thirteen Week Periods Ended
	May 2, 2004	May 4, 2003
Cash Flows From Operating Activities:
Net earnings	$ 687	$ 558
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Amortization of debt financing costs	18	18
Depreciation and amortization	1,743	1,812
Increase in inventories	(9,497)	(6,552)
Increase in accounts payable	4,638	5,945
Decrease in receivables	10	166
Decrease in prepaid expenses	606	374
(Decrease) increase in accrued taxes other than income	(63)	738
Decrease in accrued salaries and commissions	(1,956)	(1,489)
Decrease in income taxes payable	(1,551)	(567)
Decrease in deferred income taxes	(32)	(38)
Decrease in deferred revenue	(105)	(109)
Increase (decrease) in other liabilities	117	(226)

Net cash provided by (used in) operating activities	(5,385)	630

Cash Flows From Investing Activities:
Capital expenditures	(1,062)	(1,525)

Net cash used in investing activities	(1,062)	(1,525)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	435	0
Repurchase of common stock	0	(658)
Increase in revolving loan	6,788	3,221
Principal payments on long term notes	(130)	(121)
Principal payments on capital leases	(201)	(178)

Net cash provided by financing activities	6,892	2,264

Net increase in cash and cash equivalents	445	1,369
Cash and cash equivalents at beginning of period	1,084	1,356

Cash and cash equivalents at end of period	$ 1,529	$ 2,725

See accompanying notes to unaudited consolidated financial statements

Duckwall-ALCO Stores, Inc. And Subsidiaries Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements are for interim periods and, consequently; do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s fiscal 2004 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

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

For The Thirteen Week Periods Ended
	May 2, 2004	May 4, 2003
Net earnings as reported	$ 687	$ 558
Pro forma stock-based employee compensation
cost, net of tax	(10)	(21)

Pro forma net earnings	$ 677	$ 537

Earnings per share as reported:
Basic	$ 0.16	$ 0.13
Diluted	$ 0.16	$ 0.13
Earnings per share, pro forma:
Basic	$ 0.16	$ 0.13
Diluted	$ 0.15 .	$ 0.12

(4) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

May 2, 2004	4,320,213	4,424,174
May 4, 2003	4,259,034	4,317,476

(5) Insurance

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands)

Overview

Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. The Company operates 185 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 92% of the Company’s sales for the first quarter of fiscal 2005.
•	the Duckwall Stores segment. The Company operates 78 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 8% of the Company’s sales for the first quarter of fiscal 2005.

The thirteen weeks ended May 2, 2004 and May 4, 2003 are referred to herein as the first quarter of fiscal 2005 and 2004 respectively.

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

The Retail Industry. The Company’s business is generally a highly competitive business. However, to reduce the competition and improve the company’s performance, the Company’s overall business strategy involves identifying, and opening stores in under-served markets that currently have no direct competition from another larger national or regional full-line discount retailer and providing the most convenient access to retail shopping within those markets. A key aspect of this strategy includes placing the Company’s stores in markets where the Company believes no such competition is likely to develop. This strategy does not eliminate the competition for the Company’s stores as the Company’s customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

Key Items in Fiscal 2005. Significant financial items during the first quarter of fiscal 2005 were:

•	Net sales increased 3.2% to $103.3 million and net earnings increased 23%.
•	One new ALCO store was opened and six ALCO stores were remodeled.

Company Performance Measures. The Company measures itself against a number of financial metrics to assess its performance. The following are the most frequently discussed metrics, and are discussed in more detail under the heading “Thirteen Weeks Ended May 2, 2004 Compared to Thirteen Weeks Ended May 4, 2003.”

•	Same store sales growth is a measure which indicates whether existing stores are maintaining their market share. We define same stores as those stores that were open as of the first day of the prior fiscal year. Same store sales of the Class 18 ALCO stores increased 0.4% during the first quarter of fiscal 2005. Sales in the Duckwall division were relatively strong, with a 4.3% same store increase.
•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent declined slightly to 33.2% of sales in the first quarter of fiscal 2005, compared to 33.3% in first quarter of fiscal 2004.
•	Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS grew to $0.16 per diluted share for the first quarter of fiscal 2005, compared to $0.13 per diluted share for the first quarter of the prior fiscal year.

CRITICAL ACCOUNTING POLICIES

Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of May 2, 2004 and May 4, 2003, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $741,000 and $1,107,000, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Thirteen Weeks Ended May 2, 2004 Compared to Thirteen Weeks Ended May 4, 2003.

The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2005 the Company opened one ALCO store, which was in a new, non-competitive market. Although no stores were closed in the current period, the operations of stores closed in the prior year have been reflected as discontinued operations. As of May 2, 2004 over 87% of the Company’s 264 stores are in non-competitive markets.

Net sales for the first quarter of fiscal 2005 increased $3,246 or 3.2% to $103,294 compared to $100,048 for the first quarter of fiscal 2004. Same store sales decreased $246 or 0.3%. Same store sales for the Company’s Class 18 ALCO stores increased 0.4% and increased 4.3% for the Duckwall stores. Sales for the quarter were unfavorably impacted by unseasonably cold weather, which affected sales of spring seasonal merchandise such as lawn and garden and apparel in many markets, as well as the occurrence of the Easter holiday one week earlier this year.

Gross margin for the first quarter of fiscal 2005 increased $913 or 2.7% to $34,261 compared to $33,348 in the first quarter of fiscal 2004. Gross margin as a percentage of sales was 33.2% for the first quarter of fiscal 2005 compared to 33.3% in the first quarter of fiscal 2004. The slight decline in gross margin percentage was primarily due to a shift in sales mix towards lower-margin merchandise, partially offset by a reduction in shrinkage costs. The shift in sales mix partly reflects the Company’s decision to expand the offerings of consumable products available in its stores. While consumables generally carry a lower margin than most other store merchandise, management believes the decision to place a greater emphasis upon consumables had a positive impact upon total sales and profits during the quarter. Additionally, increased transportation costs, reflected by higher fuel prices and new federal legislation impacting the trucking industry, were offset by effective actions to control these costs.

Selling, general and administrative expense increased $1,007 or 3.3% to $31,128 in the first quarter of fiscal 2005 compared to $30,121 in the first quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 30.1%, in the first quarter of both fiscal years. Significantly lower store opening expenses related to the timing of store openings, slightly lower distribution center expenses resulting from improved productivity, and lower incentive compensation costs in the first quarter of fiscal 2005 were largely offset by increases in various expense categories, including general and medical insurance, payroll and credit card fees.

Depreciation and amortization expense decreased $54 or 3.0% to $1,743 in the first quarter of fiscal 2005 compared to $1,797 in the first quarter of fiscal 2004.

Operating income from continuing operations decreased $40 or 2.8% to $1,390 in the first quarter of fiscal 2005 compared to $1,430 in the first quarter of fiscal 2004. Operating income from continuing operations as a percentage of net sales was 1.3% in the first quarter of fiscal year 2005 compared to 1.4% in the first quarter of fiscal 2004.

Interest expense decreased $108 or 27.7% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The reduction in interest expense was due primarily to lower borrowings.

Income taxes were $421 in the first quarter of fiscal 2005 compared to $377 in the first quarter of fiscal 2005. The effective tax rate was 38.0% in the first quarter of fiscal 2005 compared to 36.3% in the first quarter of fiscal 2004. The increase in the percentage is primarily due to the loss of a work opportunity tax credit that was available in fiscal 2004. This tax credit may be renewed by Congress, but as of the end of the quarter, it had not been renewed. If legislation is passed to reauthorize such tax credits, the Company’s effective tax rate would be lowered at that time.

Earnings from continuing operations for the first quarter of fiscal 2005 were $687, an increase of $24 from the net earnings of $663 for the first quarter of fiscal 2004.

There was no income or loss from discontinued operations during the first quarter of fiscal 2005, as no stores were closed. Loss from discontinued operations, net of income tax, was $105 in the first quarter of fiscal 2004.

Net earnings for the first quarter of fiscal 2005 were $687, an increase of $129 or 23.1% from the net earnings of $558 in the first quarter of fiscal 2004. Diluted net earnings per share for the first quarter of fiscal 2005 were $0.16, an increase of $0.03, or 23.1% from the diluted net earnings of $0.13 in the first quarter of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

At May 2, 2004 working capital (defined as current assets less current liabilities) was $97,738 compared to $89,461 at the end of fiscal 2004.

Cash (used in) provided by operating activities in the first quarter of fiscal 2005 and 2004 was ($5,385) and $630 respectively. The increase in the amount of cash used by operating activities in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was primarily due to a larger buildup of inventory levels, coupled with a smaller increase in accounts payable in fiscal 2005 compared to fiscal 2004.

The Company generated cash in financing activities in the first quarter of fiscal 2005 and 2004 of $6,892 and $2,264 respectively. Cash was generated by borrowing on the revolving loan. Cash was generated from the exercise of stock options of $435 in the first quarter of fiscal 2005, and no options were exercised in the first quarter of fiscal 2004. No Common Stock was repurchased during the first quarter of fiscal 2005, and cash of $658 was used to purchase and retire 69,300 shares of Common Stock during the first quarter of fiscal 2004.

Cash used in investing activities in the first quarter of fiscal 2005 and 2004 totaled $1,062 and $1,525, respectively. Total anticipated cash payments for acquisition of property and equipment in fiscal 2005 principally for store buildings and store and warehouse fixtures and equipment are approximately $8,000.

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

	For The Thirteen Week Periods Ended
Segment Information	May 2, 2004	May 4, 2003
Net Sales:
ALCO Discount Stores	$ 95,594	$ 92,500
All Other
External	7,870	7,548
Intercompany	62,879	61,034

	$ 166,173	$ 161,082

Depreciation and Amortization
ALCO Discount Stores	$ 1,051	$ 1,098
All Other	692	714

	$ 1,743	$ 1,812

Income (expense) from Operations:
ALCO Discount Stores	$ 7,922	$ 7,663
All Other	(6,465)	(6,188)

	$ 1,457	$ 1,475

Capital Expenditures:
ALCO Discount Stores	$ 501	$ 1,285
All Other	561	240

	$ 1,062	$ 1,525

Identifiable Assets:
ALCO Discount Stores	$ 138,223	$ 139,971
All Other	37,897	37,005

	$ 176,120	$ 176,976

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

For The Thirteen Week Periods Ended
	May 2, 2004	May 4, 2003
Net sales per above segment information	$ 166,173	$ 161,082
Intercompany elimination	(62,879)	(61,034)

Net sales per consolidated statements
of operations	$ 103,294	$ 100,048

Income from operations per above segment information	$ 1,457	$ 1,475
Leases	67	45

Income from operations per consolidated
statements of operations	$ 1,390	$ 1,430

MARKET RISK DISCLOSURE

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

ITEM 4. CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 2, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) None (b) Current Report on Form 8-K (Item 12) dated on June 1, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant) Segment Information

Date, June 11, 2004	/s/ Richard A. Mansfield
Richard A. Mansfield Vice President - Finance Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 11, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 2, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 11, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 2, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.