Form 10-Q
period 2004-08-01
DUCKWALL ALCO STORES INC
filed 2004-09-09
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2004

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
Yes   X   No  ___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   ___   No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

        4,380,203 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of August 1, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	August 1, 2004	February 1, 2004

	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,049	$ 1,084
Receivables	1,865	1,521
Refundable income tax	295	0
Inventories	133,069	131,661
Prepaid expenses	2,754	2,188

Total current assets	140,032	136,454

Property and equipment	89,449	86,349
Less accumulated depreciation	62,558	59,586

Net property and equipment	26,891	26,763

Property under capital leases	20,120	20,120
Less accumulated amortization	17,308	17,041

Net property under capital leases	2,812	3,079

Other non-current assets	127	164
Deferred income taxes	1,033	1,033

Total assets	$170,895	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	August 1, 2004	February 1, 2004

Current liabilities:	(Unaudited)
Current maturities of:
Long term debt	$ 271	$ 533
Capital lease obligations	802	802
Accounts payable	27,352	27,799
Income taxes payable	0	1,944
Accrued salaries and commissions	4,185	5,475
Accrued taxes other than income	5,099	4,496
Other current liabilities	4,890	4,276
Deferred income taxes	1,667	1,668

Total current liabilities	44,266	46,993
Notes payable under revolving loan	9,004	4,958
Capital lease obligations - less current maturities	4,182	4,583
Other noncurrent liabilities	1,296	1,347
Deferred revenue	210	419

Total liabilities	58,958	58,300

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,380,203 shares and 4,299,816 shares respectively	1	1
Additional paid-in capital	50,199	49,329
Retained earnings	61,737	59,863

Total stockholders’ equity	111,937	109,193

Total liabilities and stockholders’ equity	$170,895	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net sales	$ 109,601	$108,719	$ 212,449	$208,029
Cost of sales	73,538	73,188	142,265	139,401

Gross margin	36,063	35,531	70,184	68,628

Selling, general and administrative	32,120	31,228	63,085	61,183
Depreciation and amortization	1,673	1,872	3,412	3,663

Total operating expenses	33,793	33,100	66,497	64,846

Operating income from continuing operations	2,270	2,431	3,687	3,782
Interest expense	279	328	561	718

Earnings from continuing operations before income taxes	1,991	2,103	3,126	3,064
Income tax expense	757	762	1,188	1,110

Earnings from continuing operations	1,234	1,341	1,938	1,954
(Loss) earnings from discontinued operations, net of income tax	(47)	258	(64)	203

Net earnings	$ 1,187	$ 1,599	$ 1,874	$ 2,157

Earnings per share
Basic
Continuing operations	$ 0.28	$ 0.32	$ 0.45	$ 0.46
Discontinued operations	($ 0.01)	$ 0.06	($ 0.02)	$ 0.05

Net earnings	$ 0.27	$ 0.38	$ 0.43	$ 0.51

Diluted
Continuing operations	$ 0.28	$ 0.31	$ 0.44	$ 0.45
Discontinued operations	($ 0.01)	$ 0.06	($ 0.02)	$ 0.05

Net earnings	$ 0.27	$ 0.37	$ 0.42	$ 0.50

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)

	For the Twenty-Six Week Periods Ended

	August 1, 2004	August 3, 2003
Cash Flows From Operating Activities:
Net earnings	$ 1,874	$ 2,157
Adjustments to reconcile net earnings to net cash provided
by (used in) operating activities
Amortization of debt financing costs	37	37
Depreciation and amortization	3,419	3,693
Increase in inventories	(1,408)	(2,390)
(Decrease) increase in accounts payable	(447)	3,258
Increase in receivables	(344)	(30)
Increase in prepaid expenses	(566)	(202)
Increase in accrued taxes other than income	603	887
Decrease in accrued salaries and commissions	(1,290)	(779)
(Decrease) increase in income taxes payable	(2,028)	69
(Decrease) increase in deferred income taxes	(1)	11
Decrease in deferred revenue	(209)	(219)
Increase (decrease) in other liabilities	563	(55)

Net cash provided by operating activities	203	6,437

Cash Flows From Investing Activities:
Proceeds from sale of property	0	763
Capital expenditures	(3,280)	(2,696)

Net cash used in investing activities	(3,280)	(1,933)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	659	115
Repurchase of common stock	0	(658)
Increase in revolving loan	4,046	(2,907)
Principal payments on long term notes	(262)	(245)
Principal payments on capital leases	(401)	(356)

Net cash provided by (used in) financing activities	4,042	(4,051)

Net increase in cash and cash equivalents	965	453
Cash and cash equivalents at beginning of period	1,084	1,356

Cash and cash equivalents at end of period	$ 2,049	$ 1,809

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$ 211	$ 0

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

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net earnings as reported	$ 1,187	$ 1,599	$ 1,874	$ 2,157
Pro forma stock-based employee
compensation
cost, net of tax	(9)	(21)	(19)	(42)

Pro forma net earnings	$ 1,178	$ 1,578	$ 1,855	$ 2,115

Earnings per share as reported:
Basic	$ 0.27	$ 0.38	$ 0.43	$ 0.51
Diluted	$ 0.27	$ 0.37	$ 0.42	$ 0.50

Earnings per share, pro forma:
Basic	$ 0.27	$ 0.38	$ 0.43	$ 0.50
Diluted	$ 0.26	$ 0.37	$ 0.42	$ 0.49

(4)	Earnings Per Share

        Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

        The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 1, 2004	4,367,122	4,464,746
August 3, 2003	4,197,224	4,288,511

Twenty-Six Weeks Ended

August 1, 2004	4,343,668	4,444,460
August 3, 2003	4,228,129	4,302,994

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. The Company currently operates 185 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 92% of the Company’s sales for the second quarter of fiscal 2005.
•	the Duckwall Stores segment. The Company operates 80 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 8% of the Company’s sales for the second quarter of fiscal 2005.

        The thirteen weeks ended August 1, 2004 and August 3, 2003 are referred to herein as the second quarter of fiscal 2005 and 2004, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

        As used below the term “competitive market” refers to any town in which both an ALCO or Duckwall store and one or more national or regional full-line discount stores are located. The term “non-competitive market” refers to any town served by the Company where no national or regional full-line discount store is also located. The Company nevertheless faces competition in such markets from a variety of sources, including national and regional full-line discount stores located within a reasonable driving distance.

        The non-competitive markets where the Company operates ALCO or Duckwall stores generally consist of small towns where population growth is generally steady, but not dramatic. As no direct competitor or national or regional full-line discount store is located in these towns, they are generally considered under-served by full-line discount retailers except for the presence of an ALCO or Duckwall store.

        Strategy. The Company’s business operates in a highly competitive industry. However, to reduce the competition and improve the Company’s performance, the Company’s overall business strategy involves identifying, and opening stores in towns that currently have no direct competition from another larger national or regional full-line discount retailer. The Company thus positions itself as providing the most convenient access to local retail shopping within those towns. A key aspect of this strategy includes placing the Company’s stores in towns where the Company believes no such competition is likely to develop. This strategy does not eliminate the competition for the Company’s stores as the Company’s customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

        The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance. The Company uses centralized purchasing, merchandising, pricing and warehousing to obtain volume discounts, improve efficiencies and achieve consistency among stores and the best overall results. However, the Company utilizes information obtained from its point-of-sale system and regular input from its store associates to determine its merchandise offerings.

        The Company plans to upgrade its current point-of-sale systems over the next several years and has a project team, guided by an outside advisor, currently evaluating and selecting new software. The project team’s goal is to have one store in pilot in January, 2005. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hands at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system will also improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other technology improvements in the stores such as e-mail, which is not currently available to the stores due to current technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology. As discussed below, the Company has decided to retain a business advisory firm to assist it in enhancing its operational effectiveness which may impact the schedule for testing and rolling out the new point-of-sale system.

        The Company, when appropriate, implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. To maintain performance levels and upgrade stores with the latest merchandising concepts, the Company initiated a major store remodeling program four years ago. The remodeled stores feature an improved merchandise mix, with greater emphasis on consumables and everyday low values that are highlighted through a new and more dominant sign program. A total of 100 ALCO stores have been remodeled since the inception of the remodeling program. Since March, 2002, the Company has also opened a net total of 19 new ALCO stores that incorporate these latest merchandising concepts, bringing the total number of ALCO stores with the updated format to 119 as of August 1, 2004. In June 2004, the Company converted its first ALCO store to an “ALCO Market Place” store. This new format devotes approximately one fourth of its floor space to a limited, but greatly expanded assortment of foods, including produce, dry goods and products displayed in freezers and coolers. The significant enlargement of the grocery department represents a natural progression in the Company’s successful expansion of its consumable product offering that has been rolled out through the remodeling program. The Company converted a second store to the ALCO Market Place concept in August 2004, and plans to convert one additional ALCO in the current fiscal year. Company management is currently evaluating the results of this new concept to determine rollout plans for the next fiscal year.

        The Company is also proactive in looking for and implementing ways to improve the bottom line through expense reductions in selling, general and administrative expenses (“SG&A”). As examples, in fiscal year 2004, the Company improved throughput in its distribution center by 19% and, in the last 5 years alone, has reduced the number of labor hours required to operate a typical store by 10%. Other examples of proactive measures the Company has taken to control expenses include efforts to reduce rapidly escalating workers compensation expenses and medical insurance costs, as discussed under the heading “Critical Accounting Policies.”

        The Company’s top priority is improving stockholder value and it has taken aggressive actions over the years to achieve that objective, including the engagement of top advisers to help identify opportunities to improve its performance. As noted above, the Company is in the process of engaging another business advisory firm to do a strategic and operational review of the Company. It will focus on improvements in both top-line and bottom-line performance. The Company’s management, the Board and other advisors will also examine other means of enhancing stockholder value.

        Key Items in Fiscal 2005. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the second quarter of fiscal 2005 were:

•	Net sales increased 0.8% to $109.6 million. Same store sales increased 0.1%.
•	Gross margin increased to 32.9% of sales, compared to 32.7% in the prior year second quarter.
•	Two new ALCO stores and two new Duckwall stores were opened and eight ALCO stores were remodeled.
•	In June and August 2004, two ALCO stores were converted into ALCO Market Place stores, which include an expanded selection of grocery products. One additional store is expected to be converted to this new prototype by the end of the fiscal year.

         Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year. While the same store sales for all Company stores was only 0.1%, the prototype ALCO stores (Class 18 ALCO stores), which represent 100 of the 186 ALCO stores as of the end of the second quarter, increased 0.4% during the second quarter of fiscal 2005. Sales in stores in non-competitive markets increased 0.9% during the second quarter of fiscal 2005.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent increased slightly to 32.9% of sales in the second quarter of fiscal 2005, compared to 32.7% in second quarter of fiscal 2004.

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS was reduced to $0.27 per diluted share for the second quarter of fiscal 2005, compared to $0.37 per diluted share for the second quarter of the prior fiscal year.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

        Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company’s management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “could,” “intends,” “plans,” “estimates”, “projects” or “anticipates,” variations thereof or similar expressions.

        Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. The Company’s future results of operations, financial condition and business operations may differ materially from the forward-looking statements or the historical information stated in this Quarterly Report on Form 10-Q. Stockholders and investors are cautioned not to put undue reliance on any forward-looking statement.

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

Critical Accounting Policies

        Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of August 1, 2004 and August 3, 2003, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $679 and $619, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

        Insurance: The Company considers general insurance cost a critical accounting policy. As described below, the Company is essentially self insured for its workers compensation, medical insurance and general liability insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

Workers Compensation. The Company is essentially self insured for workers compensation claims and has a $100 deductible. At the beginning of the initial plan year the Company’s underwriter and actuaries retained by the Company’s insurance brokers, provided the Company with a reasonable estimate for expense accruals. After the plan year ended on May 31, 2004, which was during the Company’s second fiscal quarter in fiscal 2005, these advisors informed the Company that previous reserves were inadequate due to escalating costs per claim. As a result in the second quarter in fiscal 2005, the Company had to increase its workers compensation reserves significantly and recorded additional expense of $463. While the costs per claim have been higher than originally anticipated, the number of workers compensation claims have dropped over 15% for this past plan year. We attribute this to the actions we have taken to reduce our losses. Such actions include safety training initiatives for our managers, management training seminars, monthly safety videos and Loss Prevention Regional Inspection/Training programs.

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $200. During the past two fiscal years, costs were below the estimates provided by the Company’s insurance broker in each of those years. However, medical insurance expenses began to spike upwards in the first half of the current fiscal year. The Company has responded to this situation by taking steps to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs.

General Liability. Starting June 1, 2003, the deductible for general liability insurance increased from $5 to $50, thus, the Company is essentially self insured for general liability insurance.

        Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and professional judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government.

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended August 1, 2004 Compared to Thirteen and Twenty-Six Weeks Ended August 3, 2003

        The Company continues to execute its basic strategy of opening stores in towns in which no national or regional full-line discount retailers are located. During the second quarter of fiscal 2005, the Company opened two new ALCO stores, which were in new, non-competitive markets, opened two new Duckwall stores, and converted one ALCO store into an ALCO Market Place store. One ALCO store and two Duckwall stores were closed in the current period, and the operations of such stores closed in the current and prior year have been reflected as discontinued operations. As of August 1, 2004, 88% of the Company’s 266 stores are in non-competitive markets.

       Net Sales

        Net sales for the second quarter of fiscal 2005 increased $882 or 0.8% to $109,601 compared to $108,719 for the second quarter of fiscal 2004. Same store sales increased $101 or 0.1%. Sales comparisons to the prior year quarter were unfavorably impacted by higher gasoline prices that affected discretionary consumer spending, the absence of Federal tax rebates distributed during the summer of last year, the shift in a Texas sales tax “holiday” from July last year to August this year, generally much cooler weather patterns that impacted sales of warm weather merchandise, and the timing of a back-to-school advertising circular for the Duckwall division.

        Net sales for the twenty-six week period ending August 1, 2004 increased $4,420 or 2.1% to $212,449 compared to $208,029 in the comparable twenty-six week period of the prior fiscal year. Same store sales decreased $175, or 0.1%. The same store sales increase in the second quarter of fiscal 2005 was more than offset by the decrease in the first quarter of fiscal 2005, resulting in the 0.1% decrease for the twenty-six week period ending August 1, 2004.

       Gross Margin

        Gross margin for the second quarter of fiscal 2005 increased $532 or 1.5% to $36,063 compared to $35,531 in the second quarter of fiscal 2004. Gross margin as a percentage of sales was 32.9% for the second quarter of fiscal 2005 compared to 32.7% for the second quarter of fiscal 2004. The improvement in the gross margin percentage was primarily due to lower shrinkage and merchandise acquisitions costs. The Company continues to take aggressive action to maintain and reduce the levels of shrinkage. In addition, the Company’s logistics department was able to reduce freight expenses, as a percentage of sales, despite significantly higher fuel prices and federal legislation that increased transportation costs. While the Company continues to aggressively manage its freight expense, it cannot predict whether it will be able to maintain these savings or whether freight providers will be able to pass their increased costs on to the Company. Where possible, the Company plans to pass any increased freight expenses it incurs on to its customers.

        Gross margin for the twenty-six week period ended August 1, 2004 was $70,184, which was $1,556 or 2.3% higher than last year’s twenty-six week gross margin of $68,628. The increase was due primarily to the new stores that have been opened over the course of the last twelve months. As a percent of net sales, gross margin was 33.0% for the twenty-six week period of both fiscal years.

       SG&A

        SG&A expense increased $892 or 2.9% to $32,120 in the second quarter of fiscal 2005 compared to $31,228 in the second quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2005 were 29.3%, compared to 28.7% in the second quarter of fiscal 2004. A significant factor in this increase was general insurance costs, which rose $625 (0.6% of sales), primarily due to an adjustment in the Company’s insurance reserves for workers compensation for the policy year ended May 31, 2004, as a result of revised actuarial estimates. The Company also experienced unusually high medical insurance costs and credit card processing fees rose due to higher credit card usage by the Company’s customers. These expenses were partially offset by lower depreciation and store remodeling costs, along with another solid performance from the Company’s distribution center. Additionally, the Company recorded a $275 reduction in expenses related to layaways, while there was no such adjustment in last year’s second quarter. The Company is proactively managing the increased insurance costs by taking steps to reduce the medical and worker’s compensations expenses. However, the full results of the Company’s actions may not be known for some time.

        SG&A expense increased $1,902 or 3.1% to $63,085 for the twenty-six week period ended August 1, 2004 compared to $61,183 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.7% for the twenty-six week period ending August 1, 2004 compared to 29.4% for the twenty-six week period of the prior fiscal year. The increase in the selling, general and administrative expense percentage was due primarily to issues discussed above regarding the second quarter 2005, which were partially offset by lower distribution center expenses due to higher productivity, and lower store opening costs.

       Depreciation and Amortization

        Depreciation and amortization expense decreased $199 or 10.6% to $1,673 in the second quarter of fiscal 2005 compared to $1,872 in the second quarter of fiscal 2004. Depreciation and amortization expense decreased $251 or 6.9% to $3,412 for the twenty-six week period ended August 1, 2004 compared to $3,663 in the comparable twenty-six week period of the prior fiscal year. The decrease is primarily due to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1996 and 1997.

       Operating Income

        Operating income from continuing operations decreased $161 or 6.6% to $2,270 in the second quarter of fiscal 2005 compared to $2,431 in the second quarter of fiscal 2004. Operating income from continuing operations as a percentage of net sales was 2.1% in the second quarter of fiscal 2005 compared to 2.2% in the second quarter of fiscal 2004. Selling, general, and administrative expenses had the largest impact on the reduced operating income. As discussed above, the Company is taking aggressive action to manage all of its expenses.

        Operating income from continuing operations decreased $95 or 2.5% to $3,687 for the twenty-six week period ended August 1, 2004 compared to $3,782 in the comparable twenty-six week period of the prior fiscal year. The reasons for this decrease are primarily the same as those described for the thirteen week period.

       Interest Expense

        Interest expense decreased $49 or 14.9% to $279 in the second quarter of fiscal 2005 compared to $328 in the second quarter of fiscal 2004. Interest expense decreased $157 or 21.9% to $561 for the twenty-six week period ended August 1, 2004 compared to $718 in the comparable twenty-six week period of the prior fiscal year. The reduction in interest expense was due primarily to lower borrowing levels for both the thirteen and twenty-six week periods of fiscal 2005. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

       Income Taxes

        Income taxes were $757 in the second quarter of fiscal 2005 compared to $762 in the second quarter of fiscal 2005. The effective tax rate was 38.0% in the thirteen and twenty-six week periods of fiscal 2005 compared to 36.3% in the thirteen and twenty-six week periods of fiscal 2004. The increase in the percentage is primarily due to the loss of a work opportunity tax credit that was available in fiscal 2004. This tax credit may be renewed by Congress, but as of the end of the quarter, it had not been renewed. If legislation is passed to reauthorize such tax credits, the Company’s effective tax rate would be lowered at that time.

       Earnings from Continuing Operations

        Earnings from continuing operations for the second quarter of fiscal 2005 were $1,234, a decrease of $107 or 8.0% from the earnings from continuing operations of $1,341 for the second quarter of fiscal 2004. Earnings from continuing operations for the twenty-six week period ended August 1, 2004 were $1,938, a decrease of $16 or 0.8% compared to $1,954 in the comparable twenty-six week period of the prior fiscal year.

       Loss from Discontinued Operations

        Loss from discontinued operations, net of income tax, was $47 in the second quarter of fiscal 2005, compared to income of $258 in the second quarter of fiscal 2004. The operations of closed stores have been reflected as discontinued operations in all periods presented. The decrease in earnings from discontinued operations was a result of the gain on the sale of a store building that increased earnings by $259 or $0.06 per diluted share in the second quarter of fiscal 2004. Loss from discontinued operations, net of income tax, was $64 for the twenty-six week period ended August 1, 2004, compared to income of $203 in the comparable twenty-six week period of the prior fiscal year. The reasons for this decrease are primarily the same as those described for the thirteen-week period.

       Net Earnings

        Net earnings for the second quarter of fiscal 2005 were $1,187, a decrease of $412 or 25.8% from the net earnings of $1,599 in the second quarter of fiscal 2004. Diluted net earnings per share for the second quarter of fiscal 2005 were $0.27, a decrease of $0.10, or 27.0% from the diluted net earnings per share of $0.37 in the second quarter of fiscal 2004. The primary reason for the decrease in net earnings was the increase in SG&A expense and the Loss from Discontinued Operations as discussed previously. This decrease is also partially attributable to an increase in the number of diluted shares as of the end of second quarter of fiscal 2005, which was 4,464,746 shares compared to 4,288,511 shares as of the end of the second quarter of fiscal 2004.

        Net earnings for the twenty-six week period ended August 1, 2004 were $1,874, a decrease of $283 or 13.1% compared to $2,157 in the comparable twenty-six week period of the prior fiscal year. Diluted net earnings per share for the twenty-six week period ended August 1, 2004 were $0.42, a decrease of $0.08 or 16.0% compared to $0.50 per share in the comparable twenty-six week period or the prior fiscal year. The reasons for this decrease are primarily the same as those described for the thirteen-week period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

        At August 1, 2004, working capital (defined as current assets less current liabilities) was $95,766 compared to $89,461 at the end of fiscal 2004.

        The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2006. As of August 1, 2004, the Company has borrowed $9,004 under this facility. The lender had also issued letters of credit aggregating $3,848 at such date on behalf of the Company.

        Cash provided by operating activities in the twenty six week period ending August 1, 2004 and 2003 was $203 and $6,437, respectively. The decrease in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2005 compared to the twenty-six week period of fiscal 2004 was primarily due to a decrease in accounts payable and a decrease in income taxes payable in fiscal 2005 compared to fiscal 2004.

        The Company generated (used) cash in financing activities in the twenty-six week period of fiscal 2005 and 2004 of $4,042 and ($4,051), respectively. Cash was generated by borrowing on the revolving loan in the twenty six week period of fiscal 2005, while in the twenty-six week period of fiscal 2004, cash was used to pay down the revolving loan. No Common Stock was repurchased during the twenty-six week period of fiscal 2005, and cash of $658 was used to purchase and retire 69,300 shares of Common Stock during the twenty-six week period of fiscal 2004. The Board of Directors of the Company has authorized the Company to repurchase up to 1,411,000 shares, of which 1,079,600 shares had been purchased as of August 1, 2004. The Company continues to evaluate the timing and pricing of future share repurchases.

        Total anticipated cash payments for acquisition of property and equipment in fiscal 2005 principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $8,000. Cash used in investing activities (including acquisitions and remodeling) in the twenty six week period of fiscal 2005 and 2004 totaled $3,280 and $1,933, respectively, which were used primarily for those same purposes.

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

Segment Information	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net Sales:
ALCO Discount Stores	$ 101,290	$ 100,596	$ 196,393	$ 192,479
All Other
External	8,311	8,123	16,056	15,550
Intercompany	50,668	51,169	113,547	112,203

	$ 160,269	$ 159,888	$ 325,996	$ 320,232

Depreciation and Amortization
ALCO Discount Stores	$ 1,033	$ 1,151	$ 2,081	$ 2,220
All Other	640	721	1,331	1,443

	$ 1,673	$ 1,872	$ 3,412	$ 3,663

Income (expense) from Operations:
ALCO Discount Stores	$ 8,911	$ 9,276	$ 16,833	$ 16,939
All Other	(6,573)	(6,800)	(13,011)	(13,067)

	$ 2,338	$ 2,476	$ 3,822	$ 3,872

Capital Expenditures:
ALCO Discount Stores	$ 1,580	$ 1,009	$ 2,081	$ 2,294
All Other	638	162	1,199	402

	$ 2,218	$ 1,171	$ 3,280	$ 2,696

Identifiable Assets:
ALCO Discount Stores	$ 131,578	$ 131,944	$ 131,578	$ 131,944
All Other	39,317	39,234	39,317	39,234

	$ 170,895	$ 171,178	$ 170,895	$ 171,178

Income from operations as reflected in the above segment information has been determined differently than income from operations in the accompanying consolidated statements of operations as follows:

Intercompany Sales
Intercompany sales represent transfers of merchandise from the warehouse to ALCO discount stores and Duckwall variety stores.

Intercompany Expense Allocations
SG&A expenses incurred at the general office have not been allocated to the ALCO Discount Stores for purposes of determining income from operations for the segment information.

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

Leases
All leases are accounted for as operating leases for purposes of determining income from operations and for purposes of determining the segment information for the ALCO Discount Stores. Capital leases are accounted for as such in the consolidated statements of operations.

Identifiable assets as reflected in the above segment information include cash and cash equivalents, receivables, inventory, property and equipment, and property under capital leases.

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended

	August 1, 2004	August 3, 2003	August 1, 2004	August 3, 2003

Net sales per above segment information	$ 160,269	$ 159,888	$ 325,996	$ 320,232
Intercompany elimination	(50,668)	(51,169)	(113,547)	(112,203)

Net sales per consolidated statements
of operations	$ 109,601	$ 108,719	$ 212,449	$ 208,029

Income from operations per above segment
information	$ 2,338	$ 2,476	$ 3,822	$ 3,872
Leases	68	45	135	90

Income from operations per consolidated
statements of operations	$ 2,270	$ 2,431	$ 3,687	$ 3,782

ITEM 3.    MARKET RISK DISCLOSURE

INSTRUMENTS ENTERED INTO OTHER THAN FOR TRADING — INTEREST RATE RISK

        The Company is exposed to various types of market risk in the normal course of its business, including the impact of interest rate changes. The Company may enter into interest rate swaps to manage its exposure to interest rate changes, and we may employ other risk management strategies, including the use of foreign currency forward contracts. The Company does not currently hold any derivative instruments and would enter into such instruments solely for cash flow hedging purposes and not for trading purposes.

        As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on amounts outstanding under this facility as of August 1, 2004, the Company does not consider its exposure to interest rate risk to be material.

ITEM 4.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Company management, including the Company’s President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company’s President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 1, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is a party to routine litigation from time to time in the ordinary course of business.

Item 2.	Changes in Securities
Not applicable

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) See the Exhibits listed on the Exhibit Index.
(b) Current Report on Form 8-K (Items 2.02 and 9.01) dated August 23, 2004
(c) Current Report on Form 8-K (Items 2.02, 7.01 and 9.01) dated August 23, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant) Segment Information

Date, September 9, 2004	/s/ Richard A. Mansfield Richard A. Mansfield Vice President - Finance Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994.
3.2	Bylaws of Duckwall-ALCO Stores, Inc.
4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate.
4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3.1 above.
10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).
10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).
10.18	2003 Duckwall-ALCO Stores, Inc. Incentive Stock Option Plan.
10.19	Form of Duckwall-ALCO Stores, Inc. Incentive Stock Option Agreement.
10.20	Duckwall-ALCO Stores, Inc. Profit Sharing Plan Amended and Restated as of December 31, 2002.
21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).
31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 1, 2004 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.
32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 1, 2004 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

