Form 10-Q
period 2004-10-31
DUCKWALL ALCO STORES INC
filed 2004-12-09
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        4,447,658 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of October 31, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	October 31, 2004	February 1, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,131	$1,084
Receivables	2,029	1,521
Refundable income tax	681	0
Inventories	149,268	131,661
Prepaid expenses	2,784	2,188

Total current assets	157,893	136,454

Property and equipment	90,803	86,349
Less accumulated depreciation	63,828	59,586

Net property and equipment	26,975	26,763

Property under capital leases	18,228	20,120
Less accumulated amortization	15,549	17,041

Net property under capital leases	2,679	3,079

Other non-current assets	108	164
Deferred income taxes	1,034	1,033

Total assets	$188,689	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	October 31, 2004	February 1, 2004
	(Unaudited)
Current liabilities:
Current maturities of:
Long term debt	$136	$533
Capital lease obligations	802	802
Accounts payable	33,921	27,799
Income taxes payable	0	1,944
Accrued salaries and commissions	5,101	5,475
Accrued taxes other than income	5,316	4,496
Other current liabilities	6,084	4,276
Deferred income taxes	1,626	1,668

Total current liabilities	52,986	46,993
Notes payable under revolving loan	18,087	4,958
Capital lease obligations - less current maturities	3,981	4,583
Other noncurrent liabilities	1,271	1,347
Deferred revenue	105	419

Total liabilities	76,430	58,300

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,447,658 shares and 4,299,816 shares respectively	1	1
Additional paid-in capital	50,566	49,329
Retained earnings	61,692	59,863

Total stockholders’ equity	112,259	109,193

Total liabilities and stockholders’ equity	$188,689	$167,493

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net Sales	$99,907	$98,608	$310,199	$304,239
Cost of sales	65,655	64,889	206,488	202,617

Gross margin	34,252	33,719	103,711	101,622

Selling, general and administrative	31,906	30,763	94,259	91,223
Depreciation and amortization	1,693	1,768	5,051	5,372

Total operating expenses	33,599	32,531	99,310	96,595

Operating income from continuing operations	653	1,188	4,401	5,027
Interest expense	368	357	929	1,075

Earnings from continuing operations before income taxes	285	831	3,472	3,952
Income tax expense	75	301	1,285	1,432

Earnings from continuing operations	210	530	2,187	2,520
(Loss) earnings from discontinued operations, net of income tax	(256)	(7)	(358)	160

Net earnings (loss)	($46)	$523	$1,829	$2,680

Earnings (loss) per share
Basic
Continuing operations	$0.05	$0.12	$0.50	$0.59
Discontinued operations	($0.06)	$0.00	($0.08)	$0.04

Net earnings (loss)	($0.01)	$0.12	$0.42	$0.63

Diluted
Continuing operations	$0.05	$0.12	$0.49	$0.58
Discontinued operations	($0.06)	$0.00	($0.08)	$0.04

Net earnings (loss)	($0.01)	$0.12	$0.41	$0.62

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)

	For the Thirty-Nine Week Periods Ended
Cash Flows From Operating Activities:	October 31, 2004	November 2, 2003
Net earnings	$1,829	$2,680
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities
Amortization of debt financing costs	56	56
Depreciation and amortization	5,140	5,499
Increase in inventories	(17,608)	(17,987)
Increase in accounts payable	6,122	8,517
(Increase) decrease in receivables	(508)	260
(Increase) decrease in prepaid expenses	(596)	142
Increase in accrued taxes other than income	819	1,154
(Decrease) increase in accrued salaries and commissions	(374)	10
Decrease in income taxes payable	(2,333)	(1,161)
Increase in deferred income taxes	(42)	(63)
Decrease in deferred revenue	(314)	(328)
Increase in other liabilities	1,732	1,272

Net cash (used in) provided by operating activities	(6,077)	51

Cash Flows From Investing Activities:
Proceeds from sale of property	767	763
Capital expenditures	(5,719)	(3,727)

Net cash used in investing activities	(4,952)	(2,964)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,024	594
Repurchase of common stock	(80)	(658)
Increase in revolving loan	13,129	5,468
Principal payments on long term notes	(396)	(372)
Principal payments on capital leases	(601)	(534)

Net cash provided by financing activities	13,076	4,498

Net increase in cash and cash equivalents	2,047	1,585
Cash and cash equivalents at beginning of period	1,084	1,356

Cash and cash equivalents at end of period	$3,131	$2,941

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$292	$113

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

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net earnings (loss) as reported	($46)	$523	$1,829	$2,680
Pro forma stock-based employee
compensation cost, net of tax	($10)	(21)	(29)	(63)

Pro forma net earnings (loss)	($56)	$502	$1,800	$2,617

Earnings (loss) per share as reported:
Basic	($0.01)	$0.12	$0.42	$0.63
Diluted	($0.01)	$0.12	$0.41	$0.62
Earnings (loss) per share, pro forma:
Basic	($0.01)	$0.12	$0.41	$0.62
Diluted	($0.01)	$0.12	$0.40	$0.61

(4)	Earnings Per Share

        Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

        The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

October 31, 2004	4,415,926	4,473,897
November 2, 2003	4,234,287	4,362,584

Thirty-Nine Weeks Ended

October 31, 2004	4,367,754	4,454,273
November 2, 2003	4,230,181	4,322,857

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. The Company currently operates 186 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 92% of the Company’s sales for the third quarter of fiscal 2005.
•	the Duckwall Stores segment. The Company operates 79 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 8% of the Company’s sales for the third quarter of fiscal 2005.

        The thirteen weeks ended October 31, 2004 and November 2, 2003 are referred to herein as the third quarter of fiscal 2005 and 2004, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

        As used below the term “competitive market” refers to any town in which both an ALCO or Duckwall store and one or more national or regional full-line discount stores are located. The term “non-competitive market” refers to any town served by the Company where no national or regional full-line discount store is also located. The Company nevertheless faces competition in such markets from a variety of sources, including dollar stores, and national and regional full-line discount stores located within a reasonable driving distance.

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

        The Company is in the process of evaluating the costs and benefits of upgrading its current point-of-sale systems over the next several years and has a project team, guided by an outside advisor, currently evaluating new software and hardware. The project team’s goal is to complete this evaluation, select a new upgraded point-of-sale system and obtain the Board of Director’s approval of the necessary capital expenditures to allow sufficient time to pilot the new system in one store during the first half of fiscal 2006. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

        The Company, when appropriate, implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. To maintain performance levels and upgrade stores with the latest merchandising concepts, the Company initiated a major store remodeling program four years ago. The remodeled stores feature an improved merchandise mix, with greater emphasis on consumables and everyday low values that are highlighted through a new and more dominant sign program. A total of 103 ALCO stores have been remodeled since the inception of the remodeling program. Since March, 2002, the Company has also opened a net total of 19 new ALCO stores that incorporate these latest merchandising concepts, bringing the total number of ALCO stores with the updated format to 122 as of October 31, 2004. In June 2004, the Company converted its first ALCO store to an “ALCO Market Place” store. This new format devotes approximately one fourth of its floor space to a limited, but greatly expanded assortment of foods, including produce, dry goods and products displayed in freezers and coolers. The significant enlargement of the grocery department represents a natural progression in the Company’s successful expansion of its consumable product offering that has been rolled out through the remodeling program. The Company converted a second store to the ALCO Market Place concept in August 2004, and a third store was converted in November 2004. Company management is currently evaluating the results of this new concept to determine its potential for further expansion.

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

        The Company’s top priority is improving stockholder value and it has taken aggressive actions over the years to achieve that objective, including the engagement of top advisers to help identify opportunities to improve its performance. The Company recently engaged a business advisory firm to do a strategic and operational review of the Company. Their assignment has been completed, and a report has been submitted to the Company’s Board of Directors. Based upon the report’s conclusions and recommendations, Company management plans to develop short and long-term initiatives to improve its performance. The Company’s management, the Board and other advisors will also examine other means of enhancing stockholder value.

        Recent Events. On November 18, 2004, the Company’s Board of Directors regretfully accepted the voluntary resignation of Glen L. Shank as the Company’s Chairman of the Board and President. Mr. Shank’s retirement as Chairman of the Board was effective immediately. His retirement as President of the Company will be effective on the earlier of April 30, 2005 or when a successor has been hired and the transition to that successor is complete. Mr. Shank will remain a director until his retirement. Mr. Shank has served as President and CEO since

1988 and Chairman of the Board, and CEO since 1991 and has played a key role in the Company’s success over the years.

        Upon acceptance of Mr. Shank’s notice, the Board of Directors appointed Mr. Warren Gfeller as Chairman of the Board, and expanded the number of Board members from five to seven. Mr. Gfeller joined the Board of Directors in December, 2003 and currently serves as a director for several other public and private companies in addition to previously serving as CEO, CFO and a director of Ferrellgas, Inc., the largest distributor of propane gas in the United States.

        Key Items in Fiscal 2005. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the third quarter of fiscal 2005 were:

•	Net sales increased 1.3% to $99.9 million. Same store sales were unchanged compared to the prior year.
•	Gross margin increased to 34.3% of sales, compared to 34.2% in the prior year third quarter.
•	Two ALCO stores were remodeled.
•	In August 2004, a second ALCO store was converted into an ALCO Market Place store, which includes an expanded selection of grocery products. One additional store was converted to this new prototype in November, 2004.

        Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year. While the same store sales for all Company stores was unchanged compared to the third quarter last year, the ALCO stores in non-competitive markets, which represent 142 of the 186 ALCO stores as of the end of the third quarter, increased 0.4% during the third quarter of fiscal 2005. Sales in the Duckwall stores increased 2.3% during the third quarter of fiscal 2005.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent increased slightly to 34.3% of sales in the third quarter of fiscal 2005, compared to 34.2% in third quarter of fiscal 2004.

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations was reduced to $0.05 per diluted share for the third quarter of fiscal 2005, compared to $0.12 per diluted share for the third quarter of the prior fiscal year.

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

CRITICAL ACCOUNTING POLICIES

        Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of October 31, 2004 and November 2, 2003, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $610 and $613, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Workers Compensation. Starting June 1, 2003, the Company is essentially self insured for workers compensation claims and has a $100 deductible. At the beginning of the initial plan year the Company’s underwriter and actuaries retained by the Company’s insurance brokers, provided the Company with a reasonable estimate for expense accruals. After the plan year ended on May 31, 2004, which was during the Company’s second fiscal quarter in fiscal 2005, these advisors informed the Company that previous reserves were inadequate due to escalating costs per claim. As a result, in the second quarter in fiscal 2005, the Company had to increase its workers compensation reserves significantly and recorded additional expense of $463. While the costs per claim have been higher than originally anticipated, the number of workers compensation claims have dropped over 15% for this past plan year. We attribute this to the actions we have taken to reduce our losses. Such actions include safety training initiatives for our managers, management training seminars, monthly safety videos and Loss Prevention Regional Inspection/Training programs.

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $200. During the past two fiscal years, costs were below the estimates provided by the Company’s insurance broker in each of those years. However, medical insurance expenses began to spike upwards in the first half of the current fiscal year. The Company has responded to this situation by taking steps to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs. The expenses for the third quarter of fiscal 2005 were still higher than the Company anticipated. If the Company continues to experience higher costs, they may consider additional steps to control future medical insurance costs.

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

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 31, 2004 Compared to Thirteen and Thirty-nine Weeks Ended November 2, 2003.

        The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the third quarter of fiscal 2005 the Company did not open any stores, and converted one ALCO store into an ALCO Market Place store. Three ALCO stores were closed in the current period, and the operations of stores closed in the current and prior year have been reflected as discontinued operations in all periods presented. For the thirty-nine week period ending October 31, 2004, the Company opened five stores, closed six stores, and converted two ALCO stores into ALCO Market Place stores. As of October 31, 2004 over 88% of the Company’s 263 stores are in non-competitive markets.

       Net Sales

        Net sales for the third quarter of fiscal 2005 increased $1,299 or 1.3% to $99,907 compared to $98,608 for the third quarter of fiscal 2004. Same store sales were unchanged when compared with the prior year. The Company believes that sales were unfavorably impacted by higher gasoline prices that affected discretionary consumer spending, along with the absence of federal tax rebates that were distributed to American families during July and August of 2003.

        Net sales for the thirty-nine week period ending October 31, 2004 increased $5,960 or 2.0% to $310,199 compared to $304,239 in the comparable thirty-nine week period of the prior fiscal year. Same store sales were unchanged when compared with the prior year.

       Gross Margin

        Gross margin for the third quarter of fiscal 2005 increased $533 or 1.6% to $34,252 compared to $33,719 in the third quarter of fiscal 2004. Gross margin as a percentage of sales was 34.3% for the third quarter of fiscal 2005 compared to 34.2% for the third quarter of fiscal 2004. The increase in the gross margin percentage was due primarily to lower shrinkage costs and successful efforts by the Company’s logistics department to control freight expenses, despite significantly higher fuel prices. These improvements were partially offset by a shift in sales mix that increased the percentage of sales derived from lower margin consumable products.

        Gross margin for the thirty-nine week period ended October 31, 2004 was $103,711, which was $2,089 or 2.1% higher than last year’s thirty-nine week gross margin of $101,622. As a percent of net sales, gross margin was 33.4% both thirty-nine week periods.

       SG&A

        Selling, general and administrative expense increased $1,143 or 3.7% to $31,906 in the third quarter of fiscal 2005 compared to $30,763 in the third quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2005 were 31.9%, compared to 31.2% in the third quarter of fiscal 2004. The increase in the selling, general and administrative expense percentage was largely attributable to costs associated with the Company’s engagement of AlixPartners as business advisors. The company also experienced increases in medical insurance and store opening expenses, which were partially offset by lower general insurance, store remodeling, and distribution center costs.

        Selling, general and administrative expense increased $3,036 or 3.3% to $94,259 for the thirty-nine week period ended October 31, 2004 compared to $91,223 for the comparable thirty-nine week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 30.4% for the thirty-nine week period ending October 31, 2004 compared to 30.0% for the thirty-nine week period of the prior fiscal year. The increase in the selling, general and administrative expense percentage was due primarily to higher medical and general insurance costs, along with the consulting expenses described above.

       Depreciation and Amortization

        Depreciation and amortization expense decreased $75 or 4.2% to $1,693 in the third quarter of fiscal 2005 compared to $1,768 in the third quarter of fiscal 2004. Depreciation and amortization expense decreased $321 or 6.0% to $5,051 for the thirty-nine week period ended October 31, 2004 compared to $5,372 in the comparable thirty-nine week period of the prior fiscal year. The decrease is primarily due to stores fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1996 and 1997.

       Operating Income

        Operating income from continuing operations decreased $535 or 45.0% to $653 in the third quarter of fiscal 2005 compared to $1,188 in the third quarter of fiscal 2004. The decrease resulted from costs associated with the engagement of the consulting firm of AlixPartners, which reduced operating income by $520, and by higher medical insurance expenses, which reduced operating income by $248. Operating income from continuing operations as a percentage of net sales was 0.7% in the thirteen week period ending October 31, 2004 compared to 1.2% for the thirteen week period of the prior fiscal year.

        Operating income from continuing operations decreased $626 or 12.5% to $4,401 for the thirty-nine week period ended October 31, 2004 compared to $5,027 in the comparable thirty-nine week period of the prior fiscal year. The decrease was attributable to items described above in the third quarter, and higher general insurance expenses. These were partially offset by lower store opening, remodeling, and distribution center costs. Operating income from continuing operations as a percentage of net sales was 1.4% in the thirty-nine week period ending October 31, 2004 compared to 1.7% for the thirty-nine week period of the prior fiscal year.

       Interest Expense

        Interest expense increased $11 or 3.1% to $368 in the third quarter of fiscal 2005 compared to $357 in the third quarter of fiscal 2004. The increase was due to a $49 accrual related to an Internal Revenue Service audit. Interest expense decreased $146 or 13.6% to $929 for the thirty-nine week period ended October 31, 2004 compared to $1,075 in the comparable thirty-nine week period of the prior fiscal year. The reduction in interest expense was due primarily to lower levels of borrowing for the thirty-nine week periods of fiscal 2004.

       Income Taxes

        The Company’s effective tax rate for the third quarter of fiscal 2005 was 26.3%, compared to 36.2% in the third quarter of fiscal 2004. During the third quarter of this year, legislation was passed to reinstate the work opportunity tax credit, and the Company adjusted its tax provision to reflect this change.

        For the thirty-nine week period ending October 31, 2004, the Company’s effective tax rate was 37.0%, compared to 36.2% for the thirty-nine week period of the prior fiscal year. The Company expects its effective tax rate to be 37% for the full fiscal year.

       Earnings from Continuing Operations

        Earnings from continuing operations for the third quarter of fiscal 2005 were $210, a decrease of $320 or 60.4% from the earnings from continuing operations of $530 for the third quarter of fiscal 2004. The decrease resulted from costs associated with the engagement of the consulting firm of AlixPartners, which reduced earnings by $328, and by higher medical insurance expenses, which reduced earnings by $157.

        Earnings from continuing operations for the thirty-nine week period ended October 31, 2004 were $2,187, a decrease of $333 or 13.2% compared to $2,520 in the comparable thirty-nine week period of the prior fiscal year. The decrease was attributable to items described above in the third quarter, and higher general insurance expenses which reduced earnings by $469. These were partially offset by lower store opening, remodeling, and distribution center costs.

       Loss from Discontinued Operations

        Loss from discontinued operations, net of income tax, was $256 in the third quarter of fiscal 2005, compared to a loss of $7 in the third quarter of fiscal 2004. The increase in Loss from discontinued operations was the result of closing three ALCO stores in the third quarter of fiscal 2005, compared to no store closings in the prior fiscal year. The operations of closed stores have been reflected as discontinued operations in all periods presented.

        Loss from discontinued operations, net of income tax, was $358 for the thirty-nine week period ended October 31, 2004, compared to earnings of $160 in the comparable thirty-nine week period of the prior fiscal year. The decrease in earnings from discontinued operations was impacted by store closing costs in the current fiscal year, and by the gain on the sale of a store building in the prior year that increased earnings by $259, or $0.06 per diluted share.

       Net Earnings

        Net loss for the third quarter of fiscal 2005 was $46, a decrease of $569 or 108.8% from the net earnings of $523 in the third quarter of fiscal 2004. Diluted net loss per share for the third quarter of fiscal 2005 was $0.01, a decrease of $0.13, or 108.3% from the diluted net earnings per share of $0.12 in the third quarter of fiscal 2004.

        Net earnings for the thirty-nine week period ended October 31, 2004 were $1,829, an decrease of $851 or 31.8% compared to $2,680 in the comparable thirty-nine week period of the prior fiscal year. Diluted net earnings per share for the thirty-nine week period ended October 31, 2004 were $0.41, a decrease of $0.21 or 33.9% compared to $0.62 per share in the comparable thirty-nine week period or the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

        At October 31, 2004 working capital (defined as current assets less current liabilities) was $104,907 compared to $89,461 at the end of fiscal 2004.

        The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2006. As of October 31, 2004, the Company has borrowed $18,087 under this facility. The lender had also issued letters of credit aggregating $3,234 at such date on behalf of the Company.

        Cash (used in) provided by operating activities in the thirty-nine week period of fiscal 2005 and 2004 was ($6,077) and $51 respectively. The decrease in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2005 compared to the thirty-nine week period of fiscal 2004 was primarily due to a increase in receivables, prepaid expenses, and other liabilities, a smaller increase in accounts payable, and a larger decrease in income taxes payable.

        Total anticipated cash payments for acquisition of property and equipment in fiscal 2005, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $8,000. Cash used in investing activities (including acquisitions and remodeling) in the thirty-nine week period of fiscal 2005 and 2004 totaled $4,952 and $2,964, respectively, which were used primarily for those same purposes.

        The Company generated cash from financing activities in the thirty-nine week period of fiscal 2005 and 2004 of $13,076 and $4,498 respectively. Borrowings on the revolving loan generated $13,129 during the thirty-nine week ended October 31, 2004, compared to $5,468 during the thirty-nine week period of the prior fiscal year. Five thousand shares of Common Stock was repurchased and retired during the thirty-nine week period of fiscal 2005 for $80, and cash of $658 was used to purchase and retire 69,300 shares of Common Stock during the thirty-nine week period of fiscal 2004. The Board of Directors of the Company has authorized the Company to repurchase up to 1,411,000 shares, of which 1,084,600 shares had been purchased as of October 31, 2004. The Company continues to evaluate the timing and pricing of future share repurchases.

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

Segment Information	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net Sales:
ALCO Discount Stores	$92,051	$91,088	$286,285	$281,166
All Other
External	7,856	7,520	23,914	23,073
Intercompany	65,981	67,999	179,528	180,202

	$165,888	$166,607	$489,727	$484,441

Depreciation and Amortization
ALCO Discount Stores	$1,022	$1,050	$3,047	$3,212
All Other	671	718	2,004	2,160

	$1,693	$1,768	$5,051	$5,372

Income (expense) from Operations:
ALCO Discount Stores	$6,650	$6,747	$23,483	$23,686
All Other	(5,869)	(5,457)	(18,880)	(18,524)

	$720	$1,233	$4,603	$5,162

Capital Expenditures:
ALCO Discount Stores	$1,892	$756	$3,973	$3,050
All Other	547	275	1,746	677

	$2,439	$1,031	$5,719	$3,727

Identifiable Assets:
ALCO Discount Stores	$145,083	$145,621	$145,083	$145,621
All Other	43,606	40,858	43,606	40,858

	$188,689	$186,479	$188,689	$186,479

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 31, 2004	November 2, 2003	October 31, 2004	November 2, 2003
Net sales per above segment information	$165,888	$166,607	$489,727	$484,441
Intercompany elimination	65,981	67,999	179,528	180,202

Net sales per consolidated statements
of operations	$99,907	$98,608	$310,199	$304,239
Income from operations per above segment
information	$720	$1,233	$4,603	$5,162
Leases	67	45	202	135

Income from operations per consolidated
statements of operations	$653	$1,188	$4,401	$5,027

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INSTRUMENTS ENTERED INTO OTHER THAN FOR TRADING - INTEREST RATE RISK

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

        As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on amounts outstanding under this facility as of October 31, 2004, the Company does not consider its exposure to interest rate risk to be material.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The Company is a party to routine litigation from time to time in the ordinary course of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, December 9, 2004	/s/ Richard A. Mansfield Richard A. Mansfield Vice President - Finance, Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate. (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3.1 above.

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.18	2003 Duckwall-ALCO Stores, Inc. Incentive Stock Option Plan. (filed as Exhibit 10.18 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

10.19	Form of Duckwall-ALCO Stores, Inc. Incentive Stock Option Agreement. (filed as Exhibit 10.19 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

10.20	Duckwall-ALCO Stores, Inc. Profit Sharing Plan Amended and Restated as of December 31, 2002. (filed as Exhibit 10.20 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2004, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 9, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

