Form 10-K
period 2005-01-30
DUCKWALL ALCO STORES INC
filed 2005-04-29
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2005

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission File Number	0-20269

DUCKWALL-ALCO STORES, INC.

(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-0201080 (I.R.S. Employer Identification No.)

401 Cottage Street Abilene, Kansas (Address of principal executive offices)	67410-2832 (Zip Code)

Registrant’s telephone number including area code:	(785) 263-3350

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

        The aggregate market value of the 3,631,927 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $60,181,030 on August 2, 2004, based on a closing sale price of $16.57. As of April 8, 2005, there were 4,476,232 shares of Common Stock outstanding.

        Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1. BUSINESS

History

        Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store. In 1991, the Company adopted its current business strategy that focuses on under-served markets that have no direct competition from another full-line discount retailer. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of January 30, 2005, the Company operates 266 retail stores located in the central United States, consisting of 186 ALCO retail discount stores and 80 Duckwall variety stores.

        The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

        The Company is a regional retailer operating 266 stores in 21 states in the central United States. The Company’s strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company’s ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company’s smaller Duckwall variety stores offer a more limited selection of similar merchandise.

        Of the Company’s 186 ALCO discount stores, 151 stores are located in communities that do not have another full-line discounter. The Company intends to continue its strategy of opening ALCO stores in markets that do not have other full-line discount retailers and where the opening of an ALCO store is likely to be preemptive to the entry by other full-line discount competitors in the market. The ALCO discount stores account for 92% of the Company’s net sales. The current ALCO store averages 20,600 square feet of selling space. However, the Company’s store expansion program is primarily directed toward opening stores with a design prototype of approximately 18,000 square feet of selling space (“Class 18 Stores”). Based on the Company’s experience, the design of the Class 18 Stores produces a greater return on investment for newly opened stores.

        The Company’s 80 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 8% of the Company’s net sales, average approximately 5,500 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offer the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

        All of the Company’s discount and variety stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

        The Company’s focus over the last three fiscal years has been to implement new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. One of the initiatives was a remodel program. During Fiscal 2005, the Company remodeled 16 stores. During Fiscal 2004 and fiscal 2003, the Company remodeled 23 stores and 32 stores, respectively. These stores feature an improved merchandise mix, with greater emphasis on everyday low values that are highlighted through a new and more dominant sign program. The Company has also opened a net total of 22 new ALCO stores during the last four fiscal years that incorporate the enhanced merchandising concepts of the remodeled stores, bringing the total number of stores with this new format to 125 at the end of Fiscal 2005. The Company plans to open approximately eight to ten ALCO stores in fiscal 2006.

        To reduce the number of unproductive stores, the Company is in the process of closing 20 stores. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Subsequent Events.” The Company continues to close non-performing stores in competitive markets, which slows the growth of overall store count.

The Company intends to focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer. This key component of the Company’s strategy has guided the Company in both its opening of new stores and in its closing of existing stores. Since 1991, the Company has opened 141 ALCO discount stores and 90 Duckwall variety stores. Except for eleven stores, these stores were opened in a primary market in which there was no direct competition from a national or regional full-line discount retailer.

Market Selection: The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center. Markets that are determined to be sizable enough to support an ALCO or a Duckwall store, and that have no direct competition from another full-line discount retailer, are examined closely and eventually selected or passed over by the Company’s experienced management team.

Store Expansion: The Company’s expansion program is designed primarily around the prototype Class 18 Store. This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations. The 18,000 square feet of selling space is large enough to permit a full line of the Company’s merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed. The expansion strategy for its Duckwall variety stores is based on opportunities in smaller communities where there is a need and where existing premises are available for lease at a relatively low cost, resulting in limited downside exposure. Three Duckwall stores were opened in Fiscal 2005.

Technology: The Company is continually improving its management information technologies to support the operation of the Company. During the last three fiscal years, the Company has devoted resources to development of systems that have improved information available to management and improved specific operational efficiencies. During fiscal 2005, the Company began the process of evaluating its options to replace and upgrade its store POS hardware, which varies in age from 7 to over 10 years old, and related software. The objective of the upgrade will be to take advantage of newer technology available today and re-engineer the stores to eliminate inefficiencies caused by the older technology. This will be a significant undertaking and the total cost of the changeover will be material. In the second half of Fiscal 2006, the Company plans to install a pilot store with the new POS systems and begin the rollout to as many stores as possible. The Company also plans to begin the process of replacing its outdated payroll, merchandising, and accounts payable systems.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 16 to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During Fiscal 2005, these circulars were distributed 34 times in ALCO markets. In its Duckwall markets, the Company distributes a full-color, 4 page insert. Distributed through insertion in the local papers, this program has been deemed a success. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2006, the Company will distribute approximately 34 circulars in ALCO markets, and 12 in the Duckwall markets.

Store Environment: The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

        The Company expects to open approximately eight to ten ALCO stores during fiscal year 2006. The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company’s targeted base of under-served markets in the central United States. The following table summarizes the Company’s growth during the past three fiscal years:

	2003		2004		2005
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	5	0	8	0	6	3
Stores Closed	2	3	2	6	4	3

Net New Stores	3	(3)	6	(6)	2	0

        As of January 30, 2005, the Company owned 12 ALCO and one Duckwall location, and leased 174 ALCO and 79 Duckwall store locations. The Company’s present intention is to lease all new stores. The Company may own some of the ALCO locations, but will generally lease these store locations. The estimated investment to open a new Class 18 ALCO Store that is leased is approximately $625,000 for the equipment and inventory.

        As discussed above, before entering a new market with an ALCO or Duckwall store, the Company analyzes and screens available competitive, market, and demographic data to evaluate the suitability and attractiveness of the potential market. The screening process also involves a visit by officers of the Company to more subjectively evaluate the potential new site. The Company is in the site selection and/or procurement process in approximately 29 of those markets, each of which has been approved by the Company for a new store location.

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

Purchasing

        Procurement and merchandising of products is directed by a staff of three Vice President - Divisional Merchandise Managers who are each responsible for specific product categories. The Company employs 19 merchandise buyers and five assistant buyers who each report to a Vice President - Divisional Merchandise Manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

        The Company purchases its merchandise from approximately 2,000 suppliers. The Company generally does not utilize long-term supply contracts. Only one supplier accounted for more than 5% of the Company’s total purchases in Fiscal 2005 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

        Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2006, promotions on various items will be offered approximately 34 times through advertising circulars. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

        The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 186 ALCO discount stores and 80 Duckwall variety stores. This distribution center is responsible for distributing approximately 80% of the Company’s merchandise, with the balance being delivered directly to the Company’s stores by its vendors. This distribution center ships to each of the Company’s ALCO stores once a week, primarily through irregular route common carriers. The Company also utilizes its wholly owned subsidiary, SPD Truck Line, Inc. (the “Subsidiary”) for delivery to the stores. The distribution center is fully integrated into the Company’s management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

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

        In general, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company’s ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company’s data processing facility where it is used to produce daily and weekly management reports. During the last three fiscal years, the Company has devoted resources to development of systems that have improved information available to management and improved specific operational efficiencies.

        Approximately 2,000 of the Company’s merchandise suppliers currently participate in the Company’s electronic data interchange (“EDI”) system, which makes it possible for the Company to place purchase orders electronically. A number of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company.

Store Locations

        As of January 30, 2005, the Company operated 186 ALCO stores in 21 states located in smaller communities in the central United States. Of the ALCO stores, 12 are owned by the Company and 174 are leased by the Company. The ALCO stores average approximately 20,600 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 80 Duckwall stores in 10 states, one of which is owned by the Company, and 79 of which are leased by the Company. The geographic distribution of the Company’s stores is as follows:

Duckwall Stores (80)

Arkansas (2)	Colorado (6)	Iowa (5)	Kansas (33)	Nebraska (8)
New Mexico (1)	North Dakota (1)	Oklahoma (10)	South Dakota (3)	Texas (11)

ALCO Stores (186)

Arizona (9)	Arkansas (5)	Colorado (14)	Idaho (3)	Illinois (7)	Indiana (13)
Iowa (8)	Kansas (24)	Minnesota (8)	Missouri (6)	Montana (1)	Nebraska (15)
New Mexico (9)	North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (9)	Texas (24)
Utah (6)	Wisconsin (1)	Wyoming (3)

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

        In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 27 of its ALCO markets, and another 8 ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company’s markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company’s ALCO stores, the Company’s customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. In the 138 markets in which the Company operates a Class 18 Store, only three markets have direct competition from a national or regional full-line discount retailer. The Company competes with dollar stores in approximately three-fourths of its ALCO stores and approximately forty percent of its Duckwall stores.

Executive Officers of the Company

        The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 29, 2005.

Name	Age	Position
Bruce C. Dale	57	President and Chief Executive Officer
James E. Schoenbeck	61	Senior Vice President – Operations and Advertising
Richard A. Mansfield	49	Vice President – Finance and Treasurer
Tom L. Canfield, Jr	51	Vice President – Distribution and Administration

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

        Bruce C. Dale has served as President and Chief Executive Officer of the Company since March 28, 2005. Mr. Dale has approximately 35 years of experience in the retail industry. Mr. Dale was with Michaels Stores for ten years, where he served for eight of those years as president of Aaron Brothers Art & Framing.

        James E. Schoenbeck has served as Vice President of Store Operations and Advertising since 1988. From 1979 to 1988, Mr. Schoenbeck served as the Vice President of Administration. Mr. Schoenbeck has approximately 30 years of experience in the retail industry.

        Richard A. Mansfield has served as Vice President – Finance and Treasurer of the Company since May 1997. For the two years prior to that he served as Chief Financial Officer of Country General Stores, Inc., a regional chain of specialty farm and ranch stores located in the Midwest. For the three years prior to that he served as Chief Financial Officer of American Laminates, Inc. and Relco, Inc. Mr. Mansfield has approximately 24 years of experience in the retail industry.

        Tom L. Canfield, Jr. has served as Vice President – Distribution and Administration since 1992. From 1973 to 1992, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 32 years of experience in the retail industry.

Employees

        As of January 30, 2005, the Company employed approximately 4,900 people. Of these employees, approximately 500 were employed in the general office and distribution center in Abilene, 3,900 in the ALCO stores and 500 in the Duckwall stores. Additional employees are hired on a seasonal basis, most of whom are sales personnel. There is no collective bargaining agent for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

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

        In 1996, Congress enacted The Small Business Job Protection Act of 1996 (the “Act”), raising the hourly minimum wage from $4.75 to $5.15 effective as of September 1, 1997. The majority of the Company’s store employees were paid hourly wages below these increased minimum wage rates. As a result, the Act increased the Company’s payroll expense. Additional increases in the minimum wage could have a material impact on the results of the Company’s operations if it is unable to pass those increased costs on to customers, or the Company can’t find ways to reduce SG&A expenses in other areas, or if sales are not increasing at a rate large enough to offset the impact.

Quarterly Fluctuations

        Quarterly results of operations have historically fluctuated as a result of retail consumers” purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.

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

Dependence on Officers

        The development of the Company’s business is largely dependent on the efforts of its current management team headed by Bruce C. Dale and four other executive officers, as well as 11 other officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

ITEM 2. PROPERTIES.

        The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

        Twelve of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. As of January 30, 2005, such ALCO leases account for approximately 4,400,000 square feet of lease space, which expire as follows: approximately 409,952 square feet (9.3%) expire between January 30, 2005 and January 29, 2006; approximately 515,068 square feet (11.7%) expire between January 30, 2006 and January 28, 2007; and approximately 649,383 square feet (14.7%) expire between January 29, 2007 and January 28, 2008. The remainder of the leases expire through 2021. All Duckwall store leases have terms remaining of thirty eight months or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

        The Company is in the process of closing 20 stores. Two of the closing stores are owned, and the remaining 18 stores comprise approximately 202,000 square feet of leased space.

ITEM 3. LEGAL PROCEEDINGS.

        Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK.” The following table sets forth the range of high and low bid information for the Company’s Common Stock for each quarter of Fiscal 2005 and 2004.

		High	Low
Fiscal 2005	First quarter	$17.50	$13.96
	Second quarter	17.89	15.51
	Third quarter	18.65	15.15
	Fourth quarter	19.00	14.61

Fiscal 2004	First quarter	$10.25	$ 9.09
	Second quarter	13.56	9.75
	Third quarter	15.00	12.41
	Fourth quarter	15.68	14.05

        As of April 8, 2005, there were approximately 1,249 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years. The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved
by stockholders:
1993 Incentive Stock Option Plan	71,174	$11.07	0
2003 Incentive Stock Option Plan	0	$ 0.00	500,000
Equity compensation plans not
approved by stockholders	0	$ 0.00	0

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

	Fiscal Year Ended
	January 30, 2005	February 1, 2004	February 2, 2003	February 3, 2002	January 28, 2001
Statements of Operations Data
Net sales	$ 433,854	$ 424,548	$ 394,245	$ 390,406	$ 360,277
Cost of sales	290,989	283,802	262,707	262,689	241,659

Gross margin	142,865	140,746	131,538	127,717	118,618
Selling, general and administrative expenses
(including provision for asset impairment and store closure)	128,351	123,328	114,838	111,237	102,718
Depreciation and amortization	6,708	7,141	6,726	6,171	5,812

Income from continuing operations	7,806	10,277	9,974	10,309	10,088
Interest expense	1,230	1,386	1,609	2,778	3,254

Earnings from continuing operations before income
taxes, discontinued operations and cumulative effect
of accounting change	6,576	8,891	8,365	7,531	6,834
Income tax expense	2,223	2,691	3,068	2,868	2,583

Earnings from continuing operations before
discontinued operations and cumulative effect of accounting change	4,353	6,200	5,297	4,663	4,251
(Loss) income from discontinued operations, net of income tax (1)	(430)	313	57	91	428
Cumulative effect of accounting change, net of income
tax benefit of $111 in 2001 (2)	0	0	0	0	(173)

Net earnings	$ 3,923	$ 6,513	$ 5,354	$ 4,754	$ 4,506

Per Share Information:
Earnings (loss) per share - basic:
Earnings before discontinued operations
and cumulative effect of accounting change	$ 0.99	$ 1.46	$ 1.25	$ 1.11	$ 0.95
Discontinued operations	(0.10)	0.07	0.01	0.02	0.09
Cumulative effect of accounting change	0.00	0.00	0.00	0.00	(0.04)

Net earnings	$ 0.89	$ 1.53	$ 1.26	$ 1.13	$ 1.00

Earnings (loss) per share - diluted:
Earnings before discontinued operations
and cumulative effect of accounting change	$ 0.98	$ 1.43	$ 1.22	$ 1.11	$ 0.95
Discontinued operations	(0.10)	0.07	0.01	0.02	0.09
Cumulative effect of accounting change	0.00	0.00	0.00	0.00	(0.04)

Net earnings	$ 0.88	$ 1.50	$ 1.23	$ 1.13	$ 1.00

Weighted average shares outstanding:
Basic	4,391,538	4,243,441	4,235,911	4,191,809	4,482,153
Diluted	4,464,416	4,343,381	4,355,653	4,207,560	4,501,106

Operating Data
Stores open at year-end	266	264	264	264	267
Stores in non-competitive markets at year-end (3)	231	230	229	221	222
Percentage of total stores in
non-competitive markets (3)	86.47%	87.12%	86.74%	83.71%	83.15%
Net sales of stores in non-competitive markets (3)	$ 366,637	$ 363,634	$ 334,811	$ 317,585	$ 299,713
Percentage of net sales from stores in
non-competitive markets (3)	84.59%	83.99%	81.53%	77.12%	76.70%
Comparable store sales for all stores (4)	0.13%	0.98%	-0.05%	2.90%	0.40%
Comparable store sales for stores in
non-competitive markets (3)(4)	0.78%	2.09%	0.09%	2.94%	1.80%

Balance Sheet Data
Total assets	$ 163,537	$ 167,493	$ 169,900	$ 165,286	$ 170,094
Total debt (includes capital lease
obligation and current maturities)	8,605	10,876	24,611	26,437	35,153
Stockholders’ equity	114,676	109,193	102,110	95,590	92,506

(1)	Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification as discontinued operations of certain prior year revenue and expense activity related to seven, eight and five stores closed during fiscal years 2005, 2004, and 2003, respectively.

(2)	Effective October 30, 2000, the Company, in response to the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), changed its method of accounting for layaway sales, retroactive to the beginning of the year. Previously, the Company recognized revenue on the entire amount of layaway sales at the time merchandise was placed on layaway. Under the new method, revenue on layaway sales are recognized upon delivery of the merchandise to the customer.
(3)	“Non-competitive” markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company. The Company’s stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 “Business-Competition”.
(4)	Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. The Company operates 186 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and account for 92% of the Company’s Fiscal 2005 sales.
•	the Duckwall Stores and all other segment. The Company operates 80 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and account for 8% of the Company’s Fiscal 2005 sales.

        Store counts are as of January 30, 2005. The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal 2005, 2004, and 2003 each consisted of 52 weeks. For subsequent information, see “—Subsequent Events.”

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

        Key Items in Fiscal 2005. Significant financial items during Fiscal 2005 were:

•	Net sales increased 2.2% to $433.8 million. Same store sales increased 0.1%.
•	Gross margin percentage decreased to 32.9% compared to 33.2% in the prior fiscal year.
•	Selling, general, and administrative (SG&A) expense percentage increased to 29.6% compared to 29.0% in the prior fiscal year.
•	Net earnings decreased 39.8% to $3,923, compared to $6,513 in the prior fiscal year.

        Company Performance Measures. The Company measures itself against a number of financial metrics to assess its performance. The following are the most frequently discussed metrics, and are discussed in more detail under the heading “Fiscal 2005 Compared to Fiscal 2004.”

•	Same store sales growth is a measure which indicates whether existing stores are maintaining their market share. We define same stores as those stores that were open as of the first day of the prior fiscal year. Same store sales increased 0.1%. Same store sales of the ALCO stores in non-competitive markets increased 0.6%. Sales in the Duckwall division were comparatively strong, with a 2.5% same store increase.
•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent declined to 32.9% of sales in Fiscal 2005, compared to 33.2% in Fiscal 2004.
•	SG&A expense percentage is a measure of the Company’s ability to control the operating costs it requires to run the business. SG&A expense percentage increased to 29.6% compared to 29.0% in the prior fiscal year.

•	Earnings per share (EPS) growth is an indicator of the returns generated for the Company’s stockholders. EPS declined to $0.88 per diluted share, compared to $1.50 per diluted share for the prior fiscal year.

        Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company’s consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	January 30, 2005	February 1, 2004	February 2, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	67.1	66.8	66.6

Gross margin	32.9	33.2	33.4

Selling, general and administrative expenses	29.6	29.0	29.1
Depreciation and amortization	1.5	1.7	1.7

Total operating expenses	31.1	30.7	30.8

Income from continuing operations	1.8	2.5	2.6
Interest expense	0.3	0.3	0.4

Earnings from continuing operations before income
taxes and discontinued operations	1.5	2.2	2.2
Income tax expense	0.5	0.6	0.8

Earnings from continuing operations before
discontinued operations	1.0	1.6	1.4
(Loss) income from discontinued operations, net of income tax	(0.1)	0.1	0.0

Net earnings	0.9%	1.5%	1.4%

Critical Accounting Policies

        Inventory: As discussed in Note 1(d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of January 30, 2005 and February 1, 2004, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $398,000 and $658,000, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

        Leases: The Company considers it method of accounting for rent expense to be a critical accounting policy. During Fiscal 2005, the Company determined that its methods of accounting for rent were not in accordance with the SEC’s recent clarification of what is acceptable under generally accepted accounting principles, even though those methods of accounting were in line with common industry practices. The Company had previously started recording rent expense at the time the store opened, and is now modifying its recognition of rent expense to include the period prior to opening using a straight-line method. Additionally, the Company determined that in those instances where the lease includes a rent escalation clause, that the rent was not being accounted for in accordance with the recent SEC clarification. The Company is now modifying its practices to handle these in accordance with the SEC’s recent clarification. The Company reviewed the impact of these changes on prior years and determined that it is not material, so prior year financial statements will not be restated. However, it has recorded a one time after tax charge of $150,000, or $0.03 per diluted share in the fourth quarter of fiscal year 2005 to reflect a cumulative catch up adjustment.

Fiscal 2005 Compared to Fiscal 2004

        Fiscal 2005 was a disappointing year in every category of the Company’s key performance measures. Company revenue goals were not met, and same store sales performance was unacceptable. Fiscal year 2005 included a number of one-time costs and markdowns associated with the implementation of programs focused on improving long-term performance. The Company has outlined a number of initiatives that address the poor performance of each of the key performance measures, with the goal of improving performance in each area over the long term.

        Net sales for fiscal 2005 increased $9.3 million or 2.2% to $433.9 million compared to $424.5 million for fiscal 2004. During fiscal 2005, the Company opened 6 ALCO and 3 Duckwall stores, all but one of which were in new non-competitive markets. Four ALCO and three Duckwall stores were closed, resulting in a year end total of 266 stores. The increase in net sales was due primarily to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2005 and 2004 (same stores), increased by $512,000 or 0.1% in fiscal 2005 compared to fiscal 2004. Comparable store sales of the ALCO stores in non-competitive markets increased 0.6%. Sales in the Duckwall division were comparatively strong, with a 2.5% comparable store increase.

        Gross margin for fiscal 2005 increased $2.1 million, or 1.5%, to $142.9 million compared to $140.7 million in fiscal 2004. As a percentage of net sales, gross margin decreased to 32.9% in fiscal 2005 compared to 33.2% in fiscal 2004. This decrease in the gross margin percentage was attributable to a less favorable mix of sales and higher markdowns, partially offset by lower shrink. The gross margin percentage was also unfavorably impacted by higher transportation costs, as a result of higher fuel prices. The shift in sales mix partly reflects the Company’s decision to expand the offerings of consumable products within its stores. While consumables generally carry a lower margin than most other store merchandise, the Company’s management believes the decision to place greater emphasis upon consumables had a positive impact upon sales and profits during fiscal 2005. The higher markdowns were primarily in the fourth quarter, and included those resulting from the Company’s efforts to reduce its seasonal inventory carryover.

        Selling, general and administrative expenses increased $5.0 million or 4.1% to $128.4 million in fiscal 2005 compared to $123.3 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 29.6% in fiscal 2005 and 29.0% in fiscal 2004, due to significantly higher general and medical insurance costs, and the one-time costs of a business advisory service, the abandonment of a technology asset, costs associated with the retirement of the Company’s President, and a lease accounting charge in the fourth quarter of the fiscal year. The largest impact on SG&A was insurance, where rising costs added $2.2 million in additional expense during Fiscal 2005. This equates to an additional 0.5% of sales.

        Depreciation and amortization expense decreased $433,000 or 6.1% to $6.7 million in fiscal 2005 compared to $7.1 million in fiscal 2004. The decrease in depreciation and amortization expense was attributable to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1996 and 1997.

        Income from continuing operations decreased $2.5 million, or 24.0%, to $7.8 million in fiscal 2005 compared to $10.3 million in fiscal 2004. The decrease was a result of SG&A expenses increasing by more than the amount of the Gross Profit dollars increase. Income from continuing operations as a percentage of net sales was 1.8% in fiscal 2005 compared to 2.5% in fiscal 2004.

        Interest expense decreased $156,000, or 11.3%, in fiscal 2005 compared to fiscal 2004. The reduction in interest expense was due to lower amounts borrowed on the revolver.

        Income taxes were $2.2 million in fiscal 2005 compared to $2.7 million in fiscal 2004. The Company’s effective tax rate was 33.8% in fiscal 2005 and 30.3% in fiscal 2004. The rate was lower in fiscal 2004 because, during the fourth quarter of fiscal 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $618,000 during 2004. Approximately $200,000 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004.

        Loss from discontinued operations, net of income taxes was $430,000 in fiscal 2005, compared to income of $313,000 in fiscal 2004. In fiscal 2004, a company owned store was closed and the building was sold. The gain on sale of the building in the amount of $406,000 was accounted for as part of discontinued operations. The gain on sale more than offset the losses from the operations of the eight stores closed in fiscal 2004, resulting in an income from discontinued operations in the amount of $313,000 net of taxes.

Fiscal 2004 Compared to Fiscal 2003

        Net sales for fiscal 2004 increased $30.3 million or 7.7% to $424.5 million compared to $394.2 million for fiscal 2003. During fiscal 2004, the Company opened eight ALCO stores, seven of which were in new non-competitive markets. Two ALCO and six Duckwall stores were closed, resulting in a year end total of 264 stores. The increase in net sales was due to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2004 and 2003 (same stores), increased by $3.9 million or 1.0% in fiscal 2004 compared to fiscal 2003. Comparable store sales of the ALCO stores in non-competitive markets increased 1.7%. Sales in the Duckwall division were relatively strong, with a 5.6% comparable store increase.

        Gross margin for fiscal 2004 increased $9.2 million, or 7.0%, to $140.7 million compared to $131.5 million in fiscal 2003. As a percentage of net sales, gross margin decreased to 33.2% in fiscal 2004 compared to 33.4% in fiscal 2003. The decrease in the gross margin percentage was attributable to a less favorable mix of sales and higher shrinkage costs, partially offset by slightly lower markdowns. The shift in sales mix partly reflects the Company’s decision to expand the offerings of consumable products within its stores. While consumables generally carry a lower margin than most other store merchandise, the Company’s management believes the decision to place greater emphasis upon consumables had a positive impact upon sales and profits during fiscal 2004.

        Selling, general and administrative expenses increased $8.5 million or 7.4% to $123.3 million in fiscal 2004 compared to $114.8 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 29.0% in fiscal 2004 and 29.1% in fiscal 2003, primarily due to lower distribution center, advertising and remodeling expenses, which were partially offset by higher general insurance and store opening costs.

        Depreciation and amortization expense increased $415,000 or 6.2% to $7.1 million in fiscal 2004 compared to $6.7 million in fiscal 2003. The increase in depreciation and amortization expense was attributable to capital expenditures of $4.3 million and $7.6 million in fiscal 2004 and 2003, respectively.

        Income from continuing operations increased $303,000, or 3.1%, to $10.3 million in fiscal 2004 compared to $10.0 million in fiscal 2003. Income from continuing operations as a percentage of net sales was 2.5% in fiscal 2004 compared to 2.6% in fiscal 2003.

        Interest expense decreased $223,000, or 13.9%, in fiscal 2004 compared to fiscal 2003. The reduction in interest expense was due to lower interest rates and lower amounts borrowed on the revolver.

        Income taxes were $2.7 million in fiscal 2004 compared to $3.1 million in fiscal 2003. The Company’s effective tax rate was 30.3% in fiscal 2004 and 36.7% in fiscal 2003. The rate was lower in fiscal 2004 because, during the fourth quarter of fiscal 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $618,000 during 2004. Approximately $200,000 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004.

        Income from discontinued operations, net of income taxes was $313,000 in fiscal 2004, compared to $57,000 in fiscal 2003. In fiscal 2004, a company owned store was closed and the building was sold. The gain on sale of the building in the amount of $406,000 was accounted for as part of discontinued operations. The gain on sale more than offset the losses from the operations of the eight stores closed in fiscal 2004, resulting in an income from discontinued operations in the amount of $313,000 net of taxes.

Seasonality and Quarterly Results

        The following table sets forth the Company’s net sales, gross margin, income from operations, and net earnings during each quarter of Fiscal 2005 and 2004.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(dollars in millions)
Fiscal 2005	Net Sales	$101.6	$108.4	$ 99.8	$124.1
	Gross Margin	33.7	35.7	34.2	39.3
	Earnings from continuing operations	0.7	1.3	0.2	2.2
	Net Earnings (loss)	0.7	1.2	(0.1)	2.1

Fiscal 2004	Net Sales	$ 97.9	$107.3	$ 98.5	$120.8
	Gross Margin	32.7	35.1	33.6	39.3
	Earnings from continuing operations	0.6	1.4	0.5	3.7
	Net Earnings	0.6	1.6	0.5	3.8

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

        The increase in the price of oil adversely affects the Company’s transportation costs, both on inbound shipments to the Company’s distribution center, and on outbound shipments of merchandise to the stores. The Company also believes the higher retail price of gasoline adversely affects the amount of discretionary spending dollars our customers have to spend at our stores.

Liquidity and Capital Resources

        At the end of Fiscal 2005, working capital (defined as current assets less current liabilities) was $95.4 million compared to $89.5 million at the end of fiscal 2004 and $93.4 million at the end of fiscal 2003.

        The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal years 2005 and 2003, the Company completed a sale-leaseback of a number of its owned stores. The proceeds from these transactions amounted to $1.7 million and $1.3 million, in fiscal years 2005 and 2003, respectively. No sale-leaseback transactions were completed in Fiscal 2004.

        Cash provided by operating activities aggregated $5.8 million, $16.4 million, and $5.4 million, in Fiscal 2005, 2004 and 2003, respectively. The decrease in cash provided in Fiscal 2005 relative to fiscal 2004 resulted primarily from a decrease in accounts payable. The increase in cash provided in fiscal 2004 relative to fiscal 2003 resulted primarily from a smaller increase in inventory an a larger increase in accounts payable.

        The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit. The loan agreement expires in April 2006. The revolving loan note payable and letter of credit balance at January 30, 2005 was $7.6 million, resulting in an available line of credit at that date of $62.4 million. Loan advances are secured by a security interest in the Company’s inventory.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $42.5 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

        In Fiscal 2005, the Company made net cash payments on its revolving credit facility of $935,000 and made cash payments of $1.3 million to reduce its long-term debt and capital lease obligations, and repurchased $80,000 of Company stock. The Company received $1.3 million in proceeds from the exercise of outstanding stock options. In Fiscal 2004, the Company made net cash payments on its revolving credit facility of $12.5 million and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $658,000 of Company stock. The Company received $868,000 in proceeds from the exercise of outstanding stock options. In fiscal 2003, the Company made net cash payments on its revolving credit facility of $654,000 and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations. The Company received $1.2 million in proceeds from the exercise of outstanding stock options. The Company executed operating leases for 22 additional stores during the three year period ending in Fiscal 2005. The Company’s long-range plan assumes growth in the number of stores in smaller markets where there is less competition, and, in accordance with this plan, 6 new ALCO and 3 new Duckwall stores were opened in Fiscal 2005 and 8 to 10 new ALCO stores are expected to be opened in fiscal 2006. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

        Cash used for acquisition of property and equipment in Fiscal 2005, 2004 and 2003 totaled $6.5 million, $4.3 million, and $7.6 million, respectively. A sale-leaseback of store buildings was completed in the amount of $1.7 million and $1.3 million in fiscal 2005 and 2003, respectively. In Fiscal 2005, company owned surplus land was sold for $315,000, and in Fiscal 2004, a company owned store was closed and the building was sold for $1.2 million. This resulted in net cash used for acquisition of property and equipment in Fiscal 2005, 2004, and 2003 of $4.6 million, $3.1 million, and $6.3 million, respectively. Anticipated cash payments for acquisition of property and equipment in fiscal 2006, principally for store buildings and fixtures, are $15.5 million.

        During fiscal 1999, the Company’s Board of Directors approved a plan to repurchase up to 411,000 shares of the Company’s Common Stock (the “Stock Repurchase Program”). During fiscal 2000, the Company’s Board of Directors approved the repurchase of an additional 1,000,000 shares. Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program has been funded and is anticipated to be funded by cash generated from operations and borrowing under the Company’s credit facility. As of January 30, 2005, the Company had purchased and retired 1,084,600 shares of Common Stock for $8.9 million, which represents 21% of its outstanding shares.

        The following table summarizes the Company’s significant contractual obligations payable as of January 30, 2005 (in thousands). Payments due under the revolving loan credit facility and long-term debt represent principle payments only.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Loan Credit Facility	4,023	0	4,023	0	0
Capital Lease Obligations	6,441	1,339	2,243	1,099	1,760
Operating Leases	65,434	11,023	18,204	10,325	25,882
Contingent Rentals	10,550	1,150	2,500	2,700	4,200

Total contractual cash obligations	86,448	13,512	26,970	14,124	31,842

Subsequent Events

        On March 17, 2005, the Company announced that, as part of its initiatives designed to improve performance of the Company for its shareholders, it will be closing 8 ALCO and 12 Duckwall stores that do not meet the Company’s minimum return on investment threshold. The process to close these stores began immediately, and the Company expects it will take approximately three months to complete. The Company has engaged Gordon Brother Retail Partners, LLC to assist in the orderly inventory liquidation and to help minimize the total cost of closing these stores. The Company’s primary lender, Fleet Retail Group, Inc., has consented to these closings. The Company estimates that pursuant to these store closings, it will liquidate approximately $6.5 million of inventory. Of the stores being closed, the Company owns the property on which two ALCO stores are located and leases the properties for the remaining 18 stores. The company anticipates that the aggregate cost to close these stores, before income taxes, will be in the range of $3.8 to $4.8 million. The majority of that expense will be recorded in the first and second quarters of Fiscal Year 2006. The twenty stores that are closing produced gross sales of $19.9 million in Fiscal Year 2005, and employed approximately 260 associates.

        On April 19, 2005, the Company reached an agreement with a significant stockholder to repurchase 399,362 shares of the Company’s Common Stock for approximately $7.2 million. These shares will be retired. The Board of Directors approved this transaction and increased the number of shares the Company was authorized to repurchase by 399,362.

Expansion Plans

        The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open eight to ten ALCO stores in the current fiscal year. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the availability of acceptable communities for store locations, the Company’s ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

Impact of Change in Accounting Principle

        Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of this statement had the effect of delaying when the Company records liabilities associated with store closures.

        The Company adopted Emerging Issues Task Force Issue 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor, (EITF 02-16). EITF 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002, and limited guidance regarding timing of recognition for volume rebates, for transactions entered into after November 21, 2002. The adoption of EITF 02-16 did not have a significant impact on the Company’s financial statements for the year ended January 30, 2005.

New Accounting Standard

        In December 2004, the Financial Accounting Standards Board adopted SFAS No. 123(R), Share-Based Payment, effective in the first quarter of fiscal 2007 for the Company. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Accordingly, the adoption of 123(R)’s fair value method will have an impact on our results of operations. The Company expects to adopt 123(R) during the first quarter of fiscal 2007, however, the Company has not yet determined the manner of adoption.

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

        There are a number of factors and uncertainties that could cause actual results of operations, financial condition or business contemplated by the forward-looking statements to differ materially from those discussed in the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company, including those factors described below. Other factors not identified herein could also have such an effect. Factors that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical information include, but are not limited to, those factors described below:

•	The Company’s ability to open and operate new stores effectively and efficiently on a profitable basis.

•	The Company’s ability to locate its ALCO stores in smaller retail markets where no competing full-line discount retail store is located within the primary trade area.
•	The success of deterring another competitor from entering the market after locating an ALCO store there.
•	Material increases in the cost of compliance with any applicable law or governmental regulation.
•	Loss of key employees such as the President, Bruce C. Dale, and the other executive officers of the Company.
•	The Company’s ability to utilize technology upgrades to efficiently and effectively monitor its inventory levels.
•	The Company’s ability to react to consumer needs and trends on a timely basis.
•	General economic conditions of the small communities in which the Company’s stores are located.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

        The Company’s borrowing arrangement contains no limitation on the change in the variable interest rate paid by the Company. Based on the Company’s average borrowing outstanding during the year of approximately $9,281,000, a 1% change either up or down in the LIBOR rate would have changed the Company’s interest expense by approximately $93,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial Statement Schedules:

No financial statement schedules are included as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) as of January 30, 2005 and February 1, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Wichita, Kansas
March 30, 2005, except for the second paragraph
    of note 13 which is as of April 20, 2005

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 30, 2005 and February 1, 2004

(Dollars in thousands)

Assets	2005	2004
Current assets:
Cash and cash equivalents	$ 1,200	1,084
Receivables	1,734	1,521
Inventories (note 2)	129,486	131,661
Prepaid expenses	2,644	2,188

Total current assets	135,064	136,454

Property and equipment, at cost:
Land and land improvements	2,313	2,582
Buildings and building improvements	16,173	15,827
Furniture, fixtures, and equipment	52,692	51,747
Transportation equipment	2,908	2,872
Leasehold improvements	13,788	13,274
Construction work in progress	134	47

Total property and equipment	88,008	86,349
Less accumulated depreciation and amortization	63,520	59,586

Net property and equipment	24,488	26,763

Property under capital leases (note 5)	18,228	20,120
Less accumulated amortization	15,682	17,041

Net property under capital leases	2,546	3,079

Other assets	89	164
Deferred income taxes (note 6)	1,350	1,033

	$163,537	167,493

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2005	2004
Current liabilities:
Current maturities of long-term debt (note 3)	$ —	533
Current maturities of capital lease obligations (note 5)	856	802
Accounts payable	22,234	27,799
Income taxes payable	351	1,944
Accrued salaries and commissions	4,728	5,475
Accrued taxes other than income	4,367	4,496
Other current liabilities	6,183	4,276
Deferred income taxes (note 6)	914	1,668

Total current liabilities	39,633	46,993
Notes payable under revolving loan credit facility (note 3)	4,023	4,958
Capital lease obligations, less current maturities (note 5)	3,726	4,583
Other noncurrent liabilities	1,479	1,347
Deferred revenue	—	419

Total liabilities	48,861	58,300

Stockholders’ equity (notes 7 and 8):
Common stock, $0.0001 par value. Authorized 20,000,000 shares in 2005 and 2004; issued and outstanding 4,475,079 and
4,299,816 shares in 2005 and 2004, respectively	1	1
Additional paid-in capital	50,889	49,329
Retained earnings	63,786	59,863

Total stockholders’ equity	114,676	109,193
Commitments (note 5)

	$163,537	167,493

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended January 30, 2005; February 1, 2004; and February 2, 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003
Net sales	$ 433,854	424,548	394,245
Cost of sales	290,989	283,802	262,707

Gross margin	142,865	140,746	131,538

Selling, general, and administrative (notes 4 and 5)	128,351	123,328	114,838
Depreciation and amortization	6,708	7,141	6,726

Total operating expenses	135,059	130,469	121,564

Income from continuing operations	7,806	10,277	9,974

Interest expense (notes 3 and 5)	1,230	1,386	1,609

Earnings from continuing operations before
income taxes and discontinued operations	6,576	8,891	8,365

Income tax expense (note 6)	2,223	2,691	3,068

Earnings from continuing operations before
discontinued operations	4,353	6,200	5,297

Income (loss) from discontinued operations, net of
income tax expense (benefit) of $(219), $136, and
$38 in 2005, 2004 and 2003, respectively	(430)	313	57

Net earnings	$ 3,923	6,513	5,354

Earnings (loss) per share:
Basic (note 9):
Earnings before discontinued operations	$ 0.99	1.46	1.25
Discontinued operations	(0.10)	0.07	0.01

Net earnings	$ 0.89	1.53	1.26

Earnings (loss) per share:
Diluted (note 9):
Earnings before discontinued operations	$ 0.98	1.43	1.22
Discontinued operations	(0.10)	0.07	0.01

Net earnings	$ 0.88	1.50	1.23

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal years ended January 30, 2005; February 1, 2004; and February 2, 2003

(Dollars in thousands)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, February 3, 2002	4,149,599	$ 1	47,609	47,996	(16)	95,590

Net earnings for the year ended
February 2, 2003	—	—	—	5,354	—	5,354
Amortization of cumulative effect
adjustment	—	—	—	—	16	16

Comprehensive income						5,370

Options exercised to purchase shares	110,958	—	1,150	—	—	1,150

Balance, February 2, 2003	4,260,557	1	48,759	53,350	—	102,110

Net earnings for the year ended
February 1, 2004	—	—	—	6,513	—	6,513
Repurchase and retirement of
common shares	(69,300)	—	(658)	—	—	(658)
Income tax benefit related to exercise of
stock options	—	—	360	—	—	360
Options exercised to purchase shares	108,559	—	868	—	—	868

Balance, February 1, 2004	4,299,816	1	49,329	59,863	—	109,193

Net earnings for the year ended
January 30, 2005	—	—	—	3,923	—	3,923
Repurchase and retirement of
common shares	(5,000)	—	(80)	—	—	(80)
Income tax benefit related to exercise of
stock options	—	—	375	—	—	375
Options exercised to purchase shares	180,263	—	1,265	—	—	1,265

Balance, January 30, 2005	4,475,079	$ 1	50,889	63,786	—	114,676

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended January 30, 2005; February 1, 2004; and February 2, 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$ 3,923	6,513	5,354
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	6,804	7,311	6,912
Amortization of debt financing costs	75	75	76
Deferred income taxes	(1,071)	(972)	425
Loss (gain) on disposition or impairment of
property and equipment	572	(406)	(268)
Decrease (increase) in receivables	(213)	494	(352)
Decrease (increase) in inventories	2,175	(1,984)	(4,512)
Decrease (increase) in prepaid expenses	(456)	227	(1,456)
Increase (decrease) in accounts payable	(5,565)	2,558	730
Increase (decrease) in income taxes payable	(1,218)	978	(2,351)
Increase (decrease) in accrued salaries and commissions	(747)	103	401
Increase (decrease) in accrued taxes other than income	(129)	561	(145)
Increase in other liabilities	2,039	1,339	464
Increase (decrease) in deferred revenue	(419)	(438)	141

Net cash provided by operating activities	5,770	16,359	5,419

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,977	1,169	1,316
Acquisition of:
Buildings	(346)	(59)	(252)
Fixtures, equipment, and leasehold improvements	(6,199)	(4,216)	(7,370)

Net cash used in investing activities	(4,568)	(3,106)	(6,306)

Cash flows from financing activities:
Decrease in notes payable under revolving loan
credit facility	(935)	(12,525)	(18,137)
Net borrowings under revolving loan credit agreement	—	—	17,483
Proceeds from exercise of outstanding stock options	1,265	868	1,150
Repurchase of stock	(80)	(658)	—
Principal payments on long-term debt	(533)	(499)	(469)
Principal payments under capital lease obligations	(803)	(711)	(703)
Debt issuance costs	—	—	(300)

Net cash used in financing activities	(1,086)	(13,525)	(976)

Net increase (decrease) in cash and cash equivalents	116	(272)	(1,863)

Cash and cash equivalents at beginning of year	1,084	1,356	3,219

Cash and cash equivalents at end of year	$ 1,200	1,084	1,356

Supplemental disclosure of noncash activity:
Tax benefit related to stock options exercised	$ 375	360	—

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 30, 2005, and February 1, 2004, and February 2, 2003

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

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2005, 2004, and 2003 each consists of 52 weeks.

(d)	Inventories

Store inventories are stated at the lower of cost or net realizable value as estimated by the retail inventory method. Warehouse inventories are stated at the lower of cost or net realizable value. The Company utilizes the last-in, first-out (LIFO) method of determining cost of store and warehouse inventories. The Company considers payments from vendors (i.e. vendor rebates and incentives) to be reductions in the cost of inventory unless the payments are for specific, incremental, identifiable costs incurred to sell the vendor’s products or services, in which case they are treated as a reduction of the related costs.

(e)	Property and Equipment

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements. Leasehold improvements are amortized on a straight-line basis over the lesser of the remaining lease term, or 10 years, unless the cost of the improvement is considered major and the lease is within three years of its remaining term, in which case one renewal term of the lease is considered. Estimated useful lives are as follows:

Buildings	25 years
Building improvements	10 years
Coolers and freezers	15 years
Furniture, fixtures, and equipment	3-8 years
Transportation equipment	3-5 years
Leasehold improvements	2-10 years

Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred.

The Company has sold and leased back certain stores (land and buildings). The net proceeds from the sale-leaseback transactions amounted to approximately $1,660, $0, and $1,316 for fiscal 2005, 2004, and 2003, respectively. If a gain results from the sale-leaseback transaction, such gains are deferred and are included within other noncurrent liabilities and are being amortized over the term of the related leases (15 - 20 years).

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

(g)	Net Sales

Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales.

(h)	Recent Accounting Pronouncements

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

The Company adopted Emerging Issues Task Force (EITF) Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue 02-16 provides guidance on the income statement classification of amounts received by a customer, including a reseller (including reimbursements for expenses such as cooperative advertising), for transactions entered into after December 31, 2002 and limited guidance regarding timing of recognition for volume rebates for transactions entered into after November 21, 2002. The adoption of EITF Issue 02-16 did not have a significant impact on the Company’s financial statements for the year ended January 30, 2005.

(i)	Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 9.

(j)	Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds. During fiscal 2005, 2004, and 2003, the following amounts were paid for interest and income taxes:

	2005	2004	2003
Interest, excluding interest on
capital lease obligations and
amortization of debt financing
costs (net of capitalized
interest of $16 in fiscal 2005, $16
in fiscal 2004, and $31 in fiscal 2003)	$ 648	639	802
Income taxes	3,991	2,822	5,032

(k)	Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(l)	Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No provisions for asset impairment in fiscal 2005, 2004, and 2003 are included in the consolidated statements of operations.

(m)	Store Closings

Prior to January 1, 2003, the Company recorded a provision for store closure expenses and a related liability in the period the Company made the decision to close a store and puts in a definitive plan of closure for each store that will be completed in the near term. Such store closure expenses consist primarily of lease costs and property tax amounts that relate to the period subsequent to the date of closure. The liability is charged as the related amounts are paid. There were no significant adjustments to the liability in fiscal 2005, 2004, or 2003.

Beginning with store closures for which the definitive plan was established after January 1, 2003, a provision for such store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended January 30, 2005; February 1, 2004; and February 2, 2003 is as follows:

	2005	2004	2003
Store closure liability at beginning
of year	$ 18	146	76
Store closure expense (included in
discontinued operations)	109	11	172
Payments	(20)	(139)	(102)

Store closure liability at
end of year	$ 107	18	146

(n)	Discontinued Operations

The Company has determined that each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically disbursed. The results of operations for stores that have been closed by the Company (seven, eight, and five stores in fiscal years 2005, 2004, and 2003, respectively) have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented.

(o)	Stock-based Compensation

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

	2005	2004	2003
Net earnings as reported	$3,923	6,513	5,354
Pro forma stock-based employee
compensation cost, net of tax	(29)	(109)	(215)

Pro forma net earnings	$3,894	6,404	5,139

Earnings per share as reported:
Basic	$ 0.89	1.53	1.26
Diluted	0.88	1.50	1.23

Earnings, per share, pro forma:
Basic	0.89	1.51	1.21
Diluted	0.87	1.47	1.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2003
Expected dividend yield	—
Expected stock price volatility	38.6
Risk-free interest rate	5.0
Expected life of options	5 years

The weighted average grant date fair value of options granted during fiscal 2003 is $5.23 per share. No options were issued during fiscal years 2005 and 2004.

(p)	Future Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board adopted SFAS No. 123(R), Share-Based Payment, effective in the first quarter of fiscal 2007 for the Company. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations. The Company expects to adopt SFAS No. 123(R) during the first quarter of fiscal 2007; however, the Company has not yet determined the manner of adoption.

(2)	Inventories

Inventories at January 30, 2005 and February 1, 2004 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 30, 2005 and February 1, 2004 are summarized as follows:

	2005	2004
FIFO cost:	$ 130,707	132,914
Less markdown and other reserves	(626)	(658)
Less LIFO reserve	(595)	(595)

LIFO cost	$ 129,486	131,661

(3)	Credit Arrangements, Notes Payable, and Long-term Debt

The Company entered into a loan agreement with its lenders on April 15, 2002 that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). The amount advanced is generally limited to 70% of eligible inventory, as defined. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets, and payment of dividends. The loan agreement expires on April 15, 2006.

Notes payable outstanding at January 30, 2005 and February 1, 2004 under the revolving loan credit facility aggregated $4,023 and $4,958, respectively. The lender had also issued letters of credit aggregating $3,611 and $2,417, respectively, at such dates on behalf of the Company. The interest rates on outstanding borrowings at January 30, 2005 were 5.25%. The Company had additional borrowings available at January 30, 2005 under the revolving loan credit facility amounting to $62,366.

Long-term debt, exclusive of notes payable under the revolving loan credit facility as described above, at February 1, 2004 consisted of a 6.4% note payable, due in monthly installments through January 2005 in the amount of $533. The note was secured by equipment.

Interest expense on notes payable and long-term debt in fiscal 2005 and 2004 aggregated $522 and $659, respectively.

(4)	Employee Benefits

The Company has a trusteed Profit Sharing Plan (the Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from such Plan for fiscal 2005, 2004, and 2003 amounted to $420, $699, and $573, respectively.

(5)	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 30, 2005 and February 1, 2004 are as follows:

	2005	2004
Buildings	$14,890	16,624
Fixtures	3,338	3,496

	18,228	20,120
Less accumulated amortization	15,682	17,041

Net property under capital leases	$ 2,546	3,079

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of January 30, 2005 are as follows:

	Capital leases	Operating leases
Fiscal year:
2006	$1,339	11,023
2007	1,229	9,906
2008	1,014	8,298
2009	606	5,950
2010	493	4,375
Later years	1,760	25,882

Total minimum lease payments	6,441	$65,434

Less amount representing interest	1,859

Present value of net minimum lease payments	4,582

Less current maturities	856

Capital lease obligations, less current maturities	$3,726

Minimum payments have not been reduced by minimum sublease rentals of $20 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $88, $87, and $82 for fiscal 2005, 2004, and 2003, respectively.

Interest on capital lease obligations in fiscal 2005, 2004 and 2003 aggregated $583, $672, and $754, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2005, 2004, and 2003:

	2005	2004	2003
Minimum rentals	$ 10,973	11,053	10,441
Contingent rentals	967	872	744
Less sublease rentals	(58)	(68)	(157)

	$ 11,882	11,857	11,028

(6)	Income Taxes

The Company’s income tax expense (benefit) consists of the following:

	2005	2004	2003
Income tax expense (benefit) allocated
to continuing operations	$ 2,223	2,691	3,068
Income tax expense (benefit) allocated
to discontinued operations	(219)	136	38

Total income tax expense	$ 2,004	2,827	3,106

Income tax expense (benefit) attributable to continuing operations for fiscal 2005, 2004, and 2003 consists of:

	Current	Deferred	Total
2005:
Federal	$ 2,910	(898)	2,012
State	384	(173)	211

	$ 3,294	(1,071)	2,223

2004:
Federal	$ 3,045	(810)	2,235
State	618	(162)	456

	$ 3,663	(972)	2,691

	Current	Deferred	Total
2003:
Federal	$2,237	354	2,591
State	406	71	477

	$2,643	425	3,068

Income tax expense attributable to continuing operations was $2,223, $2,691, and $3,068 for fiscal 2005, 2004, and 2003, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2005, 2004, and 2003 as a result of the following:

	2005	2004	2003
Computed “expected” tax expense	$ 2,302	3,112	2,928
State income taxes, net of the Federal
income tax benefit	137	296	310
Adjustment for prior period taxes	—	(618)	—
Other, net	(216)	(99)	(170)

	$ 2,223	2,691	3,068

During fiscal year 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed such overaccrual of approximately $618 during fiscal 2004. Approximately $200 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 30, 2005 and February 1, 2004 are presented below:

	2005	2004
Deferred tax assets:
Capital leases	$ 779	881
Other liabilities	2,882	1,726
State net operating loss carryforwards	9	20

Total gross deferred tax assets	3,670	2,627

Less valuation allowance	(9)	(20)

Net deferred tax assets	3,661	2,607

Deferred tax liabilities:
Inventories, principally due to differences in the LIFO
reserve arising from a prior business combination
accounted for as a purchase	2,412	2,358
Property and equipment, due to differences in depreciation
and a prior business combination accounted for as
a purchase	587	821
Other assets	226	63

Total gross deferred tax liabilities	3,225	3,242

Net deferred tax (asset) liability	$ (436)	635

At January 30, 2005, the Company has net operating loss carryforwards for state income tax purposes in various states aggregating $174, which are available to offset future state taxable income in those states, if any, expiring in fiscal 2006. The valuation allowance relates to the net operating loss (NOL) carryforwards.

(7)	Stock Option Plan

The Company has a stock option plan under which options to purchase 500,000 shares of common stock may be granted to key employees. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options that were outstanding at January 30, 2005; February 1, 2004; and February 2, 2003 is presented below:

	Number of shares	Weighted average exercise price
Options outstanding, February 3, 2002	491,550	$ 9.42
Issued	65,000	12.50
Exercised	(117,475)	10.63
Canceled	(4,700)	11.46

Options outstanding, February 2, 2003	434,375	9.53
Issued	—	—
Exercised	(108,559)	8.00
Canceled	(43,845)	17.06

Options outstanding, February 1, 2004	281,971	8.94
Issued	—	—
Exercised	(180,263)	8.19
Canceled	(30,534)	8.44

Options outstanding, January 30, 2005	71,174	11.07

	Options outstanding			Options exercisable
Exercise price	Number outstanding at January 30, 2005	Remaining contractual life	Exercise price	Number exercisable at January 30, 2005	Exercise price
$ 7.94	22,380	0.8	7.94	22,380	7.94
12.50	48,794	2.2	12.50	24,397	12.50

(8)	Stockholders’ Equity

The Company’s board of directors has approved a plan to repurchase up to 1,411,000 shares of the Company’s common stock (the Stock Repurchase Program). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the credit facility. As of January 30, 2005, the Company had purchased and retired 1,084,600 shares of common stock for $8,869. All shares purchased by the Company under this program are retired.

(9)	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2005	2004	2003
Weighted average shares outstanding
(basic)	4,391,538	4,243,441	4,235,911
Effect of dilutive options to purchase
common stock	72,878	99,940	119,742

As adjusted for diluted
calculation	4,464,416	4,343,381	4,355,653

Employee stock options of 101,000 for the year ended February 2, 2003 are not included in the computation of diluted earnings because to do so would have been antidilutive for the period. Such options were dilutive to basic earnings per share in subsequent years.

(10)	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter
2005:
Net sales	$101,624	108,357	99,762	124,111
Gross margin	33,706	35,630	34,203	39,326
Earnings from
continuing operations	709	1,239	202	2,203
Net earnings	687	1,187	(46)	2,095
Net earnings per share (a):
Basic	0.16	0.27	(0.01)	0.47
Diluted	0.16	0.27	(0.01)	0.47

	First quarter	Second quarter	Third quarter	Fourth quarter
2004:
Net sales	$97,955	107,349	98,464	120,780
Gross margin	32,693	35,097	33,662	39,294
Earnings from
continuing operations	622	1,352	517	3,709
Net earnings	558	1,599	523	3,833
Net earnings per share (a):
Basic	0.13	0.38	0.12	0.89
Diluted	0.13	0.37	0.12	0.87

(a)	Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2005 and fiscal 2004 does not equal the total computed for the year.
(b)	The amounts shown for net sales, gross margin, and earnings from continuing operations for the first, second, and third quarters do not agree to previously reported amounts due to reclassifications that have been made for discontinued operations (see also note 1(n)).

(11)	Fair Value of Financial Instruments

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. For long-term debt, the fair value is estimated by discounting the future cash flows at rates currently available for similar types of debt instruments. Such fair value approximated the carrying value of long-term debt at February 1, 2004. For notes payable under revolving loan credit facility, fair value approximates the carrying value due to the variable interest rate.

For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(12)	Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $673, $679, and $683 in fiscal 2005, 2004, and 2003, respectively.

During fiscal 2005, 2004, and 2003, the Company paid a consulting firm $15, $270, and $178, respectively, to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

(13)	Subsequent Events

Subsequent to year-end, the Company announced that it would be closing 8 ALCO and 12 Duckwall stores. The Company anticipates that the aggregate cost to close these stores before income taxes will be in the range of $3,800 to $4,800. The 20 stores that are closing produced gross sales of $19,900 in fiscal year 2005.

On April 19, 2005, the Company reached an agreement with a significant stockholder to repurchase 399,362 shares of the Company’s common stock for approximately $7,200. These shares will be retired.

(14)	Business Operations and Segment Information

The Company’s business activities include operation of ALCO Discount Stores in towns with populations that are typically less than 5,000 not served by other regional or national retail discount chains, and Duckwall variety stores that offer a more limited selection of merchandise, which are primarily located in communities of less than 2,500 residents.

For financial reporting purposes, the Company has established two operating segments: “ALCO Discount Stores” and “All other,” which includes the Duckwall variety stores and other business activities, such as general office, warehouse, and distribution activities.

Segment Information

	2005	2004	2003
Net sales:
ALCO Discount Stores	$ 403,885	401,003	377,896
All other:
External	33,443	32,984	32,750
Intercompany	234,284	234,806	227,053

	$ 671,612	668,793	637,699

Depreciation and amortization:
ALCO Discount Stores	$ 4,060	4,265	4,073
All other	2,648	2,876	2,653

	$ 6,708	7,141	6,726

Income (expense) from continuing operations:
ALCO Discount Stores	$ 35,087	35,219	33,428
All other	(27,550)	(25,121)	(23,672)

	$ 7,537	10,098	9,756

Capital expenditures:
ALCO Discount Stores	$ 4,872	3,376	6,028
All other	1,673	899	1,594

	$ 6,545	4,275	7,622

Identifiable assets:
ALCO Discount Stores	$ 125,620	128,637	127,847
All other	37,917	38,856	42,053

	$ 163,537	167,493	169,900

Income from operations, as reflected in the above segment information, has been determined differently than income from operations in the accompanying consolidated statements of operations as follows:

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

Identifiable assets, as reflected in the above segment information, include cash and cash equivalents, receivables, inventory, property and equipment, and property under capital leases.

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	2005	2004	2003
Net sales per above segment information	$ 671,612	668,793	637,699
Intercompany elimination	(234,284)	(234,806)	(227,053)
Sales included in discontinued operations	(3,474)	(9,439)	(16,401)

Net sales per consolidated
statements of operations	$ 433,854	424,548	394,245

	2005	2004	2003
Income from continuing operations per
above segment information	$ 7,537	10,098	9,756
Property costs	—	—	85
Leases	269	179	133

Income from continuing
operations per consolidated
statements of operations	$ 7,806	10,277	9,974

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 9A. CONTROLS AND PROCEDURES.

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

        There were no changes in our internal control over financial reporting that occurred during the year ended January 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Election of Directors” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 1 of this Form 10-K. The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The Registrant’s Proxy Statement also contains under the caption “Code of Ethics” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Compensation Committee Report”, “Audit Committee Report”, and “Company Performance”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Ownership of Duckwall Common Stock” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, contains under the caption “Ratification of Selection of Independent Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules, and Exhibits

(1)	Consolidated Financial Statements The financial statements are listed in the index for Item 8 of this Form 10-K.

(b)	Exhibits

The exhibits filed with or incorporated by reference in this report are listed below:

Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

10.11	Employment Agreement dated December 28, 2000 between the Company and Glen L. Shank (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.13	Employment Agreement dated December 28, 2000 between the Company and James R. Fennema (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.14	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.15	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.16	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.17	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.18	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank.

10.19	Memorandum of Understanding, dated March 15, 2005 between the Company and Bruce C. Dale.

10.20	Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust.

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 29, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 29, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2005 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 29, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2005 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

by	/s/ Bruce C. Dale Bruce C. Dale, President and Chief Executive Officer

Dated: April 29, 2005

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Bruce C. Dale Bruce C. Dale President and Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/s/ Richard A. Mansfield Richard A. Mansfield Vice President - Finance and Treasurer (Principal Financial and Accounting Officer)	April 29, 2005

/s/ Warren H. Gfeller Warren H. Gfeller Director	April 29, 2005

/s/ Dennis A. Mullin Dennis A. Mullin Director	April 29, 2005

/s/ Lolan C. Mackey Lolan C. Mackey Director	April 29, 2005

/s/ Jeffrey J. Macke Jeffrey J. Macke Director	April 29, 2005

/s/ Robert L. Ring Robert L. Ring Director	April 29, 2005