Form 10-Q
period 2005-05-01
DUCKWALL ALCO STORES INC
filed 2005-06-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        4,085,992 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of May 1, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	May 1, 2005 (Unaudited)	January 30, 2005
Current assets:
Cash and cash equivalents	$3,294	$1,200
Receivables	2,052	1,734
Refundable income tax	1,637	0
Inventories	127,655	129,486
Prepaid expenses	2,154	2,644
Property held for sale	589	0

Total current assets	137,381	135,064

Property and equipment	86,657	88,008
Less accumulated depreciation	63,296	63,520

Net property and equipment	23,361	24,488

Property under capital leases	18,228	18,228
Less accumulated amortization	15,811	15,682

Net property under capital leases	2,417	2,546

Other non-current assets	71	89
Deferred income taxes	1,350	1,350

Total assets	$164,580	$163,537

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	May 1, 2005 (Unaudited)	January 30, 2005
Current liabilities:
Current maturities of capital lease obligations	856	856
Notes payable under revolving loan	6,081	0
Accounts payable	28,854	22,234
Income taxes payable	0	351
Accrued salaries and commissions	5,718	4,728
Accrued taxes other than income	5,359	4,367
Other current liabilities	6,996	6,183
Deferred income taxes	888	914

Total current liabilities	54,752	39,633
Notes payable under revolving loan	0	4,023
Capital lease obligations - less current maturities	3,512	3,726
Other noncurrent liabilities	1,449	1,479

Total liabilities	59,713	48,861

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,085,992 shares and 4,475,079 shares respectively	1	1
Additional paid-in capital	43,810	50,889
Retained earnings	61,056	63,786

Total stockholders’ equity	104,867	114,676

Total liabilities and stockholders’ equity	$164,580	$163,537

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended
	May 1, 2005	May 2, 2004
Net sales	$98,026	$95,351
Cost of sales	67,466	63,846

Gross margin	30,560	31,505

Selling, general and administrative	30,592	28,530
Depreciation and amortization	1,547	1,699

Total operating expenses	32,139	30,229

Operating income (loss) from continuing operations	(1,579)	1,276
Interest expense	210	282

Earnings (loss) from continuing operations before income taxes	(1,789)	994
Income tax expense (benefit)	(633)	378

Earnings (loss) from continuing operations	(1,156)	616
Earnings (loss) from discontinued operations, net of income tax	(1,574)	71

Net earnings (loss)	($2,730)	$687

Earnings (loss) per share
Basic
Continuing operations	($0.26)	$0.14
Discontinued operations	($0.36)	$0.02

Net earnings (loss)	($0.62)	$0.16

Diluted
Continuing operations	($0.26)	$0.14
Discontinued operations	($0.36)	$0.02

Net earnings (loss)	($0.62)	$0.16

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)

	For the Thirteen Week Periods Ended
	May 1, 2005	May 2, 2004
Cash Flows From Operating Activities:
Net earnings (loss)	($2,730)	$687
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities
(Increase) decrease in receivables	(318)	10
Decrease in prepaid expenses	490	606
Decrease (increase) in inventories	1,831	(9,497)
Depreciation and amortization	1,555	1,743
Loss on disposal of equipment	388	0
Amortization of debt financing costs	18	18
Increase in accounts payable	6,620	4,638
(Decrease) in income taxes payable	(1,985)	(1,551)
Increase (decrease) in accrued salary & commissions	990	(1,956)
Increase (decrease) in accrued taxes other than income	992	(63)
Decrease in deferred income taxes	(26)	(32)
Increase in other liabilities	783	117
Decrease in deferred revenue	0	(105)

Net cash provided by (used in) operating activities	8,608	(5,385)

Cash Flows From Investing Activities:
Capital expenditures	(1,276)	(1,062)

Net cash used in investing activities	(1,276)	(1,062)

Cash Flows From Financing Activities:
Decrease in revolving loan	2,058	6,788
Principal payments on long term notes	0	(130)
Principal payments on capital leases	(214)	(201)
Proceeds from exercise of stock options	106	435
Common stock repurchase	(7,188)	0

Net cash (used in) provided by financing activities	(5,238)	6,892

Net increase in cash	2,094	445
Cash and cash equivalents at beginning of period	1,200	1,084

Cash at end of period	$3,294	$1,529

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$3	$0

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Amounts)

(1)	Basis of Presentation

        The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s fiscal 2005 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2)	Principles of Consolidation

        The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3)	Stock-based Compensation

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net earnings (loss) and net earnings (loss) per share would have changed to the pro forma amounts indicated in the table below:

	For The Thirteen Week Periods Ended
	May 1, 2005	May 2, 2004
Net earnings (loss) as reported	($2,730)	$687
Pro forma stock-based employee compensation
cost, net of tax	($21)	(10)

Pro forma net earnings (loss)	($2,751)	$677

Earnings (loss) per share as reported:
Basic	($0.62)	$0.16
Diluted	($0.62)	$0.16
Earnings (loss) per share, pro forma:
Basic	($0.62)	$0.16
Diluted	($0.62)	$0.15

(4)	Earnings Per Share

        Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

        The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
May 1, 2005	4,437,969	4,437,969
May 2, 2004	4,320,213	4,424,174

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. As of May 1, 2005, the Company operated 184 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 93% of the Company’s sales for the first quarter of fiscal 2006.
•	the Duckwall Stores segment. As of May 1, 2005, the Company operated 75 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 7% of the Company’s sales for the first quarter of fiscal 2006.

        The thirteen weeks ended May 1, 2005 and May 2, 2004 are referred to herein as the first quarter of fiscal 2006 and 2005, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

        Strategy. The Company’s overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition, its strategy does not preclude it from entering competitive markets. Even in non-competitive markets, competition still exists, as the Company’s customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

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

        The Company has evaluated the costs and benefits of upgrading its current point-of-sale systems. The Company’s project team has selected a new point-of-sale system and is negotiating a contract with the various software and hardware vendors. The goal is to pilot the new system in one store during the second half of fiscal 2006. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

        The Company, when appropriate, implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. Over the last four years, the Company has rolled out an improved merchandise mix, with greater emphasis on consumables and everyday low values that are highlighted through a new and more dominant sign program. In fiscal 2005, the Company converted its first three ALCO stores to an “ALCO Market Place” store. This new format devotes approximately one fourth of its floor space to a limited, but greatly expanded assortment of foods, including produce, dry goods and products displayed in freezers and coolers. During the first quarter of fiscal 2006, three additional stores were converted to the Market Place format, bringing the total number of stores with the Market Place format to six. The Company continues to evaluate the results of this new concept, and intends to use successful elements of the format in stores that haven’t been converted to that format.

        The Company is also proactive in looking for and implementing ways to improve the bottom line through expense reductions in selling, general and administrative expenses (“SG&A”). The Company finalized its restructuring plan on April 28, 2005 and on May 3, 2005, the Company publicly announced the restructuring. The restructuring is designed to help the Company more effectively compete in today’s competitive retail environment. As a part of the restructuring, 46 corporate positions were eliminated, which will result in an annualized savings of approximately $2,200. One-time costs associated with the restructuring were approximately $734. Other examples of proactive measures the Company has taken to control expenses include efforts to reduce rapidly escalating workers compensation expenses and medical insurance costs, as discussed under the heading “Critical Accounting Policies.”

        The Company’s top priority is improving stockholder value and it has taken aggressive actions over the years to achieve that objective, including the engagement of top advisers to help identify opportunities to improve its performance. In the second half of Fiscal 2005, the Company engaged a business advisory firm to do a strategic and operational review of the Company. Based upon the report’s conclusions and recommendations, Company management plans to develop short and long-term initiatives to improve its performance. The Company’s management, the Board and other advisors will also examine other means of enhancing stockholder value.

        Recent Events. On March 17, 2005, the Company announced that, as part of its initiatives designed to improve performance of the Company for its shareholders, it will be closing 8 ALCO and 12 Duckwall stores that do not meet the Company’s minimum return on investment threshold. The process to close these stores began immediately, and the Company expects it will take approximately three months to complete. The Company has engaged Gordon Brother Retail Partners, LLC to assist in the orderly inventory liquidation and to help minimize the total cost of closing these stores. The Company’s primary lender, Fleet Retail Group, Inc., has consented to these closings. The Company estimates that pursuant to these store closings, it will liquidate approximately $6,500 of inventory. Of the stores being closed, the Company owns the property on which two ALCO stores are located and leases the properties for the remaining 18 stores. The company anticipates that the aggregate cost to close these stores, before income taxes, will be in the range of $3,800 to $4,800. The majority of that expense will be recorded in the first and second quarters of Fiscal Year 2006. The twenty stores that are closing produced gross sales of $19,900 in Fiscal Year 2005, and employed approximately 260 associates.

        On April 19, 2005, the Company reached an agreement with a significant stockholder to repurchase 399,362 shares of the Company’s Common Stock for approximately $7,200. These shares will be retired. The Board of Directors approved this transaction and increased the number of shares the Company was authorized to repurchase by 399,362.

        Key Items in Fiscal 2006. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the first quarter of fiscal 2006 were:

•	Net sales increased 2.8% to $98,000. Same store sales decreased 0.1% compared to the prior year.
•	Gross margin decreased to 31.2% of sales, compared to 33.0% in the prior year first quarter.
•	Earnings (loss) per share was ($0.62) in the first quarter of fiscal 2006 compared to earnings of $.16 per share in the prior year first quarter.
•	The Company announced that it will close 20 stores that do not meet its minimum ROI thresholds.

        Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period. While the same store sales for all Company stores decreased 0.1% compared to the first quarter last year, the ALCO stores in non-competitive markets, which represent 144 of the ALCO stores as of the end of the first quarter, increased 0.1%, and the Duckwall stores sales increased 2.6% during the first quarter of fiscal 2006.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent decreased to 31.2% of sales in the first quarter of fiscal 2006, compared to 33.0% in the first quarter of fiscal 2005.

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations was reduced to ($0.26) per diluted share for the first quarter of fiscal 2006, compared to $0.14 per diluted share for the first quarter of the prior fiscal year.

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

CRITICAL ACCOUNTING POLICIES

        Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of May 1, 2005 and May 2, 2004, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $901 and $741, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $200. Medical insurance expenses began to spike upwards in the first half of the fiscal year 2005. The Company has responded to this situation by taking steps to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs. The expenses for the first quarter of fiscal 2006 were slightly higher than the Company anticipated. If the Company continues to experience higher costs, we may consider additional steps to control future medical insurance costs.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2005 Compared to Thirteen Weeks Ended May 2, 2004.

        The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the first quarter of fiscal 2006 the Company opened one Duckwall store, and converted three ALCO stores into ALCO Market Place stores. Two ALCO stores and six Duckwall stores were closed in the current period. The operations of stores closed in the current and prior year, as well as the operations of eight ALCO stores and six Duckwall stores that are still in the process of closing, have been reflected as discontinued operations in all periods presented. As of May 1, 2005 over 88% of the Company’s 259 stores are in non-competitive markets.

        Net Sales

        Net sales for the first quarter of fiscal 2006 increased $2,675 or 2.8% to $98,026 compared to $95,351 for the first quarter of fiscal 2005. Same store sales decreased 0.1% when compared with the prior year. The Company believes that sales were unfavorably impacted by an unusually cool and rainy spring, resulting in lower than expected sales in the spring merchandise categories.

        Gross Margin

        Gross margin for the first quarter of fiscal 2006 decreased $945 or 3.0% to $30,560 compared to $31,505 in the first quarter of fiscal 2005. Gross margin as a percentage of sales was 31.2% for the first quarter of fiscal 2006 compared to 33.0% for the first quarter of fiscal 2005. The decrease in the gross margin percentage was due primarily to higher markdowns due the Company’s efforts to lower its inventory, as well as taking more aggressive markdown action in-season to clear out seasonal merchandise. Also negatively impacting the gross margin percentage were higher transportation costs resulting from higher fuel prices.

        SG&A

        Selling, general and administrative expense increased $2,062 or 7.2% to $30,592 in the first quarter of fiscal 2006 compared to $28,530 in the first quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 2006 were 31.2%, compared to 29.9% in the first quarter of fiscal 2005. The increase in the selling, general and administrative expense percentage was largely one-time costs of approximately $734 associated with the Company’s restructuring and workforce reduction. Other one-time costs impacting operating expenses for the quarter were costs associated with the retirement of the former Chief Executive Officer and hiring of the new Chief Executive Officer, which amounted to $338.

        Depreciation and Amortization

        Depreciation and amortization expense decreased $152 or 9.0% to $1,547 in the first quarter of fiscal 2006 compared to $1,699 in the first quarter of fiscal 2005. The decrease is primarily due to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal year 1997.

        Operating Income

        Operating income from continuing operations decreased $2,855 or 223.8% to ($1,579) in the first quarter of fiscal 2006 compared to $1,276 in the first quarter of fiscal 2005. The combination of reduced margins and increased Selling, General, and Administrative costs resulted in the large reduction in operating income. Operating income from continuing operations as a percentage of net sales was (1.6%) in the thirteen week period ending May 1, 2006 compared to 1.3% for the thirteen week period of the prior fiscal year.

        Interest Expense

        Interest expense decreased $72 or 25.5% to $210 in the first quarter of fiscal 2006 compared to $282 in the first quarter of fiscal 2005. The reduction in interest expense was due primarily to lower levels of borrowing for the thirteen week period of fiscal 2005.

        Income Taxes

        The Company’s effective tax rate for the first quarter of fiscal 2006 was 35.4%, compared to 38.0% in the first quarter of fiscal 2005. The effective tax rate was higher in the prior year, as certain employment tax credits had expired. These credits were subsequently reinstated, and the prior year’s tax rate was adjusted at that time.

        Earnings (loss) from Continuing Operations

        Earnings (loss) from continuing operations for the first quarter of fiscal 2006 were ($1,156), a decrease of $1,772 or 287.7% from the earnings from continuing operations of $616 for the first quarter of fiscal 2005. The decrease was a result of the reduced operating income as discussed above.

        Earnings (Loss) from Discontinued Operations

        Loss from discontinued operations, net of income tax, was $1,574 in the first quarter of fiscal 2006, compared to an income from discontinued operations of $71 in the first quarter of fiscal 2005. The increase in loss from discontinued operations was the result of the decision to close twenty stores in the first quarter of fiscal 2006, compared to three store closings in the prior fiscal year. The operations of closed stores have been reflected as discontinued operations in all periods presented.

        Net Earnings (Loss)

        Net loss for the first quarter of fiscal 2006 was $2,730, a decrease of $3,417 or 497.4% from the net earnings of $687 in the first quarter of fiscal 2005. Diluted net loss per share for the first quarter of fiscal 2006 was $0.62, a decrease of $0.78, or 487.5% from the diluted net earnings per share of $0.16 in the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

        At May 1, 2005 working capital (defined as current assets less current liabilities) was $82,629 compared to $95,431 at the end of fiscal 2005. The reduction in working capital was attributable to the reclassification of the revolving loan as current, as it is due in April 2006, and the reduction in inventory due to the decision to close twenty stores. The Company and its lender, Bank of America, agreed to extend the revolving loan credit facility on June 1, 2006. The loan will be due on April 15, 2010.

        The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2010. As of May 1, 2005, the Company has borrowed $6,081 under this facility. The lender had also issued letters of credit aggregating $3,610 at such date on behalf of the Company.

        Cash provided by (used in) operating activities in the thirteen week period of fiscal 2006 and 2005 was $8,608 and ($5,385) respectively. The increase in the amount of cash provided by operating activities in the thirteen week period of fiscal 2006 compared to the thirteen week period of fiscal 2005 was primarily due to a decrease in inventory, a larger increase in accounts payable, and an increase in accrued salary and commission.

        Total anticipated cash payments for acquisition of property and equipment in fiscal 2006, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $10,000. Cash used in investing activities (including acquisitions and remodeling) in the thirteen week period of fiscal 2006 and 2005 totaled $1,276 and $1,062, respectively, which were used primarily for those same purposes.

        The Company (used) generated cash from financing activities in the thirteen week period of fiscal 2006 and 2005 of ($5,238) and $6,892 respectively. Borrowings on the revolving loan generated $2,058 during the thirteen week ended May 1, 2006, compared to $6,788 during the thirteen week period of the prior fiscal year. Cash was used to purchase and retire 399,362 shares of Common Stock during the thirteen week period of fiscal 2006 for $7,188. In addition to the current purchase of stock, the Board of Directors of the Company has authorized the Company to repurchase up to 1,411,000 other shares, of which 1,084,600 shares had been purchased as of May 1, 2005. The Company continues to evaluate the timing and pricing of future share repurchases.

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

Segment Information	For The Thirteen Week Periods Ended
	May 1, 2005	May 2, 2004
Net Sales:
ALCO Discount Stores	$91,006	$88,987
All Other
External	7,020	6,364
Intercompany	61,747	62,879

	$159,773	$158,230

Depreciation and Amortization
ALCO Discount Stores	$942	$958
All Other	605	741

	$1,547	$1,699

Income (expense) from Operations:
ALCO Discount Stores	$6,442	$8,230
All Other	(7,936)	(6,887)

	($1,494)	$1,343

Capital Expenditures:
ALCO Discount Stores	$1,068	$501
All Other	208	561

	$1,276	$1,062

Identifiable Assets:
ALCO Discount Stores	$127,082	$138,223
All Other	35,861	37,897

	$162,943	$176,120

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended
	May 1, 2005	May 2, 2004
Net sales per above segment information	$159,773	$158,230
Intercompany elimination	61,747	62,879

Net sales per consolidated statements
of operations	$98,026	$95,351

Income (loss) from operations per above segment information	($1,494)	$1,343
Leases	85	67

Income (loss) from operations per consolidated
statements of operations	($1,579)	$1,276

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

        As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on amounts outstanding under this facility as of May 1, 2005, the Company does not consider its exposure to interest rate risk to be material.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 1, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, June 10, 2005	/s/ Richard A. Mansfield Richard A. Mansfield Vice President - Finance, Chief Financial Officer Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate. (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and Bylaws described under 3.2 above.

10.11	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.13	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.15	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.18	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 28, 2004 and incorporated by reference).

10.19	Memorandum of Understanding, dated March 15, 2005 between the Company and Bruce C. Dale (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2005 and incorporated by reference).

10.20	Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 21, 2005 and incorporated by reference).

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 1, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 10, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 1, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

