Form 10-Q
period 2005-07-31
DUCKWALL ALCO STORES INC
filed 2005-09-13
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended July 31, 2005

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X      No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

        4,017,939 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of July 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	July 31, 2005	January 30, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,696	$1,200
Receivables	1,003	1,734
Refundable income tax	1,865	0
Inventories	118,718	129,486
Prepaid expenses	2,310	2,225
Property held for sale	577	0

Total current assets	127,169	134,645

Property and equipment	87,685	88,008
Less accumulated depreciation	63,464	63,520

Net property and equipment	24,221	24,488

Property under capital leases	18,228	18,228
Less accumulated amortization	15,941	15,682

Net property under capital leases	2,287	2,546

Other non-current assets	108	89
Deferred income taxes	1,350	1,350

Total assets	$155,135	$163,118

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	July 31, 2005	January 30, 2005
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	856	856
Accounts payable	25,037	22,234
Income taxes payable	0	351
Accrued salaries and commissions	5,319	4,728
Accrued taxes other than income	4,925	4,367
Other current liabilities	5,895	5,764
Deferred income taxes	916	914

Total current liabilities	42,948	39,214
Notes payable under revolving loan	4,495	4,023
Capital lease obligations - less current maturities	3,298	3,726
Other noncurrent liabilities	1,420	1,479

Total liabilities	52,161	48,442

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
4,017,939 shares and 4,475,079 shares respectively	1	1
Additional paid-in capital	42,211	50,889
Retained earnings	60,762	63,786

Total stockholders’ equity	102,974	114,676

Total liabilities and stockholders’ equity	$155,135	$163,118

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004

Net sales	$108,679	$102,286	$206,705	$197,637
Cost of sales	75,996	68,736	143,462	132,582

Gross margin	32,683	33,550	63,243	65,055

Selling, general and administrative	29,878	29,700	60,470	58,230
Depreciation and amortization	1,478	1,633	3,025	3,332

Total operating expenses	31,356	31,333	63,495	61,562

Operating income (loss) from continuing operations	1,327	2,217	(252)	3,493
Interest expense	245	279	455	561

Earnings (loss) from continuing operations before income taxes	1,082	1,938	(707)	2,932
Income tax expense (benefit)	383	737	(250)	1,114

Earnings (loss) from continuing operations	699	1,201	(457)	1,818
Earnings (loss) from discontinued operations, net of income tax	(993)	(14)	(2,567)	56

Net earnings (loss)	($294)	$1,187	($3,024)	$1,874

Earnings (loss) per share
Basic
Continuing operations	$0.17	$0.27	($0.11)	$0.42
Discontinued operations	($0.24)	$0.00	($0.60)	$0.01

Net earnings (loss)	($0.07)	$0.27	($0.71)	$0.43

Diluted
Continuing operations	$0.17	$0.27	($0.11)	$0.41
Discontinued operations	($0.24)	$0.00	($0.60)	$0.01

Net earnings (loss)	($0.07)	$0.27	($0.71)	$0.42

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)

	For the Twenty-Six Week Periods Ended
	July 31, 2005	August 1, 2004
Cash Flows From Operating Activities:
Net earnings (loss)	($3,024)	$1,874
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities
Decrease (increase) in receivables	731	(344)
Increase in prepaid expenses	(85)	(566)
Decrease (increase) in inventories	10,768	(1,408)
Depreciation and amortization	3,034	3,419
Loss on disposal of equipment	617	0
Amortization of debt financing costs	42	37
Increase (decrease) in accounts payable	2,803	(447)
Decrease in income taxes payable	(2,188)	(2,028)
Increase (decrease) in accrued salary & commissions	591	(1,290)
Increase in accrued taxes other than income	558	603
Decrease (increase) in deferred income taxes	2	(1)
Increase in other liabilities	72	563
Decrease in deferred revenue	0	(209)

Net cash provided by operating activities	13,921	203

Cash Flows From Investing Activities:
Capital expenditures	(3,703)	(3,280)

Net cash used in investing activities	(3,703)	(3,280)

Cash Flows From Financing Activities:
Increase in revolving loan	472	4,046
Refinancing costs on revolving loan	(61)	0
Principal payments on long term notes	0	(262)
Principal payments on capital leases	(428)	(401)
Proceeds from exercise of stock options	280	659
Common stock repurchase	(8,985)	0

Net cash (used in) provided by financing activities	(8,722)	4,042

Net increase in cash	1,496	965
Cash and cash equivalents at beginning of period	1,200	1,084

Cash at end of period	$2,696	$2,049

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$27	$211

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

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net earnings (loss) as reported	($294)	$1,187	($3,024)	$1,874
Pro forma stock-based employee compensation
cost, net of tax	(58)	(9)	(79)	(19)

Pro forma net earnings (loss)	($352)	$1,178	($3,103)	$1,855

Earnings (loss) per share as reported:
Basic	($0.07)	$0.27	($0.71)	$0.43
Diluted	($0.07)	$0.27	($0.71)	$0.42
Earnings (loss) per share, pro forma:
Basic	($0.09)	$0.27	($0.73)	$0.43
Diluted	($0.09)	$0.26	($0.73)	$0.42

(4)	Earnings Per Share

        Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

        The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
July 31, 2005	4,066,479	4,101,105
August 1, 2004	4,367,122	4,464,746

Twenty-Six Weeks Ended

July 31, 2005	4,252,224	4,252,224
August 1, 2004	4,343,668	4,444,460

(5)	Reclassifications

        Certain prior year amounts have been reclassified to conform with current presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. As of July 31, 2005, the Company operated 178 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 93% of the Company’s sales for the second quarter of fiscal 2006.
•	the Duckwall Stores segment. As of July 31, 2005, the Company operated 69 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 7% of the Company’s sales for the second quarter of fiscal 2006.

        The thirteen weeks ended July 31, 2005 and August 1, 2004 are referred to herein as the second quarter of fiscal 2006 and 2005, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

        The Company has evaluated the costs and benefits of upgrading its current point-of-sale, merchandising, human resources/payroll and financial systems. The Company’s project team has selected the hardware and software and entered into agreements with the respective vendors. Implementation is currently underway. The goal is to go live on the human resources/payroll and financial systems during the fourth quarter of fiscal 2006. The pilot of the new point-of-sale system in five stores and go live on the merchandising system is expected in the first quarter of fiscal 2007, with roll out of the point-of-sale system to all stores later that year. This represents an investment of approximately $8.9 million for hardware and software in fiscal 2006, and an investment of an additional $10.2 million in fiscal 2007, as the point-of-sale systems are rolled out to all existing stores. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

        The Company, when appropriate, implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. The Company is changing its focus from consumable products that carry a lower margin to higher margin soft goods. This includes more fashion apparel that will appeal to a broad base of customers. The Company is also adding new items to its assortments and has made changes to its advertising program that reduces the number of items advertised, but increases the frequency of the advertising.

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

        The Company’s top priority is improving stockholder value and it has taken aggressive actions over the years to achieve that objective, including the engagement of top advisers to help identify opportunities to improve its performance. Company management is currently developing short and long-term initiatives to improve its performance. The Company’s management, the Board and other advisors will also examine other means of enhancing stockholder value.

        Recent Events. As of July 31, 2005, the Company’s market capital held by non-affiliates exceeded $75,000. Thus, the Company is an accelerated filer. On March 17, 2005, the Company announced that, as part of its initiatives designed to improve performance of the Company for its shareholders, it would be closing 8 ALCO and 12 Duckwall stores that do not meet the Company’s minimum return on investment threshold. The process to close these stores was completed on schedule in early June 2005. Of the stores being closed, the Company owns two ALCO stores and leases the properties for the remaining 18 stores. The cost to close these stores, before income taxes, was approximately $2,000 in the first quarter and approximately $1,600 in the second quarter. The total cost to close the stores was at the low end of the previously announced estimated cost. The twenty stores that closed produced gross sales of $19,900 in Fiscal Year 2005, and employed approximately 260 associates.

        During the second quarter of fiscal 2006, the Company purchased and retired 83,571 shares of the Company’s Common Stock for an average price of $21.50. Also, as previously announced, on April 19, 2005, the

Company reached an agreement with a significant stockholder to repurchase 399,362 shares of the Company’s Common Stock for approximately $7,200. These shares were also retired. The Board of Directors at its August 23, 2005 meeting adopted a Rule 10b-5 and 10b-18 Agreement and expects to continue to repurchase shares pursuant to this agreement and as other permissible opportunities arise.

        Key Items in Fiscal 2006. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the second quarter of fiscal 2006 were:

•	Net sales increased 6.3% to $108,679. Same store sales increased 3.5% compared to the prior year.
•	Gross margin decreased to 30.1% of sales, compared to 32.8% in the prior year first quarter.
•	Earnings (loss) per share was ($0.07) in the second quarter of fiscal 2006 compared to earnings of $.27 per share in the prior year second quarter.

        Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period. Same store sales for all Company stores increased 3.5% compared to the second quarter last year. The ALCO same store sales increased 3.4%, and the Duckwall same store sales increased 4.7% during the second quarter of fiscal 2006.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent decreased to 30.1% of sales in the second quarter of fiscal 2006, compared to 32.8% in the second quarter of fiscal 2005.

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations was reduced to ($0.07) per diluted share for the second quarter of fiscal 2006, compared to $0.27per diluted share for the second quarter of the prior fiscal year.

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

CRITICAL ACCOUNTING POLICIES

        Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of July 31, 2005 and August 1, 2004, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $200 and $679, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

        Insurance: The Company considers determination of general insurance cost a critical accounting policy. As described below, the Company is essentially self insured for its workers compensation, medical insurance and general liability insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

Workers Compensation and General Liability. Starting June 1, 2003, the Company is essentially self insured for workers compensation and general liability claims due to large deductibles on its policies. At the beginning of the initial plan year the Company’s underwriter and actuaries retained by the Company’s insurance brokers, provided the Company with a reasonable estimate for expense accruals. After the plan year ended on May 31, 2004, which was during the Company’s second fiscal quarter in fiscal 2005, these advisors informed the Company that previous reserves were inadequate due to escalating costs per claim. As a result of this change in estimate, in the second quarter in fiscal 2005, the Company had to increase its workers compensation and general liability reserves significantly and recorded additional expense of $463. After the plan year ended on May 31, 2005, which was during the Company’s second quarter in fiscal 2006, these advisors informed the Company that previous reserves were more than required due to fewer claims developing than anticipated. As a result of this change in estimate, in the second quarter in fiscal 2006, the Company had to decrease its workers compensation and general liability reserves significantly and recorded a reduction of expense of $901.

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $200. Medical insurance expenses began to spike upwards in the first half of the fiscal year 2005. The expenses for the second quarter of fiscal 2006 were slightly higher than the Company anticipated. The Company has responded to this situation by taking steps that are effective August 1, 2005 to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs.

        Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and professional judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government.

RESULTS OF OPERATIONS

Thirteen and Twenty-Six Weeks Ended July 31, 2005 Compared to Thirteen and Twenty-Six Weeks Ended August 1, 2004.

        The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the second quarter of fiscal 2006 the Company opened two new ALCO stores. Eight ALCO stores and six Duckwall stores were closed in the second quarter of fiscal 2006. Ten ALCO and twelve Duckwall stores were closed during the twenty-six week period ended July 31, 2005. The operations of stores closed in the current and prior year, have been reflected as discontinued operations in all periods presented. As of July 31, 2005 over 88% of the Company’s 247 stores are in non-competitive markets.

        Net Sales

        Net sales for the second quarter of fiscal 2006 increased $6,393 or 6.3% to $108,679 compared to $102,286 for the second quarter of fiscal 2005. Same store sales increased $3,492 or 3.5%. The ALCO same store sales increased 3.4%, and the Duckwall same store sales increased 4.7% during the second quarter of fiscal 2006. The Company has made the decision to liquidate seasonal product within the same season. Distressed inventory, including approximately $3,500 at retail of last year’s apparel has been eliminated. Markdowns that were taken to eliminate this inventory affected gross margin as discussed below. A number of factors contributed to the same store sales growth during the quarter, including liquidation of seasonal items discussed above, as well as expanded store operating hours, better in-stock position and new product offerings.

        Net sales for the twenty-six week period ending July 31, 2005 increased $9,068 or 4.6% to $206,705 compared to $197,637 in the comparable twenty-six week period of the prior fiscal year. Same store sales increased $3,385, or 1.7%. The ALCO same store sales increased 1.6%, and the Duckwall same store sales increased 3.7% during the twenty-six week period ending July 31, 2005. The majority of the same store sales growth came from operations in the second quarter, as described above.

        Gross Margin

        Gross margin for the second quarter of fiscal 2006 decreased $867 or 2.6% to $32,683 compared to $33,550 in the second quarter of fiscal 2005. Gross margin as a percentage of sales was 30.1% for the second quarter of fiscal 2006 compared to 32.8% for the second quarter of fiscal 2005. The decline in the gross margin percentage was due primarily to higher markdowns as mentioned above to liquidate seasonal inventory. Other factors affecting margin included higher shrink and transportation costs, offset by an improved mix of sales and higher markup on purchases.

        Gross margin for the twenty-six week period ended July 31, 2005 was $63,243, which was $1,812 or 2.8% lower than the prior fiscal year’s twenty-six week gross margin of $65,055. As a percent of net sales, gross margin was 30.6% for the twenty-six week period ending July 31, 2005, compared to 32.9% for the twenty-six week period of the prior fiscal year. The decrease in gross margin percentage was due primarily to higher markdowns due to the Company’s efforts to lower its inventory, as well as taking more aggressive markdown action in-season to clear out seasonal merchandise as discussed above. Also negatively impacting the gross margin percentage were higher transportations costs resulting from higher fuel prices and higher shrinkage costs.

        SG&A

        SG&A expense increased $178 or 0.6% to $29,878 in the second quarter of fiscal 2006 compared to $29,700 in the second quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2006 were 27.5%, compared to 29.0% in the second quarter of fiscal 2005. A significant factor in this decrease was general insurance costs, which decreased $1,300 (1.2% of sales), primarily due to an adjustment in the Company’s insurance reserves for workers compensation and general liability insurance as a result of revised actuarial estimates. The Company also experienced savings of $550 resulting from the workforce reduction at the corporate office that occurred at the beginning of May 2005. The Company also had lower store remodeling costs and lower incentive compensations costs. These were partially offset by a reduction in income related to layaways as a result of a one-time $275 reduction in expenses related to layaways last year, while there was no such adjustment in this year’s second quarter. Increases in costs associated with the Company’s store manager training program and compliance with Sarbanes-Oxley also negatively impacted the second quarter of fiscal 2006.

        SG&A expense increased $2,240 or 3.8% to $60,470 for the twenty-six week period ended July 31, 2005 compared to $58,230 for the comparable twenty-six week period of the prior fiscal year. Selling, general and administrative expense as a percent of net sales was 29.3% for the twenty-six week period ending July 31, 2005 compared to 29.5% for the twenty-six week period of the prior fiscal year. The decrease in the selling, general and administrative expense percentage described above for the second quarter was offset by one-time costs incurred in the first quarter associated with the workforce reduction, and the costs associated with the retirement of the former Chief Executive Officer and the hiring of the new Chief Executive Officer.

        Depreciation and Amortization

        Depreciation and amortization expense decreased $155 or 9.5% to $1,478 in the second quarter of fiscal 2006 compared to $1,633 in the second quarter of fiscal 2005. Depreciation and amortization expense decreased $307 or 9.2% to $3,025 for the twenty-six week period ended July 31, 2005 compared to $3,332 in the comparable twenty-six week period of the prior fiscal year. The decrease is primarily due to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal year 1997.

        Operating Income

        Operating income from continuing operations decreased $890 or 40.1% to $1,327 in the second quarter of fiscal 2006 compared to $2,217 in the second quarter of fiscal 2005. Operating income from continuing operations as a percentage of net sales was 1.2% in the second quarter of fiscal 2006 compared to 2.2% in the second quarter of fiscal 2004. The reduction in gross margin as described above had the largest impact on the reduced operating income.

        Operating income from continuing operations decreased $3,745 or 107.2% to ($252) for the twenty-six week period ended July 31, 2005 compared to $3,493 in the comparable twenty-six week period of the prior fiscal year. The reduction in gross margin as described above had the largest impact on the reduced operating income.

        Interest Expense

        Interest expense decreased $34 or 12.2% to $245 in the second quarter of fiscal 2006 compared to $279 in the second quarter of fiscal 2005. Interest expense decreased $106 or 18.9% to $455 for the twenty-six week period ended July 31, 2005 compared to $561 in the comparable twenty-six week period of the prior fiscal year. The reduction in interest expense was due primarily to lower borrowing levels for both the thirteen and twenty-six week periods of fiscal 2006. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

        Income Taxes

        Income taxes were $383 in the second quarter of fiscal 2006 compared to $737 in the second quarter of fiscal 2006. The effective tax rate was 35.4% in the thirteen and twenty-six week periods of fiscal 2006 compared to 38.0% in the thirteen and twenty-six week periods of fiscal 2005. The effective tax rate for fiscal 2005 was reduced to 37.0% (retroactive to the beginning of the fiscal year) in the third quarter of that fiscal year when legislation was passed to reinstate the work opportunity tax credit.

        Earnings from Continuing Operations

        Earnings from continuing operations for the second quarter of fiscal 2006 were $699, a decrease of $502 or 41.8% from the earnings from continuing operations of $1,201 for the second quarter of fiscal 2005. Earnings from continuing operations for the twenty-six week period ended July 31, 2005 were ($457), a decrease of $2,275 or 125.1 % compared to $1,818 in the comparable twenty-six week period of the prior fiscal year.

        Loss from Discontinued Operations

        Loss from discontinued operations, net of income tax, was $993 in the second quarter of fiscal 2006, compared to a loss of $14 in the second quarter of fiscal 2005. The operations of closed stores have been reflected as discontinued operations in all periods presented. Loss from discontinued operations, net of income tax, was $2,567 for the twenty-six week period ended July 31, 2005, compared to income of $56 in the comparable twenty-six week period of the prior fiscal year. The increase in loss from discontinued operations was the result of closing a total of twenty-two stores in fiscal 2006, compared to three store closings in the prior fiscal year.

        Net Earnings (loss)

        Net loss for the second quarter of fiscal 2006 was $294, a decrease of $1,481 or 124.8% from the net earnings of $1,187 in the second quarter of fiscal 2005. Diluted net loss per share for the second quarter of fiscal 2005 was $0.07, a decrease of $0.34, or 125.9% from the diluted net earnings per share of $0.27 in the second quarter of fiscal 2005. The primary reason for the decrease in net earnings was the decrease in gross margin and the Loss from Discontinued Operations as discussed previously.

        Net loss for the twenty-six week period ended July 31, 2005 was $3,024, a decrease of $4,898 or 261.4% compared to net earnings of $1,874 in the comparable twenty-six week period of the prior fiscal year. Diluted net loss per share for the twenty-six week period ended July 31, 2005 was $0.71, a decrease of $1.13 or 269.0% compared to earnings of $0.42 per share in the comparable twenty-six week period or the prior fiscal year. The reasons for this decrease are primarily the same as those described for the thirteen-week period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

        At July 31, 2005 working capital (defined as current assets less current liabilities) was $84,221 compared to $95,431 at the end of fiscal 2005. The reduction in working capital was primarily attributable to the reduction in inventory due to the decision to close twenty-two stores. On June 1, 2005 the Company and its lender, Bank of America, agreed to extend the revolving loan credit facility. The credit facility, which was due on April 15, 2006, will now be due on April 15, 2010.

        The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2010. As of July 31, 2005, the Company has borrowed $4,495 under this facility. The lender had also issued letters of credit aggregating $4,580 at such date on behalf of the Company.

        Cash provided by operating activities in the twenty-six week period of fiscal 2006 and 2005 was $13,921 and $203 respectively. The increase in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2006 compared to the twenty-six week period of fiscal 2005 was primarily due to a decrease in inventory, a larger increase in accounts payable, and an increase in accrued salary and commission.

        The Company has revised its total anticipated cash payments for acquisition of property and equipment in fiscal 2006 due to the large outlay for hardware and software for upgrading its point-of-sale, merchandising, human resources/payroll, and financial systems. Total anticipated cash payments for the hardware and software, as well as for store buildings and store and warehouse fixtures and equipment are approximately $19,000. Cash used in investing activities (including acquisitions and remodeling) in the twenty-six week period of fiscal 2006 and 2005 totaled $3,703 and $3,280, respectively, which were used primarily for those same purposes.

        The Company (used) generated cash from financing activities in the twenty-six week period of fiscal 2006 and 2005 of ($8,722) and $4,042 respectively. Borrowings on the revolving loan generated $472 during the twenty-six week ended July 31, 2006, compared to $4,046 during the twenty-six week period of the prior fiscal year. Cash was used to purchase and retire 482,933 shares of Common Stock during the twenty-six week period of fiscal 2006 for $8,985. The Board of Directors of the Company has authorized the Company to repurchase up to 1,810,362 shares, of which 1,567,533 shares had been purchased as of July 31, 2005. On August 23, 2005, the Company entered into a Rule 10b5-1 and 10b-18 Stock Repurchase Agreement. Under this agreement, the Company will purchase up to 50,000 shares of its Common Stock at or below prevailing market prices, but for an aggregate purchase price not to exceed $1,250.

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

Segment Information	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net Sales:
ALCO Discount Stores	$100,681	$94,960	$191,687	$183,947
All Other
External	7,998	7,326	15,018	13,690
Intercompany	52,035	50,668	113,782	113,547

	$160,714	$152,954	$320,487	$311,184

Depreciation and Amortization
ALCO Discount Stores	$965	$1,042	$1,907	$2,000
All Other	513	591	1,118	1,332

	$1,478	$1,633	$3,025	$3,332

Income (expense) from Operations:
ALCO Discount Stores	$7,485	$9,183	$13,927	$17,413
All Other	(6,074)	(6,898)	(14,010)	(13,785)

	$1,411	$2,285	($83)	$3,628

Capital Expenditures:
ALCO Discount Stores	$1,650	$1,580	$2,718	$2,081
All Other	777	638	985	1,199

	$2,427	$2,218	$3,703	$3,280

Identifiable Assets:
ALCO Discount Stores	$120,907	$131,578	$120,907	$131,578
All Other	34,228	39,317	34,228	39,317

	$155,135	$170,895	$155,135	$170,895

Income from operations as reflected in the above segment information has been determined differently than income from operations in the accompanying consolidated statements of operations as follows:

Intercompany Sales Intercompany sales represent transfers of merchandise from the warehouse to ALCO discount stores and Duckwall variety stores.

Intercompany Expense Allocations
General and administrative expenses incurred at the general office have not been allocated to the ALCO Discount Stores and All Other segments for purposes of determining income from operations for the segment information.

Warehousing and distribution costs including freight applicable to merchandise purchases, have been allocated to the ALCO Discount Stores and All Other segments based on the Company’s customary method of allocation for such costs (primarily as a stipulated percentage of merchandise purchases).

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Twenty-Six Week Periods Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net sales per above segment information	$160,714	$152,954	$320,487	$311,184
Intercompany elimination	52,035	50,668	113,782	113,547

Net sales per consolidated statements
of operations	$108,679	$102,286	$206,705	$197,637

Income (loss) from operations per above segment
information	$1,411	$2,285	($83)	$3,628
Leases	84	68	169	135

Income (loss) from operations per consolidated
statements of operations	$1,327	$2,217	($252)	$3,493

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

        As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on amounts outstanding under this facility as of July 31, 2005, the Company does not consider its exposure to interest rate risk to be material.

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

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, September 12, 2005	/s/ Richard A. Mansfield
Richard A. Mansfield Vice President - Finance, Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate. (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and Bylaws described under 3.2 above.

10.11	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.13	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.15	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.18	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 28, 2004 and incorporated herein by reference).

10.19	Employment Agreement dated August 1, 2005 between the Company and Bruce C. Dale (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2005, and incorporated herein by reference).

10.20	Memorandum of Understanding dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 22, 2005 and incorporated herein by reference).

10.21	2003 Duckwall-ALCO Stores, Inc. Incentive Stock Option Plan (filed as Appendix 3, Schedule 14-A for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.22	Second Amendment to Loan and Security Agreement dated as of June 1, 2005, between the Company and Bank of America, N.A.

10.23	Rule 10b-5 and 10b-18 Stock Purchase Agreement dated as of August 23, 2005 between the Company and Jefferies & Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 29, 2005, and incorporated herein by reference).

10.24	First Amendment to Employment Agreement dated as of August 23, 2005 between the Company and Bruce Dale (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2005, and incorporated herein by reference).

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 12, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 12, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 12, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 31, 2005 and is not treated as filed in reliance upon ss. 601(b)(32) of Regulations S-K.

