Form 10-Q
period 2005-10-30
DUCKWALL ALCO STORES INC
filed 2005-12-14
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        3.875,853 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of October 30, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	October 30, 2005	January 30, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,454	$1,200
Receivables	1,580	1,734
Refundable income tax	2,163	0
Inventories	138,601	129,486
Prepaid expenses	3,174	2,225
Property held for sale	577	0

Total current assets	149,549	134,645

Property and equipment	94,853	88,008
Less accumulated depreciation	63,328	63,520

Net property and equipment	31,525	24,488

Property under capital leases	18,228	18,228
Less accumulated amortization	16,070	15,682

Net property under capital leases	2,158	2,546

Other non-current assets	81	89
Deferred income taxes	1,350	1,350

Total assets	$184,663	$163,118

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	October 30, 2005	January 30, 2005
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	856	856
Accounts payable	34,727	22,234
Income taxes payable	0	351
Accrued salaries and commissions	4,366	4,728
Accrued taxes other than income	5,483	4,367
Other current liabilities	7,265	5,764
Deferred income taxes	865	914

Total current liabilities	53,562	39,214
Notes payable under revolving loan	27,304	4,023
Capital lease obligations - less current maturities	3,083	3,726
Other noncurrent liabilities	1,457	1,479

Total liabilities	85,406	48,442

Stockholders’ equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
3,875,853 shares and 4,475,079 shares respectively	1	1
Additional paid-in capital	38,681	50,889
Retained earnings	60,575	63,786

Total stockholders’ equity	99,257	114,676

Total liabilities and stockholders’ equity	$184,663	$163,118

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net sales	$101,117	$94,285	$307,822	$291,922
Cost of sales	68,445	61,742	211,802	193,521

Gross margin	32,672	32,543	96,020	98,401

Selling, general and administrative	31,251	29,878	91,907	88,231
Depreciation and amortization	1,428	1,624	4,372	4,835

Total operating expenses	32,679	31,502	96,279	93,066

Operating income (loss) from continuing operations	(7)	1,041	(259)	5,335
Interest expense	354	369	809	929

Earnings (loss) from continuing operations before income taxes	(361)	672	(1,068)	4,406
Income tax expense (benefit)	(276)	211	(526)	1,630

Earnings (loss) from continuing operations	(85)	461	(542)	2,776
Earnings (loss) from discontinued operations, net of income tax	(102)	(507)	(2,669)	(947)

Net earnings (loss)	($187)	($46)	($3,211)	$1,829

Earnings (loss) per share
Basic
Continuing operations	($0.02)	$0.10	($0.13)	$0.64
Discontinued operations	($0.03)	($0.11)	($0.64)	($0.22)

Net earnings (loss)	($0.05)	($0.01)	($0.77)	$0.42

Diluted
Continuing operations	($0.02)	$0.10	($0.13)	$0.62
Discontinued operations	($0.03)	($0.11)	($0.64)	($0.21)

Net earnings (loss)	($0.05)	($0.01)	($0.77)	$0.41

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Dollars in Thousands
(Unaudited)

	For the Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004
Cash Flows From Operating Activities:
Net earnings (loss)	($3,211)	$1,829
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities
Decrease (increase) in receivables	154	(508)
Increase in prepaid expenses	(949)	(596)
Increase in inventories	(9,115)	(17,608)
Depreciation and amortization	4,373	5,140
Loss on disposal of equipment	617	0
Amortization of debt financing costs	69	56
Increase in accounts payable	12,493	6,122
Decrease in income taxes payable	(2,466)	(2,333)
Decrease in accrued salary & commissions	(362)	(374)
Increase in accrued taxes other than income	1,116	819
Increase in deferred income taxes	(49)	(42)
Increase in other liabilities	1,479	1,732
Decrease in deferred revenue	0	(314)

Net cash provided by (used in) operating activities	4,149	(6,077)

Cash Flows From Investing Activities:
Capital expenditures: New stores	(4,879)	(2,312)
Technology	(5,931)	(444)
All other	(1,406)	(2,963)

Total capital expenditures	(12,216)	(5,719)
Proceeds from sale of property	0	767

Net cash used in investing activities	(12,216)	(4,952

Cash Flows From Financing Activities:
Increase in revolving loan	23,281	13,129
Refinancing costs on revolving loan	(61)	0
Principal payments on long term notes	0	(396)
Principal payments on capital leases	(643)	(601)
Proceeds from exercise of stock options	382	1,024
Common stock repurchase	(12,638)	(80)

Net cash provided by financing activities	10,321	13,076

Net increase in cash	2,254	2,047
Cash and cash equivalents at beginning of period	1,200	1,084

Cash at end of period	$3,454	$3,131

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$48	$292

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

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net earnings (loss) as reported	($187)	($46)	($3,211)	$1,829
Pro forma stock-based employee compensation cost, net of tax	(58)	(10)	(137)	(29)

Pro forma net earnings (loss)	($245)	($56)	($3,348)	$1,800

Earnings (loss) per share as reported:
Basic	($0.05)	($0.01)	($0.77)	$0.42
Diluted	($0.05)	($0.01)	($0.77)	$0.41
Earnings (loss) per share, pro forma:
Basic	($0.06)	($0.01)	($0.81)	$0.41
Diluted	($0.06)	($0.01)	($0.81)	$0.40

(4)	Earnings Per Share

        Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

        The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

October 30, 2005	3,969,754	3,969,754
October 31, 2004	4,415,926	4,473,897

Thirty-Nine Weeks Ended

October 30, 2005	4,158,068	4,158,068
October 31, 2004	4,367,754	4,454,273

(5)	Reclassifications

        Certain prior year amounts have been reclassified to conform with current presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. As of October 30, 2005, the Company operated 181 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 93% of the Company’s sales for the third quarter of fiscal 2006. Total selling square footage for the ALCO segment at the end of the third quarter of fiscal 2006 was 3,660,233.
•	the Duckwall Stores segment. As of October 30, 2005, the Company operated 69 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 7% of the Company’s sales for the third quarter of fiscal 2006. Total selling square footage for the Duckwall segment at the end of the third quarter of fiscal 2006 was 367,694.

        The thirteen weeks ended October 30, 2005 and October 31, 2004 are referred to herein as the third quarter of fiscal 2006 and 2005, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

        Strategy. The Company’s overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. Even in non-competitive markets, competition still exists, as the Company’s customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

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

        The Company has evaluated the costs and benefits of upgrading its current point-of-sale “POS”, merchandising, human resources/payroll and financial systems. The Company’s project team has selected the hardware and software and entered into agreements with the respective vendors. Implementation is currently underway. The Company went live on the human resources/payroll and financial systems during the third quarter of fiscal 2006. The Company’s goal is to conduct a pilot of the new POS system in five stores and go live on the merchandising system in the first quarter of fiscal 2007, with roll out of the POS system to all stores later that year. This represents an investment of approximately $8.9 million for hardware and software in fiscal 2006, and an investment of an additional $10.2 million in fiscal 2007, as the POS systems are rolled out to all existing stores. A required feature of this new POS system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

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

        Recent Events. On December 9, 2005, the Company provided Richard A. Mansfield, the Chief Financial Officer of the Company, with written notice that it would not be extending Mr. Mansfield’s employment agreement with the Company dated December 28, 2000, which was scheduled to terminate in February 2007 (“Employment Agreement”). This notice was provided in accordance with the terms of the Employment Agreement and Mr. Mansfield acknowledged in writing receipt of the notice. Mr. Mansfield’s employment was terminated on December 9, 2005. In connection with this change of management, on December 9, 2005 the Company promoted on an interim basis David W. Mills, the Company’s Vice President--Controller and Assistant Secretary, to the position of interim Chief Financial Officer. Mr. Mills has worked in the Company’s Finance Department for 20 years, of which the last seven years have been as Vice President -- Controller and Assistant Secretary. The Company anticipates that Mr. Mills will serve as the interim Chief Financial Officer until approximately March 15, 2006.

        As described more completely under Liquidity and Capital Resources-Subsequent Events, on December 1, 2005 and December 5, 2005, respectively, the Company entered into a POS software lease and a flexible lease financing proposal regarding the lease of POS hardware, including new POS terminals and centralized hardware. The POS software lease begins on January 1, 2006 and the POS hardware lease is to begin by September 30, 2006. The Company has already begun loading the POS software for its pilot program and this will be completed by December 31, 2005.

        As of July 31, 2005, the Company’s market capital held by non-affiliates exceeded $75,000. As a result, the Company is an accelerated filer. This will cause the Company to incur additional costs to document and test internal controls, as well as having those controls audited. Some of these costs were incurred in the third quarter of fiscal 2006, and additional costs will be incurred in the fourth quarter of fiscal 2006. These costs will be an on-going expense in all future fiscal years.

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

        During the third quarter of fiscal 2006, the Company purchased and retired 153,530 shares of the Company’s Common Stock for an average price of $23.81. Also, as previously announced, on April 19, 2005, the Company reached an agreement with a significant stockholder to repurchase 399,362 shares of the Company’s Common Stock for approximately $7,200. The Board of Directors at its August 23, 2005 meeting adopted a Rule 10b-5 and 10b-18 Stock Repurchase Agreement. On September 21, 2005, the Company terminated the Rule 10b5-1 and 10b-18 Stock Repurchase Agreement. On September 23, 2005, the Company entered into an oral agreement with Weeden & Company to purchase 117,945 shares for $23.73 per share of the Company’s common stock, par value $0.0001, plus a $0.04 a share commission. This transaction closed on September 26, 2005. On September 28, 2005, the Company entered into a new Rule 10b5-1 and 10b-18 Stock Repurchase Agreement. The Company acquired approximately 53,983 shares under these Rule 10b-5 and 10b-18 Stock Repurchase Agreements. The last such agreement will terminate by its terms on December 15, 2005. All shares repurchased were retired. The Company expects to continue to repurchase shares as other permissible opportunities arise.

        Key Items in Fiscal 2006. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the third quarter of fiscal 2006 were:

•	Net sales increased 7.2% to $101,117. Same store sales increased 4.3% compared to the prior year.
•	Gross margin decreased to 32.3% of sales, compared to 34.5% in the prior year third quarter.
•	Selling, general and administrative expenses were 30.9% of sales for the third quarter, compared to 31.7% in the prior year third quarter.
•	Earnings (loss) per share was ($0.05) in the third quarter, compared to earnings (loss) of ($.01) per share in the prior year third quarter.
•	Return on average equity was (0.19%) in the third quarter, compared to (0.04%) in the prior year third quarter.

        Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period (this may also be referred to as comparable stores). Same store sales for all Company stores increased 4.3% compared to the third quarter last year. The ALCO same store sales increased 4.4%, and the Duckwall same store sales increased 2.1% during the third quarter of fiscal 2006.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.

        Selling, general and administrative expenses are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations was reduced to a loss of ($0.02) per diluted share for the third quarter of fiscal 2006, compared to income of $0.10 per diluted share for the third quarter of the prior fiscal year.

        Return on average equity is a measure of how much income was produced on the average equity of the Company.

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

•	The Company’s ability to open and operate new stores effectively and efficiently on a profitable basis.
•	The Company’s ability to locate its ALCO stores in smaller retail markets where no competing full-line discount retail store is located within the primary trade area.
•	The success of deterring another competitor from entering the market after locating an ALCO store there.
•	Material increases in the cost of compliance with applicable laws or governmental regulations.
•	Loss of key employees such as the President, Bruce C. Dale, and the other executive officers of the Company.
•	The Company’s ability to implement and train employees on the new POS software and to meet the time tables set forth under the POS lease and the POS flexible lease financing proposal letter regarding the lease of POS hardware.
•	The Company’s ability to utilize technology upgrades to efficiently and effectively monitor its inventory levels.
•	The Company’s ability to react to consumer needs and trends on a timely basis.
•	General economic conditions of the small communities in which the Company’s stores are located.

CRITICAL ACCOUNTING POLICIES

        Inventory: As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of October 30, 2005 and October 31, 2004, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $200 and $610, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

        Insurance: The Company considers determination of general insurance cost a critical accounting policy. As described below, the Company is essentially self insured for its workers compensation, medical insurance and general liability insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants. As described below, actual costs may vary significantly from estimates:

Workers Compensation and General Liability. Starting June 1, 2003, the Company is essentially self insured for workers compensation and general liability claims due to large deductibles on its policies. At the beginning of the initial plan year the Company’s underwriter and actuaries retained by the Company’s insurance brokers, provided the Company with a reasonable estimate for expense accruals. After the plan year ended on May 31, 2004, which was during the Company’s third fiscal quarter in fiscal 2005, these advisors informed the Company that previous reserves were inadequate due to escalating costs per claim. As a result of this change in estimate, in the third quarter in fiscal 2005, the Company had to increase its workers compensation and general liability reserves significantly and recorded additional expense of $463. After the plan year ended on May 31, 2005, which was during the Company’s second quarter in fiscal 2006, these advisors informed the Company that previous reserves were more than required due to fewer claims developing than anticipated. As a result of this change in estimate, in the second quarter in fiscal 2006, the Company had to decrease its workers compensation and general liability reserves significantly and recorded a reduction of expense of $901.

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $200. Medical insurance expenses began to spike upwards in the first half of the fiscal year 2005. The expenses for the second quarter of fiscal 2006 were slightly higher than the Company anticipated. The Company has responded to this situation by taking steps that were effective August 1, 2005 to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs.

        Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and professional judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government. Actual results may vary significantly from the Company’s estimates and judgments because of the complexity of these tax laws.

RESULTS OF OPERATIONS

Thirteen and Thirty-nine Weeks Ended October 30, 2005 Compared to Thirteen and Thirty-nine Weeks Ended October 31, 2004.

        The Company continues to execute its basic strategy of opening stores in under-served markets that have no competition from national or regional full-line discount retailers. During the thirteen weeks ended October 30, 2005 (“third quarter of fiscal 2006”) the Company opened three new ALCO stores. No stores were closed in the third quarter of fiscal 2006. Ten ALCO and twelve Duckwall stores were closed during the thirty-nine week period ended October 30, 2005. The operations of stores closed in the current and prior year have been reflected as discontinued operations in all periods presented. As of October 30, 2005 over 88% of the Company’s 250 stores are in non-competitive markets.

        Net Sales

        Net sales for the third quarter of fiscal 2006 increased $6,832 or 7.2% to $101,117 compared to $94,285 for the thirteen weeks ended October 31, 2004 (“third quarter of fiscal 2005”). Same store sales increased $3,957 or 4.3%. The ALCO same store sales increased 4.4%, and the Duckwall same store sales increased 2.1% during the third quarter of fiscal 2006. During the second quarter of fiscal 2006, the Company began a process of eliminating seasonal carryover and distressed inventory. Markdowns that were taken to eliminate this inventory were completed in the third quarter, and affected gross margin as discussed below. A number of factors contributed to the same store sales growth during the quarter, including liquidation of distressed inventory discussed above, as well as expanded store operating hours, better in-stock position and new product offerings.

        Net sales for the thirty-nine week period ending October 30, 2005 increased $15,900 or 5.4% to $307,822 compared to $291,922 in the comparable thirty-nine week period of the prior fiscal year. Same store sales increased $7,344, or 2.5%. The ALCO same store sales increased 2.5%, and the Duckwall same store sales increased 3.2% during the thirty-nine week period ending October 30, 2005.

        Gross Margin

        Gross margin for the third quarter of fiscal 2006 increased $129 or 0.4% to $32,672 compared to $32,543 in the third quarter of fiscal 2005. Gross margin as a percentage of sales was 32.3% for the third quarter of fiscal 2006 compared to 34.5% for the third quarter of fiscal 2005. Of the decline in gross margin percentage of 220 basis points, 230 basis points ($2,300 or $0.38 per diluted share) was attributable to higher markdowns primarily in August and September as a result of the Company’s efforts to lower its levels of distressed inventory. Other factors affecting margin included higher shrink and transportation costs, offset in part by an improved mix of sales and higher markup on purchases.

        Gross margin for the thirty-nine week period ended October 30, 2005 was $96,020, which was $2,381 or 2.4% lower than the prior fiscal year’s thirty-nine week gross margin of $98,401. As a percent of net sales, gross margin was 31.2% for the thirty-nine week period ending October 30, 2005, compared to 33.7% for the thirty-nine week period of the prior fiscal year. Of the gross margin decline of 250 basis points, approximately 212 basis points ($6,500 or $1.02 per diluted share) are related to higher markdowns to reduce inventory levels, as discussed above. Also negatively impacting the gross margin percentage were higher transportations costs resulting from higher fuel prices and higher shrinkage costs.

        SG&A

        SG&A expense increased $1,373 or 4.6% to $31,251 in the third quarter of fiscal 2006 compared to $29,878 in the third quarter of fiscal 2005. While SG&A expense increased over the same period last year, as a percentage of net sales, SG&A expenses in the third quarter of fiscal 2006 declined to 30.9%, compared to 31.7% in the third quarter of fiscal 2005. Non-comparable stores contributed $1,158 to the increase. Expenses associated with the Company’s technology initiative increased $149, and professional fees of $461 incurred due the Company’s compliance with Section 404 of Sarbanes-Oxley also negatively impacted SG&A. Other SG&A expense categories declined by $395 even with normal inflationary cost increases, primarily as a result of the Company’s cost containment initiatives.

        SG&A expense increased $3,676 or 4.2% to $91,907 for the thirty-nine week period ended October 30, 2005 compared to $88,231 for the comparable thirty-nine week period of the prior fiscal year. SG&A expense as a percent of net sales reduced to 29.9% for the thirty-nine week period ending October 30, 2005 compared to 30.2% for the thirty-nine week period of the prior fiscal year. Non-comparable stores accounted for $2,676 of this increase, and professional fees incurred as a result of Section 404 of Sarbanes-Oxley contributed $616 of the increase. Expenses associated with the Company’s technology initiatives were $149 of the increase. Store pre-opening expenses increased $293. Other SG&A expense categories were subject to inflationary pressures, but those increases were offset by the Company’s cost containment initiatives.

        For additional analysis of SG&A, refer to “SG&A Detail; Certain Financial Measures” provided at the end of this section.

        Depreciation and Amortization

        Depreciation and amortization expense decreased $196 or 12.1% to $1,428 in the third quarter of fiscal 2006 compared to $1,624 in the third quarter of fiscal 2005. Depreciation and amortization expense decreased $463 or 9.6% to $4,372 for the thirty-nine week period ended October 30, 2005 compared to $4,835 in the comparable thirty-nine week period of the prior fiscal year. The decrease is primarily due to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal year 1997.

        Operating Income

        Operating income from continuing operations decreased $1,048 or 100.7% to ($7) in the third quarter of fiscal 2006 compared to $1,041 in the third quarter of fiscal 2005. Operating income from continuing operations as a percentage of net sales was 0.0% in the third quarter of fiscal 2006 compared to 1.1% in the third quarter of fiscal 2005 The reduction in gross margin as described above had the largest impact on the reduced operating income.

        Operating income from continuing operations decreased $5,594 or 104.9% to ($259) for the thirty-nine week period ended October 30, 2005 compared to $5,335 in the comparable thirty-nine week period of the prior fiscal year. While the reduction in gross margin as described above had the largest impact on the reduced operating income, the results of operations for non-comparable stores accounted for $424 of the reduction in operating income.

        Interest Expense

        Interest expense decreased $15 or 4.1% to $354 in the third quarter of fiscal 2006 compared to $369 in the third quarter of fiscal 2005. Interest expense decreased $120 or 12.9% to $809 for the thirty-nine week period ended October 30, 2005 compared to $929 in the comparable thirty-nine week period of the prior fiscal year. The reduction in interest expense was due primarily to lower borrowing levels for both the thirteen and thirty-nine week periods of fiscal 2006. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

        Income Taxes

        Income taxes were ($276) in the third quarter of fiscal 2006 compared to $211 in the third quarter of fiscal 2005. The effective tax rate of 35.4% in the thirteen and thirty-nine week periods of fiscal 2006 was reduced by a $149 adjustment in the third quarter of fiscal 2006 relating to work opportunity tax credits from prior years that became available. This compares to an effective tax rate of 38.0% in the thirteen and thirty-nine week periods of fiscal 2005. The effective tax rate for fiscal 2005 was reduced to 37.0% (retroactive to the beginning of the fiscal year) in the third quarter of that fiscal year when legislation was passed to reinstate the work opportunity tax credit.

        Earnings (loss) from Continuing Operations

        Earnings (loss) from continuing operations for the third quarter of fiscal 2006 were ($85), a decrease of $546 or 118.4% from the earnings from continuing operations of $461 for the third quarter of fiscal 2005. Earnings (loss) from continuing operations for the thirty-nine week period ended October 30, 2005 were ($542), a decrease of $3,318 or 119.5 % compared to $2,776 in the comparable thirty-nine week period of the prior fiscal year.

        Loss from Discontinued Operations

        Loss from discontinued operations, net of income tax, was $102 in the third quarter of fiscal 2006, compared to a loss of $507 in the third quarter of fiscal 2005. The operations of closed stores have been reflected as discontinued operations in all periods presented. Loss from discontinued operations, net of income tax, was $2,669 for the thirty-nine week period ended October 30, 2005, compared to a loss of $947 in the comparable thirty-nine week period of the prior fiscal year. The increase in loss from discontinued operations for the thirty-nine week period ended October 30, 2005 was the result of closing a total of twenty-two stores in fiscal 2006, compared to six store closings in the prior fiscal year.

        Net Earnings (loss)

        Net earnings (loss) for the third quarter of fiscal 2006 was ($187), a decrease of $141 or 306.5% from the net earnings (loss) of ($46) in the third quarter of fiscal 2005. Diluted net earnings (loss) per share for the third quarter of fiscal 2006 was ($0.05), a decrease of $0.04, from the diluted net earnings (loss) per share of ($0.01) in the third quarter of fiscal 2005.

        Net earnings (loss) for the thirty-nine week period ended October 30, 2005 was ($3,211), a decrease of $5,040 or 275.6% compared to net earnings of $1,829 in the comparable thirty-nine week period of the prior fiscal year. Diluted net earnings (loss) per share for the thirty-nine week period ended October 30, 2005 was ($0.77), a decrease of $1.18 or 287.8% compared to earnings of $0.41 per share in the comparable thirty-nine week period or the prior fiscal year. The reasons for this decrease are primarily the same as those described for the thirteen-week period.

SG&A Detail; Certain Financial Measures

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004

SG&A Expenses Breakout
General Office	3,700	4,334	12,627	12,403
Distribution Center	2,080	2,122	6,041	6,248
SPD Truck Lines	296	259	811	743
Asset Impairment	—	—	—	—
Comparable Stores SG&A	23,495	22,642	68,636	67,721
Non Comp Stores SG&A #	1,680	521	3,792	1,117

Final SG&A as reported on 3rd Qtr 10-Q	31,251	29,878	91,907	88,232

Return on Average Equity****	-0.19%	-0.04%	-3.04%	1.65%
(ROE)

Net Sales	101,117	94,286	307,822	291,922
SG&A as % of Sales	30.91%	31.69%	29.86%	30.22%

SG&A per average selling square foot	$ 7.93	$ 7.75	$ 23.46	$ 23.02
EBITDA**	1,420	2,665	4,112	10,170
EBITDA per average selling square foot***	$ 0.36	$ 0.69	$ 1.05	$ 2.65

Sales per average selling square feet*
ALCO	$ 26.28	$ 25.00	$ 80.44	$ 78.07
Duckwall	$ 19.09	$ 18.76	$ 59.38	$ 56.94
Total	$ 25.61	$ 24.43	$ 78.47	$ 76.11

Average Selling Square Feet*	3,972	3,857	3,918	3,833
Average Square Feet % Change	2.21%		2.21%

Total Stores Operating beginning of Period	247	266	266	264
Total Stores Operating end of Period	250	266	250	266
*	Average selling square feet is (beginning of period square feet plus end of period square feet) divided by 2.
**	EBITDA is earnings from continuing operations plus interest, taxes, depreciation and amortization.
***	EBITDA per selling square foot is calculated as EBITDA divided by selling square feet.
****	Return on average equity (ROE) is calculated as Net Earnings divided by average stockholders’ equity. Average Stockholders’ Equity is calculated as (beginning of period stockholders’ equity plus end of period stockholders’ equity) divided by 2
#	Non Comp Stores are those stores opened in Fiscal 2005 & Fiscal 2006.

Fiscal 2006 Third Quarter compared to Fiscal 2005 Third Quarter

General Office expenses for the third quarter Fiscal 2006 decreased $634, or 14.6%. The Company’s cost containment initiatives have produced reductions through out the corporate office, especially in payroll and travel. Other factors accounting for the reduction are professional services in Fiscal 2005 for a business advisory service that were not repeated in Fiscal 2006, reduction in the incentive compensation and profit sharing expense. These expenses were offset by the increase in professional services to comply with Section 404 of Sarbanes-Oxley.

Distribution center expenses for the third quarter of Fiscal 2006 decreased $42, or 2.0%. Employee health care benefits accounted for this reduction.

SPD Truck Line expenses for the third quarter Fiscal 2006 increased $37, or 14.3%. Increased cost of diesel fuel accounted for the increase.

Comparable stores SG&A for the third quarter Fiscal 2006 increased $853, or 3.8%. The increase is primarily due to an increase in advertising expense, utilities, and credit card fees; offset by reductions in store remodel expenses, outside services and supplies.

Non Comparable Stores SG&A for the third quarter Fiscal 2006 increased $1,159. Pre-opening expenses increased $293. The remainder of the increase was the direct expenses for the six new stores opened in Fiscal 2006.

Year to Date Fiscal 2006 Compared to Year to Date Fiscal 2005

General Office expenses year to date Fiscal 2006 increased $224, or 1.8%. Executive severance, directors fees, professional services related to Section 404 of Sarbanes-Oxley and recruiting and relocation expenses; offset by payroll due to Company restructuring, and health care benefits accounted for the expense increase.

Distribution center expenses year to date Fiscal 2006 decreased $207, or 3.3%. Supplies, employee health care, professional services and utilities accounted for these reductions.

SPD Truck Line expenses year to date Fiscal 2006 increased $68, or 9.2%. Diesel fuel, supplies and repairs and maintenance accounted for these increases.

Comparable stores SG&A year to date Fiscal 2006 increased $915, or 1.4%. Utilities, credit card fees, and advertising; offset by remodel expenses and outside maintenance services accounted for the variance to year to date Fiscal 2005.

Non Comparable Stores SG&A expenses year to date Fiscal 2006 increased $2,675. Pre-opening expense accounted for $297 of this increase. The remainder of the increase was the direct expenses for the six new stores opened in Fiscal 2006.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA and EBITDA per selling square foot to the earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended

	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004

Earnings (loss) from continuing operations	$(85)	$461	$(542)	$2,776

Plus interest	$354	$369	$809	$929

Plus taxes	$(276)	$211	$(526)	$1,630

Plus depreciation and amortization	$1,427	$1,624	$4,371	$4,835

=EBITDA	$1,420	$2,665	$4,112	$10,170

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended

	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004

Earnings (loss) from continuing operations per square foot	$(0.02)	$0.12	$(0.14)	$0.72

Plus interest per square foot	$0.09	$0.10	$0.21	$0.24

Plus taxes per square foot	$(0.07)	$0.05	$(0.13)	$0.43

Plus depreciation and amortization per	$0.36	$0.42	$1.12	$1.26
square foot

=EBITDA per selling square foot	$0.36	$0.69	$1.05	$2.65

LIQUIDITY AND CAPITAL RESOURCES

        The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, mortgage financing and vendor trade credit financing (increases in accounts payable).

        At October 30, 2006 working capital (defined as current assets less current liabilities) was $95,987 compared to $95,431 at the end of fiscal 2005.

        The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. On June 1, 2005 the Company and its lender, Bank of America, agreed to extend the revolving loan credit facility. The credit facility, which was due on April 15, 2006, will now be due on April 15, 2010. As of October 30, 2005, the Company has borrowed $27,304 under this facility. The lender had also issued letters of credit aggregating $4,079 at such date on behalf of the Company. Total borrowing available under the Company’s revolving loan at October 30, 2005 was $38,617.

        Cash provided by (used in) operating activities in the thirty-nine week period of fiscal 2006 and 2005 was $4,149 and ($6,077) respectively. The increase in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2006 compared to the thirty-nine week period of fiscal 2005 was primarily due to better inventory management. There is a usual build up in inventory for the Christmas season during the third quarter, but due to the store closings in fiscal 2006, inventory levels are below those of last year. This was partially offset by a larger increase in accounts payable, which was driven by a large amount of technology purchases that were payable at the end of the third quarter of fiscal 2006, as well as better terms with vendors.

        The Company has revised its total anticipated cash payments for acquisition of property and equipment in fiscal 2006 due to the large outlay for hardware and software for upgrading its point-of-sale, merchandising, human resources/payroll, and financial systems. Total anticipated cash payments for the hardware and software, as well as for store buildings and store and warehouse fixtures and equipment are approximately $19,000 for fiscal 2006. See “Subsequent Events” below. Cash used in investing activities (including acquisitions and remodeling) in the thirty-nine week period of fiscal 2006 and 2005 totaled $12,216 and $4,952, respectively, which were used primarily for those same purposes.

        The Company generated cash from financing activities in the thirty-nine week period of fiscal 2006 and 2005 of $10,321 and $13,076 respectively. Borrowings on the revolving loan generated $23,281 during the thirty-nine week ended October 30, 2006, compared to $13,129 during the thirty-nine week period of the prior fiscal year. Cash was used to purchase and retire 636,463 shares of Common Stock during the thirty-nine week period of fiscal 2006 for $12,638. The Board of Directors of the Company has authorized the Company to repurchase up to 1,810,362 shares, of which 1,721,063 shares had been purchased as of October 30, 2005. The Board of Directors at its August 23, 2005 meeting adopted a Rule 10b-5 and 10b-18 Stock Repurchase Agreement. On September 21, 2005, the Company terminated the Rule 10b5-1 and 10b-18 Stock Repurchase Agreement. On September 23, 2005, the Company entered into an oral agreement with Weeden & Company to purchase 117,945 shares for $23.73 per share of the Company’s common stock, par value $0.0001, plus a $0.04 a share commission. This transaction closed on September 26, 2005. On September 28, 2005, the Company entered into a new Rule 10b5-1 and 10b-18 Stock Repurchase Agreement. The Company acquired approximately 53,983 shares under these Rule 10b-5 and 10b-18 Stock Repurchase Agreements. The last such agreement will terminate by its terms on December 15, 2005. The Company expects to continue to repurchase shares as other permissible opportunities arise.

        The Company has financed its operating and capital requirements with a combination of borrowing on the revolver, capital and operating leases, and the use of working capital. The Company believes is has sufficient borrowing capacity from these sources to meets its operating and capital obligations.

Subsequent Events As described in more detail on the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2005, the Company entered into the following agreements with General Electric Capital Corporation (“GE”) on December 1, 2005, related to upgrading its POS software:

•	an Agency Agreement;
•	a Master Lease Agreement, No. 4168852;
•	a Lease Schedule to Master Lease;
•	Progress Payment Agreement Rider for Software and Implementation Services Related to the Duckwall POS Installation; and
•	An Amendment No. 1 to Master Lease.

All of the above listed documents are referred to in this document as the “Lease”. The effective date of the Lease is January 1, 2006. Under the Lease, the Company is committed to lease $4.65 million of POS software from GE over a several month period beginning on November 9, 2005 and ending on December 31, 2005. The Lease term is 60 months and the Company will make rental payments quarterly in advance beginning on January 1, 2006. In connection with entering into the Lease, the Company also entered into a Cross-Collateral and Cross-Default Agreement with GE requiring all equipment and inventory leased by GE to the Company under various agreement to secure all obligations to GE.

On December 5, 2005, the Company also entered into a flexible lease financing proposal letter with GE (“Proposal”) to put in place the lease rates for hardware the Company plans to lease in connection with the new POS software system. Under Proposal, the Company is committed to lease approximately $7.15 million of POS terminals and other hardware by September 30, 2006. The hardware lease term is 48 months and the Company will make rental payments quarterly in advance. The Company paid GE a $72 deposit in connection with the Proposal. This deposit will be applied to the cost of the lease as long as the Company leases the hardware form GE, otherwise it will be forfeited.

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

Segment Information	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net Sales:
ALCO Discount Stores	$93,947	$87,540	$285,634	$271,487
All Other
External	7,170	6,745	22,188	20,435
Intercompany	71,837	65,981	185,619	179,528

	$172,954	$160,266	$493,441	$471,450

Depreciation and Amortization
ALCO Discount Stores	$842	$862	$2,749	$2,862
All Other	586	762	1,623	1,973

	$1,428	$1,624	$4,372	$4,835

Income (expense) from Operations:
ALCO Discount Stores	$6,327	$8,016	$20,254	$25,429
All Other	(6,250)	(6,908)	(20,259)	(19,892)

	$77	$1,108	($5)	$5,537

Capital Expenditures:
ALCO Discount Stores	$3,309	$1,892	$6,027	$3,973
All Other	5,204	547	6,189	1,746

	$8,513	$2,439	$12,216	$5,719

Identifiable Assets:
ALCO Discount Stores	$139,366	$145,083	$139,366	$145,083
All Other	45,297	43,606	45,297	43,606

	$184,663	$188,689	$184,663	$188,689

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	For The Thirteen Week Periods Ended		For The Thirty-Nine Week Periods Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004

Net sales per above segment information	$172,954	$160,266	$493,441	$471,450
Intercompany elimination	71,837	65,981	185,619	179,528

Net sales per consolidated statements
of operations	$101,117	$94,285	$307,822	$291,922

Income (loss) from operations per above segment information	$77	$1,108	($5)	$5,537
Leases	84	67	254	202

Income (loss) from operations per consolidated statements of operations	($7)	$1,041	($259)	$5,335

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

        As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on amounts outstanding under this facility as of October 30, 2005, the Company does not consider its exposure to interest rate risk to be material.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Company management, including the Company’s President and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, the Company’s President and Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        Based on an evaluation, the Company is not aware of any material or significant deficiencies over its system of internal control over financial reporting. However, to upgrade its financial software, the Company installed the following modules of Oracle software during the quarter ended October 30, 2005: general ledger, accounts payable, payroll and human resources. This software upgrade did result in changes to the Company’s internal control over financial reporting, although the Company does not believe those changes were material, or are reasonably likely to have a material affect on the Company’s internal control over financial reporting.

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

DUCKWALL-ALCO STORES, INC. (Registrant)

Date, December 14, 2005	/s/ David W. Mills
David W. Mills Vice President, Interim Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate. (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and Bylaws described under 3.2 above.

10.11	Employment Agreement dated December 28, 2000 between the Company and James E. Schoenbeck (filed as Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.12	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield. (filed as Exhibit 10.14 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference.).

10.13	Employment Agreement dated December 28, 2000 between the Company and Tom L. Canfield, Jr. (filed as Exhibit 10.15 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.14	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.15	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.18	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 28, 2004 and incorporated herein by reference).

10.19	Employment Agreement dated August 1, 2005 between the Company and Bruce C. Dale (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 3, 2005, and incorporated herein by reference).

10.20	Memorandum of Understanding dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 22, 2005 and incorporated herein by reference).

10.21	2003 Duckwall-ALCO Stores, Inc. Incentive Stock Option Plan (filed as Appendix 3, Schedule 14-A for the fiscal year ended February 2, 2003, and incorporated herein by reference).

10.22	Second Amendment to Loan and Security Agreement dated as of June 1, 2005, between the Company and Bank of America, N.A.

10.23	Rule 10b-5 and 10b-18 Stock Purchase Agreement dated as of August 23, 2005 between the Company and Jefferies & Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 29, 2005, and incorporated herein by reference).

10.24	First Amendment to Employment Agreement dated as of August 23, 2005 between the Company and Bruce Dale (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2005, and incorporated herein by reference).

10.25	September 28, 2005 Rule 10b5-1 and 10b-18 Stock Repurchase Agreement dated September 28, 2005 between Duckwall-ALCO Stores, Inc. and Jefferies & Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 28, 2005, and incorporated herein by reference).

10.26	Agency Agreement dated as of November 9, 2005 and entered into November 30, 2005 between Duckwall-ALCO Stores, Inc. and General Electric Capital Corporation.

10.27	Master Lease Agreement, No. 4168852 dated as of November 9, 2005 and entered into November 30, 2005 between Duckwall-ALCO Stores, Inc. and General Electric Capital Corporation.

10.28	Lease Schedule No. 1 to Master Lease Agreement dated as of November 9, 2005 and entered into November 30, 2005 between Duckwall-ALCO Stores, Inc. and General Electric Capital Corporation.

10.29	Progress Payment Agreement Rider for Software and Implementation Services Related to the Duckwall POS Installation dated as of November 9, 2005 and entered into November 30, 2005 between Duckwall-ALCO Stores, Inc. and General Electric Capital Corporation.

10.30	Amendment No. 1 to Master Lease Agreement dated as of November 9, 2005 and entered into November 30, 2005 between Duckwall-ALCO Stores, Inc. and General Electric Capital Corporation.

10.31	Flexible Lease Financing Proposal Letter dated December 2, 2005 from General Electric Capital Corporation Duckwall-ALCO Stores, Inc. and accepted by Duckwall-ALCO Stores, Inc. on December 5, 2005.

10.32	Cross-Collateral and Cross-Default Agreement Letter from General Electric Capital Corporation accepted by Duckwall-ALCO Stores, Inc. on December 1, 2005.

10.33	Staged Certificate of Acceptance from General Electric Capital Corporation accepted by Duckwall-ALCO Stores, Inc. on December 1, 2005.

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 14, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 14, 2005, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 30, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 14, 2005, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 30, 2005 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

