Form 10-K
period 2006-01-29
DUCKWALL ALCO STORES INC
filed 2006-04-14
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2006

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

Title of each class

Name of each exchange on which registered

NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

        The aggregate market value of the 3,889,694 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $91,330,015 on August 1, 2005, based on a closing sale price of $23.48. As of April 7, 2006, there were 3,788,989 shares of Common Stock outstanding.

        Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

PART I

ITEM 1. BUSINESS

History

        Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store. The Company’s overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. This strategy includes opening either an ALCO discount store or a Duckwall variety store, depending upon the market size. As of January 29, 2006, the Company operates 251 retail stores located in the central United States, consisting of 183 ALCO retail discount stores and 68 Duckwall variety stores.

        The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

        The Company is a regional retailer operating 251 stores in 21 states in the central United States. The Company’s strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company’s ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company’s smaller Duckwall variety stores offer a more limited selection of similar merchandise.

        Of the Company’s 183 ALCO discount stores, 154 stores are located in communities that do not have another full-line discounter. The ALCO discount stores account for 93% of the Company’s net sales. The current ALCO store averages 20,800 square feet of selling space. However, the Company’s store expansion program is primarily directed toward opening stores with a design prototype of approximately 18,000 square feet of selling space (“Class 18 Stores”). Based on the Company’s experience, the design of the Class 18 Stores produces the greatest return on investment for newly opened stores.

        The Company’s 68 Duckwall variety stores are primarily located in communities of less than 2,500 residents and are designed to act as the primary convenience retailer in these smaller communities. These stores, which account for the remaining 7% of the Company’s net sales, average approximately 5,400 square feet of selling space and offer approximately 12,000 items. Operating Duckwall stores offer the Company the opportunity to serve the needs of a community that would not support a full-line retail discount store with a reduced investment per store.

        All of the Company’s discount and variety stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

Business Strategy

        The Company intends to focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores primarily in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional full-line discount retailers; (2) economic and demographic criteria indicate the market is able to commercially support a discount retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another full-line discount retailer. This key component of the Company’s strategy has guided the Company in both its opening of new stores and in its closing of existing stores.

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

Store Expansion: The Company’s expansion program is designed primarily around the prototype Class 18 Store. This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations. The 18,000 square feet of selling space is large enough to permit a full line of the Company’s merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed. The expansion strategy for its Duckwall variety stores is based on opportunities in smaller communities where there is a need and where existing premises are available for lease at a relatively low cost, resulting in limited downside exposure. One Duckwall store was opened in fiscal 2006.

Technology: The Company has evaluated the costs and benefits of upgrading its current point-of-sale “POS”, merchandising, human resources/payroll and financial systems. The Company’s project team has selected the hardware and software and entered into agreements with the respective vendors. Implementation is currently underway. The Company went live on the human resources/payroll and financial systems during the third quarter of fiscal 2006. The Company’s goal is to conduct a pilot of the new POS system in five stores in the second quarter of fiscal 2007, with roll out of the POS system to all stores later that year. Financial Planning, Performance Analysis, and Merchandise Allocation systems are expected to go live in the first quarter of fiscal 2007. This represents an investment of approximately $8.9 million for hardware and software in fiscal 2006, and an investment of an additional $10.2 million in fiscal 2007, as the POS systems are rolled out to all existing stores. A required feature of this new POS system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 16 to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2006, these circulars were distributed 38 times in ALCO markets. In its Duckwall markets, the Company distributed a full-color, 4 page insert 12 times during fiscal 2006. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2007, the Company will distribute approximately 40 circulars in ALCO markets, and 12 in the Duckwall markets.

Store Environment: The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

        The Company expects to open approximately ten ALCO stores during fiscal year 2007. The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company’s targeted base of under-served markets in the central United States. The following table summarizes the Company’s store development during the past three fiscal years:

	2006		2005		2004
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	7	1	6	3	8	0
Stores Closed	10	13	4	3	2	6

Net New Stores	(3)	(12)	2	0	6	(6)

        As of January 29, 2006, the Company owned 13 ALCO and one Duckwall location, and leased 170 ALCO and 67 Duckwall store locations. The Company’s present intention is to lease all new stores; however, the company may own some of the ALCO locations. The estimated investment to open a new Class 18 ALCO Store that is leased is approximately $800,000 for the equipment and inventory.

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

Purchasing

        Procurement and merchandising of products is directed by a staff of two Vice President - Divisional Merchandise Managers who are each responsible for specific product categories. The Company employs 19 merchandise buyers and five assistant buyers who each report to a Vice President - Divisional Merchandise Manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

        The Company purchases its merchandise from approximately 2,000 suppliers. The Company generally does not utilize long-term supply contracts. Only one supplier accounted for more than 5% of the Company’s total purchases in fiscal 2006 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

        Merchandise pricing is done at the corporate level and is essentially the same for all of the ALCO stores, regardless of the level of local competition. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2007, promotions on various items will be offered approximately 40 times through advertising circulars. Even though the same general pricing and advertising activities are carried out for all ALCO stores, the impact of such activities is significantly different depending upon the level of competition in the market.

Distribution and Transportation

        The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services each of the 183 ALCO discount stores and 68 Duckwall variety stores. The distribution center is responsible for distributing approximately 80% of the Company’s merchandise, with the balance being delivered directly to the Company’s stores by its vendors. The distribution center ships to each of the Company’s ALCO stores once a week, primarily through irregular route common carriers. The distribution center maintains a fully integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

        The Company also utilized its wholly owned subsidiary, SPD Truck Line, Inc. (the “Subsidiary”) for delivery to the stores. The Subsidiary acted as a contract carrier for the Company in transporting goods to and from its stores. The Subsidiary used five tractors and leases 23 trailers for such deliveries. Effective January 1, 2006, the Company contracted with Werner

Enterprises, Inc. to be its dedicated transportation provider. Werner will utilize the Subsidiary’s equipment until such equipment leases expire.

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

        Approximately 2,000 of the Company’s merchandise suppliers currently participate in the Company’s electronic data interchange (“EDI”) system, which makes it possible for the Company to place purchase orders electronically. A number of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company. Refer to the section above: Business Strategy: Technology, for additional discussion on the Company’s planned technology upgrades.

Store Locations

        As of January 29, 2006, the Company operated 183 ALCO stores in 21 states located in smaller communities in the central United States. The ALCO stores average approximately 20,800 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 68 Duckwall stores in 10 states. The geographic distribution of the Company’s stores is as follows:

Duckwall Stores (68)

Arkansas (1)	Colorado (5)	Iowa (4)	Kansas (27)	Nebraska (8)
New Mexico (1)	North Dakota (2)	Oklahoma (9)	South Dakota (2)	Texas (9)

ALCO Stores (183)

Arizona (9)	Arkansas (5)	Colorado (12)	Idaho (3)	Illinois (7)	Indiana (13)
Iowa (9)	Kansas (23)	Minnesota (8)	Missouri (6)	Montana (1)	Nebraska (15)
New Mexico (8)	North Dakota (7)	Ohio (6)	Oklahoma (8)	South Dakota (9)	Texas (24)
Utah (6)	Wisconsin (1)	Wyoming (3)

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

Executive Officers of the Company

        The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 14, 2006.

Name	Age	Position
Bruce C. Dale	58	President and Chief Executive Officer
James E. Schoenbeck	62	Senior Vice President - Real Estate and Human Resources
John R. Sturdivant	61	Senior Vice President - Stores
Tom L. Canfield, Jr	51	Vice President - Distribution and Administration
Michael S. Marcus	51	Vice President - Finance and Treasurer
Michael J. Gawin	54	Vice President - Divisional Merchandise Manager - Softlines
Robert E. Swartz, Jr	49	Vice President - Divisional Merchandise Manager - Hardlines
Anthony C. Corradi	45	Vice President - Information Technology

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

        Bruce C. Dale has served as President and Chief Executive Officer of the Company since March 28, 2005. From 2003 to 2004, Mr. Dale was President and CEO of Franks Nursery and Crafts, Inc. From 1993 to 2003, Mr. Dale was with Michaels Stores, Inc., where he served for eight of those years as president of Aaron Brothers Art & Framing. Mr. Dale has approximately 36 years of experience in the retail industry.

        James E. Schoenbeck has served as Senior Vice President of Real Estate and Human Resources since 2005. From 1988 to 2005, Mr. Schoenbeck served as Senior Vice President - Operations and Advertising. From 1975 to 1988, Mr. Schoenbeck served in various capacities with the Company. Mr. Schoenbeck has approximately 31 years of experience in the retail industry.

        John R. Sturdivant has served as Senior Vice President - Stores since February 13, 2006. For more than five years prior to that, he served as Regional Vice President of Jo-Ann Stores, Inc. Mr. Sturdivant has approximately 43 years experience in the retail industry.

        Tom L. Canfield, Jr. has served as Vice President - Distribution and Administration since 1992. From 1973 to 1992, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 33 years of experience in the retail industry.

        Michael S. Marcus has served as Vice President - Finance and Treasurer since March 23, 2006. From 2004 to 2006, Mr. Marcus served in various capacities with the Company. From 1997 to 2003, Mr. Marcus served as Vice President and Chief Financial Officer of Weiner’s Stores, Inc. Mr. Marcus has approximately 17 years experience in the retail industry.

        Michael J. Gawin has served as Vice President - Divisional Merchandise Manager since 1997. For more than five years prior to that, he served as Divisional Merchandise Manager for Shopko Stores, Inc. Mr. Gawin has approximately 33 years experience in the retail industry.

        Robert E. Swartz, Jr. has served as Vice President - Divisional Merchandise Manger since 2000. From 1978 to 2000, Mr. Swartz served in various capacities with the Company. Mr. Swartz has approximately 28 years experience in the retail industry.

        Anthony C. Corradi has served as Vice President - Chief Technology Officer since 2005. For five years prior to that, he was an independent consultant. Mr. Corradi has approximately 23 years experience in the retail technology industry.

Employees

        As of January 29, 2006, the Company employed approximately 4,800 people. Of these employees, approximately 450 were employed in the general office and distribution center in Abilene Kansas, 3,900 in the ALCO stores and 450 in the Duckwall stores. Additional employees are hired on a seasonal basis, most of whom are sales personnel. There is no collective bargaining agent for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

ITEM 1A. RISK FACTORS

        The Company encourages investors to carefully consider the risks described below and other information contained in this document when considering an investment decision with respect to he Company’s securities. Additional risks and uncertainties not presently known to management, or that management currently deems immaterial, may also impair the Company’s business operations. Any of the events discussed in the risk factors below may occur. If one or more of these events do occur, business, results of operations or financial condition could be materially adversely affected. In that instance, the trading price of the Company’s securities could decline, and investors might lose part or all of their investment.

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

Competition

        The Company operates in the discount retail business, which is highly competitive. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, competition still exists. Even in non-competitive markets, the Company’s customers shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. This competitive environments subjects the Company to the risk of reduced profitability because the Company may be forced to lower its prices, resulting in lower margins, in order to maintain its competitive position.

Store Expansion

        The growth in the Company’s sales and operating net income depends to a substantial degree on its expansion program. This expansion strategy is dependent upon the Company’s ability the open and operate new stores effectively, efficiently, and on a profitable basis. The Company prefers to locate its ALCO stores in smaller retail markets where no competing full-line discount retail store is located within the primary trade area. The Company’s ability to timely open new stores and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.

Information Technology

        The Company’s ability to implement and train employees on the new POS software, its ability to utilize technology upgrades, and to meet the timetables for rolling out the new technology to the stores could have a material impact on the Company’s results of operations.

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

Quarterly Fluctuations

        Quarterly results of operations have historically fluctuated as a result of retail consumers purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.

Dependence on Officers

        The development of the Company’s business is largely dependent on the efforts of its current management team headed by Bruce C. Dale and seven other executive officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

Interest Rate Risk

        The Company is subject to market risk from exposure to changes in interest rates based on its financing requirements. Changes in interest rates could have a negative impact on the Company’s profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES.

        The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office.

        Thirteen of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. As of January 29, 2006, such ALCO leases account for approximately 4,300,000 square feet of lease space, which expire as follows: approximately 357,960 square feet (8.4%) expire between January 29, 2006 and January 28, 2007; approximately 958,488 square feet (22.4%) expire between January 29, 2007 and February 3, 2008; and approximately 637,081 square feet (14.9%) expire between February 3, 2008 and February 2, 2009. The remainder of the leases expire through 2021. All Duckwall store leases have terms remaining of fifty months or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3. LEGAL PROCEEDINGS.

        Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 29, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”. The following table sets forth the range of high and low bid information for the Company’s Common Stock for each quarter of fiscal 2006 and 2005.

		High	Low
Fiscal 2006	First quarter	$19.79	$16.79
	Second quarter	23.90	18.55
	Third quarter	24.50	21.10
	Fourth quarter	25.59	20.02

		High	Low
Fiscal 2005	First quarter	$17.50	$13.96
	Second quarter	17.89	15.51
	Third quarter	18.65	15.15
	Fourth quarter	19.00	14.61

        As of April 7, 2006, there were approximately 1,231 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years. The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Bank of America (formerly Fleet Retail Finance Inc.) allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders:
1993 Incentive Stock Option Plan	23,238	$12.50	0
2003 Incentive Stock Option Plan	110,000	$18.40	390,000
Equity compensation plans not approved by stockholders	0	$0.00	0

No Recent Dividend Payments; Restrictions on Payment of Dividends

        The Company has not paid a cash dividend on the Common Stock for more than five years, and it has no plans to commence paying cash dividends on the Common Stock. The Company’s revolving loan credit facility currently allows the payment of cash dividends unless certain loan covenants are triggered.

Company Repurchases of Common Stock

        As shown in the following table, the Company repurchased 93,398 shares of the Common Stock during the three months ended January 29, 2006.

Period	Total Number Of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 31 - Nov 30, 2005	18,398	23.78	18,398	75,000 shares
Dec. 1 - Dec. 30, 2005	0	0	0	75,000 shares
Dec. 31, 2005 - Jan. 29, 2006	75,000	25.47	75,000	(a)

        (a) The Board of Directors has authorized the purchase of an aggregate of 1,814,461 shares of the Common Stock of which 1,814,461 shares had been purchased as of January 29, 2006. This program was first announced in September 1998. During the three months ended January 29, 2006, 93,398 shares were purchased under the program. The program has no expiration date. On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock. The plan has no expiration date.

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

	Fiscal Year Ended
Statement of Operations Data	January 29, 2006	January 30, 2005	February 1, 2004	February 2, 2003	February 3, 2002
Net Sales	$435,015	$409,345	$398,186	$371,854	$368,883
Cost of Sales	296,503	273,644	265,135	246,968	247,477

Gross Margin	138,512	135,701	133,051	124,886	121,406

Selling, general and administrative expenses	124,974	120,355	116,720	108,921	105,618
Depreciation and amortization	5,946	6,428	6,828	6,480	5,950

Income from continuing operations	7,592	8,918	9,503	9,485	9,839
Interest expense	1,273	1,230	1,386	1,609	2,778

Earning from continuing operations before
income taxes and discontinued operations	6,319	7,688	8,117	7,876	7,061
Income tax expense	1,729	2,640	2,456	2,888	2,689

Earning from continuing operations before
discontinued operations	4,590	5,048	5,661	4,988	4,372
(Loss) income from discontinued operations, net
of income tax (1)	(2,641)	(1,125)	852	366	382

Net earnings	$1,949	$3,923	$6,513	$5,354	$4,754

Per Share Information
Earnings (loss) per share - basic:
Earnings (loss) before discontinued operations	$1.12	$1.15	$1.33	$1.18	$1.04
Discontinued operations	($0.65)	($0.26)	$0.20	$0.09	$0.09

Net earnings	$0.48	$0.89	$1.53	$1.26	$1.13

Earnings (loss) per share - diluted:
Earnings (loss) before discontinued operations	$1.11	$1.13	$1.30	$1.15	$1.04
Discontinued operations	($0.64)	($0.25)	$0.20	$0.08	$0.09

Net earnings	$0.47	$0.88	$1.50	$1.23	$1.13

Weighted average shares outstanding:
Basic	4,083,798	4,391,538	4,243,441	4,235,911	4,191,809
Diluted	4,117,922	4,464,416	4,343,381	4,355,653	4,207,560

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004	February 2, 2003	February 3, 2002
Operating Data
Stores open at year-end	251	266	264	264	264
Stores in non-competitive markets at year-end (2)	222	231	230	229	221

Percentage of total stores in non-competitive markets (2)	88.45%	86.84%	87.12%	86.74%	83.71%
Net sales of stores in non-competitive markets (2)	$381,863	$366,637	$363,634	$334,811	$317,585
Percentage of net sales from stores in
non-competitive markets (2)	87.78%	84.59%	83.99%	81.53%	77.12%
Comparable stores sales for all stores (3)	3.12%	0.13%	0.98%	-0.05%	2.90%
Comparable stores sales for stores in
non-competitive markets (2)(3)	3.67%	0.78%	2.09%	0.09%	2.94%

Balance Sheet Data
Total assets	$178,922	$163,118	$167,493	$169,900	$165,286
Total debt (includes capital lease
obligation and current maturities	26,240	8,605	10,876	24,611	26,437
Stockholders’ equity	102,147	114,676	109,193	102,110	95,590

(1)	Effective February 4, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. The statement also changes the criteria for classifying an asset as held for sale, broadens the scope of assets to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 resulted in the reclassification as discontinued operations of certain prior year revenue and expense activity related to twenty-two, seven, and eight stores closed during fiscal years 2006, 2005, and 2004, respectively.

(2)	“Non-competitive” markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company. The Company’s stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 “Business-Competition”.

(3)	Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

        Operations. The Company is a regional discount retailer operating in 21 states in the central United States, with two business segments, consisting of:

•	the ALCO Stores segment. As of January 29, 2006, the Company operated 183 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 93% of the Company’s sales for fiscal 2006. Total selling square footage for the ALCO segment at the end of fiscal 2006 was 3,801,349.
•	the Duckwall Stores segment. As of January 29, 2006, the Company operated 68 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 7% of the Company’s sales for fiscal 2006. Total selling square footage for the Duckwall segment at the end of fiscal 2006 was 366,928.

        The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal 2006, 2005, and 2004 each consisted of 52 weeks. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

        The Company has evaluated the costs and benefits of upgrading its current point-of-sale “POS”, merchandising, human resources/payroll and financial systems. The Company’s project team has selected the hardware and software and entered into agreements with the respective vendors. Implementation is currently underway. The Company went live on the human resources/payroll and financial systems during the third quarter of fiscal 2006. The Company’s goal is to conduct a pilot of the new POS system in five stores in the second quarter of fiscal 2007, with roll out of the POS system to all stores later that year. Financial Planning, Performance Analysis, and Merchandise Allocation systems are expected to go live in the first quarter of fiscal 2007. This represents an investment of approximately $8.9 million for hardware and software in fiscal 2006, and an investment of an additional $10.2 million in fiscal 2007, as the POS systems are rolled out to all existing stores. A required feature of this new POS system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. Once the Company has on-hand information and the ability to automatically replenish items in the stores, the benefits of these new systems can be significant. For example, the Company estimates it can reduce its inventory levels by 5% to 10%, and potentially more, because the system will have parameters set at the item level relating to how much inventory to order based on criteria set centrally. A reduction in inventory will improve the Company’s return on assets ratio. In addition to lowering inventory, the new system has the potential to improve in-stock levels in the stores, thereby increasing same-store sales and profits. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

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

        Recent Events. As described more completely under Liquidity and Capital Resources-Subsequent Events, on December 1, 2005 and December 5, 2005, respectively, the Company entered into a software lease and a flexible lease financing proposal regarding the lease of POS hardware, including new POS terminals and centralized hardware. The software lease begins on January 1, 2006 and the POS hardware lease is to begin by September 30, 2006.

        As of July 31, 2005, the Company’s market capital held by non-affiliates exceeded $75,000. As a result, the Company is an accelerated filer. This caused the Company to incur additional costs to document and test internal controls, as well as having those controls audited. These costs will be an on-going expense in all future fiscal years.

        On March 17, 2005, the Company announced that, as part of its initiatives designed to improve performance of the Company for its shareholders, it would be closing 8 ALCO and 12 Duckwall stores that do not meet the Company’s minimum return on investment threshold. The process to close these stores was completed on schedule in early June 2005. Of the stores being closed, the Company owned two ALCO stores and leased the properties for the remaining 18 stores. The cost to close these stores, before income taxes, was approximately $2,000 in the first quarter and approximately $1,600 in the second quarter. The twenty stores that closed produced gross sales of $19,900 in fiscal year 2005, and employed approximately 260 associates.

        During fiscal 2006, the Company purchased and retired 729,861 shares of the Company’s Common Stock for an average price of $20.54. All shares repurchased were retired. On March 23, 2006, the Board of Directors approved a plan to repurchase an additional 200,000 shares of the Company’s common stock.

        Key Items in Fiscal 2006. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during fiscal 2006 were:

•	Net sales increased 6.3% to $435,015. Same store sales increased 3.1% compared to the prior year.
•	Gross margin decreased to 31.8% of sales, compared to 33.4% in the prior year.
•	Selling, general and administrative expenses were 28.7% of sales, compared to 29.6% in the prior year.
•	Earnings per share was $0.47, compared to earnings of $.88 per share in the prior year.
•	Return on average equity was 1.8%, compared to 3.5% in the prior year.

        Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period (this may also be referred to as comparable stores). Same store sales for all Company stores increased 3.1% compared to last year. The ALCO same store sales increased 3.1%, and the Duckwall same store sales increased 2.8% during fiscal 2006.

        Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.

        Selling, general and administrative expenses are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

        Earnings per share (“EPS”) growth is an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations was $1.11 per diluted share for fiscal 2006, compared to $1.13 per diluted share for the prior fiscal year.

        Return on average equity is a measure of how much income was produced on the average equity of the Company.

        Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company’s consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	January 29, 2006	January 30, 2005	February 1, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.2	66.8	66.6

Gross margin	31.8	33.2	33.4

Selling, general and administrative expenses	28.7	29.4	29.3
Depreciation and amortization	1.4	1.6	1.7

Total operating expenses	30.1	31.0	31.0

Income from continuing operations	1.7	2.2	2.4
Interest expense	0.3	0.3	0.3

Earnings from continuing operations before income
taxes and discontinued operations	1.5	1.9	2.0
Income tax expense	0.4	0.6	0.6

Earnings from continuing operations before discontinued
operations	1.1	1.2	1.4
(Loss) income from discontinued operations, net of income tax	(0.6)	(0.3)	0.2

Net earnings	0.4%	1.0%	1.6%

Critical Accounting Policies

        Inventory: As discussed in Note 1(d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of January 29, 2006 and January 30, 2005, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $597,000 and $398,000, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Workers Compensation and General Liability. The Company is essentially self insured for workers compensation and general liability claims due to large deductibles on its policies. The Company records estimates for expense accruals. During the Company’s third quarter in fiscal 2005, the Company determined that previous estimates were inadequate due to escalating costs per claim. As a result of this change in estimate, in the third quarter in fiscal 2005, the Company had to increase its workers compensation and general liability reserves significantly and recorded additional expense of $463. During the Company’s second quarter in fiscal 2006, the Company determined that previous reserves were more than required due to fewer claims developing than estimated. As a result of this change in estimate, in the second quarter in fiscal 2006, the Company decreased its workers compensation and general liability reserves significantly and recorded a reduction of expense of $901.

Medical. The Company is also essentially self insured for medical insurance and covers all claims in a plan year related to an individual until they exceed $125. The Company has responded to increases in the cost of medical coverage by taking steps that were effective August 1, 2005 to increase the premiums paid by its associates and by implementing other changes that are designed to control future medical insurance costs.

        Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government. In the ordinary course of business, the Company analyzes its income accounts. During fiscal years 2006 and 2004, the Company determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed such overaccrual of approximately $371 and $618 during fiscal years 2006 and 2004, respectively.

Fiscal 2006 Compared to Fiscal 2005

        Fiscal year 2006 included a number of one-time costs and markdowns associated with the implementation of programs focused on improving long-term performance. The Company has outlined a number of initiatives that address the poor performance of each of the key performance measures, with the goal of improving performance in each area over the long term.

        Net sales for fiscal 2006 increased $25.7 million or 6.3% to $435.0 million compared to $409.3 million for fiscal 2005. During fiscal 2006, the Company opened seven ALCO and one Duckwall stores. Ten ALCO and thirteen Duckwall stores were closed, resulting in a year end total of 251stores. Net sales for all stores open the full year in both fiscal 2006 and 2005 (same stores), increased by $12,596 or 3.1% in fiscal 2006 compared to fiscal 2005. During the second quarter of fiscal 2006, the Company began a process of eliminating seasonal carryover and distressed inventory. Markdowns that were taken to eliminate this inventory were completed in the third quarter, and affected gross margin as discussed below. A number of factors contributed to the same store sales growth, including liquidation of distressed inventory discussed above, as well as expanded store operating hours, better in-stock position and new product offerings.

        Gross margin for fiscal 2006 increased $2.8 million, or 2.1%, to $138.5 million compared to $135.7 million in fiscal 2005. As a percentage of net sales, gross margin decreased to 31.8% in fiscal 2006 compared to 33.2% in fiscal 2005. This decrease in the gross margin percentage was attributable to higher markdowns resulting from the Company’s efforts to reduce its seasonal inventory carryover. The impact of the additional markdowns was $6.6 million at cost, which reduced the gross margin percentage by 1.5%. Other factors affecting margin included higher transportation costs, offset in part by an improved mix of sales and higher markup on purchases.

        Selling, general and administrative expenses increased $4.6 million or 3.8% to $125.0 million in fiscal 2006 compared to $120.4 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 28.7% in fiscal 2006 and 29.4% in fiscal 2005. Non-comparable stores accounted for $3,871 of this increase. Other SG&A expense categories were subject to inflationary pressures, but those increases were offset by the Company’s cost containment initiatives.

        Depreciation and amortization expense decreased $482 or 7.5 % to $5.9 million in fiscal 2006 compared to $6.4 million in fiscal 2005. The decrease in depreciation and amortization expense was attributable to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1997 and 1998.

        Income from continuing operations decreased $1.3 million, or 14.9%, to $7.6 million in fiscal 2006 compared to $8.9 million in fiscal 2005. Income from continuing operations as a percentage of net sales was 1.7% in fiscal 2006 compared to 2.2% in fiscal 2005. The reduction in gross margin as described above had the largest impact on the reduced income from continuing operations.

        Interest expense increased $43, or 3.5%, to $1.3 million in fiscal 2006 compared to $1.2 million in fiscal 2005. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

        Income taxes on continuing operations were $1.7 million in fiscal 2006 compared to $2.6 million in fiscal 2005. The Company’s effective tax rate was 27.4% in fiscal 2006 and 34.3% in fiscal 2005. The rate was lower in fiscal 2006 because, during the fourth quarter of fiscal 2006, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $371 during fiscal 2006.

        Loss from discontinued operations, net of income taxes was $2.6 million in fiscal 2006, compared to a loss of $1.1 million in fiscal 2005.

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

        Net sales for fiscal 2005 increased $11.2 million or 2.8% to $409.3 million compared to $398.2 million for fiscal 2004. During fiscal 2005, the Company opened 6 ALCO and 3 Duckwall stores. Four ALCO and three Duckwall stores were closed, resulting in a year end total of 266 stores. The increase in net sales was due primarily to new stores opened over the last two fiscal years. Net sales for all stores open the full year in both fiscal 2005 and 2004 (same stores), increased by $512 or 0.1% in fiscal 2005 compared to fiscal 2004. Comparable store sales of the ALCO stores in non-competitive markets increased 0.6%. Sales in the Duckwall division were comparatively strong, with a 2.5% comparable store increase.

        Gross margin for fiscal 2005 increased $2.7 million, or 2.0%, to $135.7 million compared to $133.1 million in fiscal 2004. As a percentage of net sales, gross margin decreased to 33.2% in fiscal 2005 compared to 33.4% in fiscal 2004. This decrease in the gross margin percentage was attributable to a less favorable mix of sales and higher markdowns, partially offset by lower shrink. The gross margin percentage was also unfavorably impacted by higher transportation costs, as a result of higher fuel prices. The shift in sales mix partly reflects the Company’s decision to expand the offerings of consumable products within its stores. The higher markdowns were primarily in the fourth quarter, and included those resulting from the Company’s efforts to reduce its seasonal inventory carryover.

        Selling, general and administrative expenses increased $3.6 million or 3.1% to $120.4 million in fiscal 2005 compared to $116.7 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 29.4% in fiscal 2005 and 29.3% in fiscal 2004, due to significantly higher general and medical insurance costs, and the one-time costs of a business advisory service, the abandonment of a technology asset, costs associated with the retirement of the Company’s President, and a lease accounting charge in the fourth quarter of the fiscal year. The largest impact on SG&A was insurance, where rising costs added $2.2 million in additional expense during fiscal 2005. This equates to an additional 0.5% of sales.

        Depreciation and amortization expense decreased $400 or 6.2% to $6.4 million in fiscal 2005 compared to $6.8 million in fiscal 2004. The decrease in depreciation and amortization expense was attributable to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1996 and 1997.

        Income from continuing operations decreased $585, or 6.2%, to $8.9 million in fiscal 2005 compared to $9.5 million in fiscal 2004. The decrease was a result of SG&A expenses increasing by more than the amount of the Gross Profit dollars increase. Income from continuing operations as a percentage of net sales was 2.2% in fiscal 2005 compared to 2.4% in fiscal 2004.

        Interest expense decreased $156, or 11.3%, in fiscal 2005 compared to fiscal 2004. The reduction in interest expense was due to lower amounts borrowed on the revolver.

        Income taxes were $2.6 million in fiscal 2005 compared to $2.5 million in fiscal 2004. The Company’s effective tax rate was 34.3 % in fiscal 2005 and 30.3% in fiscal 2004. The rate was lower in fiscal 2004 because, during the fourth quarter of fiscal 2004, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $618 during 2004. Approximately $200 of this adjustment was for previously unidentified state tax credits relating to prior years, which the Company became aware of in the fourth quarter of fiscal 2004.

        Loss from discontinued operations, net of income taxes was $1.1 million in fiscal 2005, compared to income, net of income taxes of $852 in fiscal 2004. In fiscal 2004, a company owned store was closed and the building was sold. The pre-tax gain on sale of the building in the amount of $406 was accounted for as part of discontinued operations.

SG&A Detail; Certain Financial Matters

The Company believes the following detailed information is useful in analyzing its business results and has been requested to provide this information by its shareholders. All information presented is from continuing operations.

	Year to Date
	Fiscal 2006	Fiscal 2005
SG&A Expenses Breakout
General Office	$ 14,707	$ 15,863
Distribution Center	8,319	8,372
SPD Truck Lines	1,124	1,040
Profit Sharing	—	420
Comparable Stores SG&A	94,842	92,550
Non Comp Stores SG&A #	5,982	2,111

Final SG&A as reported in financial statements	$124,974	$120,355

Return on Average Equity****	1.80%	3.50%
(ROE)
Net Sales	435,015	409,345
SG&A as % of Sales	28.73%	29.40%

SG&A per average selling square foot*	$ 31.26	$ 31.13

EBITDA**	$ 13,538	$ 15,346
EBITDA per average selling square foot***	$ 3.39	$ 3.97

Sales per average selling square feet*
ALCO	$ 111.62	$ 108.73
Duckwall	$ 81.12	$ 78.06
Total	$ 108.80	$ 105.88

Average Selling Square Feet*	3,998	3,866
Average Square Feet % Change	3.42%	3.99%

Total Stores Operating beginning of Period	266	264
Total Stores Operating end of Period	251	266

*	Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
**	EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization.
***	EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
****	Return on average equity (ROE) is calculated as Net Earnings divided by average stockholder’s equity. Average Stockholders’ Equity is calculated as (beginning of period stockholders’ equity plus end of period stockholder’s equity) divided by 2.
#	Non Comp Stores are those stores opened in Fiscal 2005 & Fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

General Office expenses for fiscal 2006 decreased $1,156, or 7.3%. The majority of the decrease was related to reductions in payroll ($425) and health care benefits ($295), along with a loss on asset disposals that occurred in fiscal 2005 that did not recur in fiscal 2006 ($485). The Company’s cost cutting initiatives produced reductions throughout the other areas of the general office. These reductions were offset by increased costs related to the implementation of the new previously discussed IT systems.

Distribution center expenses decreased $53, or 0.6%. Employee health care benefits accounted for this reduction.

SPD Truck Line expenses increased $84, or 8.1%. The increase is attributable to increased costs of diesel fuel.

Comparable store SG&A expenses increased $2,292, or 2.5%. Utilities, credit card fees, and advertising accounted for the majority of this increase.

Non Comparable Stores SG&A expenses increased $3,871. The Company opened seven new stores during the year.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA and EBITDA per selling square foot to the earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	2006	2005
Earnings from continuing operations	4,590	5,048
Plus interest	1,273	1,230
Plus taxes	1,729	2,640
Plus depreciation and amortization	5,946	6,428
=EBITDA	13,538	15,346

	2006	2005
Earnings from continuing operations per square foot	$1.15	$1.31
Plus interest per square foot	$0.32	$0.32
Plus taxes per square foot	$0.43	$0.68
Plus depreciation and amortization per square foot	$1.49	$1.66
=EBITDA per selling square foot	$3.39	$3.97

Seasonality and Quarterly Results

        The following table sets forth the Company’s net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2006 and 2005.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
		(dollars in millions)
Fiscal 2006	Net Sales	$98.0	$108.7	$101.1	$127.2
	Gross Margin	30.6	32.7	32.7	42.5
	Earnings from continuing operations	(1.2)	0.7	(0.1)	5.1
	Net Earnings (loss)	(2.7)	(0.3)	(0.2)	5.2

Fiscal 2005	Net Sales	$95.4	$102.3	$94.3	$117.4
	Gross Margin	31.9	33.9	32.5	37.3
	Earnings from continuing operations	0.9	1.4	0.5	2.3
	Net Earnings	0.7	1.2	(0.1)	2.1

        (1) In fiscal 2006, the reduction in shrinkage related to a warehouse inventory adjustment contributed $1.3 million to the gross margin. A reversal of an over-accrual of income taxes of $371 positively impacted net earnings.

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

        The Company’s operating expenses have been impacted by increases in insurance expenses, as well as competitive pressures in wages in selected markets. See additional discussion of wages in the “Government Regulation” section.

        The increase in the price of oil adversely affects the Company’s transportation costs, both on inbound shipments to the Company’s distribution center, and on outbound shipments of merchandise to the stores. The Company also believes the higher retail price of gasoline adversely affects the amount of discretionary spending dollars our customers have to spend at our stores.

Liquidity and Capital Resources

        At the end of fiscal 2006, working capital (defined as current assets less current liabilities) was $90.6 million compared to $95.4 million at the end of fiscal 2005 and $89.5 million at the end of fiscal 2004.

        The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal year 2005 the Company completed a sale-leaseback of a number of its owned stores. The proceeds from this transaction amounted to $1.7 million. No sale-leaseback transactions were completed in fiscal 2006 or fiscal 2004.

        Cash provided by operating activities aggregated $12.2 million, $5.8 million, and $16.4 million, in fiscal 2006, 2005 and 2004, respectively. The decrease in cash provided in fiscal 2005 relative to fiscal 2006 and fiscal 2004 resulted primarily from a decrease in accounts payable.

        The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit. The loan agreement expires in April 2010. The revolving loan note payable and letter of credit balance at January 29, 2006 was $21.0 million, resulting in an available line of credit at that date of $49.0 million. Loan advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $42.5 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

        In fiscal 2006, the Company had net cash borrowings of $13.0 million on its revolving credit facility, made cash payments of $1.1 million to reduce its capital lease obligations, and repurchased $13.1 million of Company stock. The Company received $423 in proceeds from the exercise of outstanding stock options. In fiscal 2005, the Company made net cash payments on its revolving credit facility of $935 and made cash payments of $1.3 million to reduce its long-term debt and capital lease obligations, and repurchased $80 of Company stock. The Company received $1.3 million in proceeds from the exercise of outstanding stock options. In fiscal 2004, the Company made net cash payments on its revolving credit facility of $12.5 million and made cash payments of $1.2 million to reduce its long-term debt and capital lease obligations, and repurchased $658 of Company stock. The Company received $868 in proceeds from the exercise of outstanding stock options. The Company executed operating leases for 15 additional stores during the three year period ending in fiscal 2006. The Company’s long-range plan assumes growth in the number of stores and, in accordance with this plan, 7 new ALCO and one new Duckwall stores were opened in fiscal 2006 and approximately 10 new ALCO stores are expected to be opened in fiscal 2007. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

        Cash used for acquisition of property and equipment in fiscal 2006, 2005 and 2004 totaled $11.1 million, $6.5 million, and $4.3 million, respectively. A sale-leaseback of store buildings was completed in the amount of $1.7 million in fiscal 2005. In fiscal 2005, company owned surplus land was sold for $315, and in fiscal 2004, a company owned store was closed and the building was sold for $1.2 million. Anticipated cash payments for acquisition of property and equipment in fiscal 2007, principally for store buildings and fixtures, and equipment, are $22.3 million. The net cash used in investing activities in fiscal 2006, 2005, and 2004 was $11.1 million, $4.6 million, and $3.1 million, respectively.

        Since 1998, the Company’s Board of Directors has approved plans to repurchase up to 1,814,461 shares of the Company’s Common Stock (the “Stock Repurchase Program”). Purchases pursuant to the Stock Repurchase Program were made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program was funded by cash generated from operations and borrowing under the Company’s credit facility. As of January 29, 2006, the Company had purchased and retired 1,814,461 shares of Common Stock for $23.9 million, which represents 35% of the shares outstanding as of the initial Stock Repurchase Program approval in 1998. On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock.

        The following table summarizes the Company’s significant contractual obligations payable as of January 29, 2006 (in thousands). Payments due under the revolving loan credit facility and long-term debt represent principal payments only.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Loan Credit Facility	17,062	0	0	17,062	0
Capital Lease Obligations	5,853	1,489	1,933	1,167	1,264
Operating Leases	56,937	10,722	15,286	8,874	22,055
Contingent Rentals	11,700	1,300	2,900	3,000	4,500

Total contractual cash obligations	91,552	13,511	20,119	30,103	27,819

Expansion Plans

        The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately ten ALCO stores in fiscal 2007. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the availability of acceptable communities for store locations, the Company’s ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

New Accounting Standard

        In December 2004, the Financial Accounting Standards Board adopted SFAS No. 123(R), (“123(R)”), Share-Based Payment. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in 123(R) is similar to the approach described in SFAS No. 123. However, 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Accordingly, the adoption of 123(R)’s fair value method will have an impact on our results of operations. The Company is required to adopt 123(R) during the first quarter of fiscal 2007; however, the Company has not yet determined the impact it will have on its results of operations.

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

        There are a number of factors and uncertainties that could cause actual results of operations, financial condition or business contemplated by the forward-looking statements to differ materially from those discussed in the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company, including those factors described in “Item 1A. Risk Factors” above. Other factors not identified herein could also have such an effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains a secured line of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases. The credit line available is $70,000, which carries a variable rate of interest. On June 1, 2005, the Company agreed to extend the existing line of credit with Bank of America, which was due on April 15, 2006. The loan agreement is now due on April 15, 2010.

        The Company’s borrowing arrangement contains no limitation on the change in the variable interest rate paid by the Company. Based on the Company’s average borrowing outstanding during the year of approximately $9,391, a 1% change either up or down in the LIBOR rate would have changed the Company’s interest expense by approximately $94.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial Statement Schedules:

No financial statement schedules are included as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) as of January 29, 2006 and January 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duckwall-ALCO Stores, Inc. internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
April 14, 2006

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

January 29, 2006 and January 30, 2005

(Dollars in thousands)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 1,565	1,200
Receivables	1,781	1,734
Inventories	135,077	129,486
Prepaid expenses	2,621	2,225
Property held for sale	585	—

Total current assets	141,629	134,645

Property and equipment, at cost:
Land and land improvements	2,559	2,313
Buildings and building improvements	17,822	16,173
Furniture, fixtures, and equipment	52,406	52,692
Transportation equipment	1,370	2,908
Leasehold improvements	13,897	13,788
Construction work in progress	4,561	134

Total property and equipment	92,615	88,008
Less accumulated depreciation and amortization	63,591	63,520

Net property and equipment	29,024	24,488

Property under capital leases	23,228	18,228
Less accumulated amortization	16,367	15,682

Net property under capital leases	6,861	2,546

Other assets	55	89
Deferred income taxes	1,353	1,350

	$178,922	163,118

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2006	2005
Current liabilities:
Current maturities of capital lease obligations	$ 1,879	856
Accounts payable	28,300	22,234
Income taxes payable	1,163	351
Accrued salaries and commissions	6,001	4,728
Accrued taxes other than income	4,743	4,367
Self-insurance claim reserves	3,915	3,365
Stock purchase payable	1,910	—
Other current liabilities	2,998	2,399
Deferred income taxes	86	914

Total current liabilities	50,995	39,214

Notes payable under revolving loan credit facility	17,062	4,023
Capital lease obligations, less current maturities	7,299	3,726
Other noncurrent liabilities	1,419	1,479

Total liabilities	76,775	48,442

Stockholders’ equity:
Common stock, $0.0001 par value. Authorized
20,000,000 shares in 2006 and
2005; issued and outstanding
3,786,953 and 4,475,079 shares
in 2006 and 2005, respectively	1	1
Additional paid-in capital	36,411	50,889
Retained earnings	65,735	63,786

Total stockholders’ equity	102,147	114,676

	$178,922	163,118

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended January 29, 2006; January 30, 2005; and February 1, 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004
Net sales	$ 435,015	409,345	398,186
Cost of sales	296,503	273,644	265,135

Gross margin	138,512	135,701	133,051

Selling, general, and administrative	124,974	120,355	116,720
Depreciation and amortization	5,946	6,428	6,828

Total operating expenses	130,920	126,783	123,548

Income from continuing operations	7,592	8,918	9,503
Interest expense	1,273	1,230	1,386

Earnings from continuing operations before
income taxes and discontinued operations	6,319	7,688	8,117
Income tax expense	1,729	2,640	2,456

Earnings from continuing operations before
discontinued operations	4,590	5,048	5,661

Income (loss) from discontinued operations, net of income
tax expense (benefit) of $(1,445), $(636), and $371 in
2006, 2005 and 2004, respectively	(2,641)	(1,125)	852

Net earnings	$ 1,949	3,923	6,513

Earnings (loss) per share:
Basic:
Earnings before discontinued operations	$ 1.12	1.15	1.33
Discontinued operations	(0.64)	(0.26)	0.20

Net earnings	$ 0.48	0.89	1.53

Earnings (loss) per share:
Diluted:
Earnings before discontinued operations	$ 1.11	1.13	1.30
Discontinued operations	(0.64)	(0.25)	0.20

Net earnings	$ 0.47	0.88	1.50

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal years ended January 29, 2006; January 30, 2005; and February 1, 2004

(Dollars in thousands)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total stockholders’ equity
Balance, February 2, 2003	4,260,557	$1	48,759	53,350	102,110
Net earnings for the year ended
February 1, 2004	—	—	—	6,513	6,513
Repurchase and retirement of
common shares	(69,300)	—	(658)	—	(658)
Income tax benefit related to exercise of
stock options	—	—	360	—	360
Options exercised to purchase shares	108,559	—	868	—	868

Balance, February 1, 2004	4,299,816	1	49,329	59,863	109,193

Net earnings for the year ended
January 30, 2005	—	—	—	3,923	3,923
Repurchase and retirement of
common shares	(5,000)	—	(80)	—	(80)
Income tax benefit related to exercise of
stock options	—	—	375	—	375
Options exercised to purchase shares	180,263	—	1,265	—	1,265

Balance, January 30, 2005	4,475,079	1	50,889	63,786	114,676

Net earnings for the year ended
January 29, 2006	—	—	—	1,949	1,949
Repurchase and retirement of
common shares	(729,861)	—	(14,985)	—	(14,985)
Income tax benefit related to exercise of
stock options	—	—	84	—	84
Options exercised to purchase shares	41,735	—	423	—	423

Balance, January 29, 2006	3,786,953	$1	36,411	65,735	102,147

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended January 29, 2006; January 30, 2005; and February 1, 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$ 1,949	3,923	6,513
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	6,006	6,804	7,311
Amortization of debt financing costs	95	75	75
Deferred income taxes	(831)	(1,071)	(972)
Loss (gain) on disposition or impairment of
property and equipment	629	572	(406)
(Increase) decrease in receivables	(47)	(213)	494
(Increase) decrease in inventories	(5,591)	2,175	(1,984)
Decrease (increase) in prepaid expenses	301	(456)	227
Increase (decrease) in accounts payable	6,066	(5,565)	2,558
Increase (decrease) in income taxes payable	896	(1,218)	978
Increase (decrease) in accrued salaries and commissions	1,273	(747)	103
Increase (decrease) in accrued taxes other than income	376	(129)	561
Increase in self-insured claims reserves	550	2,211	1,154
Increase (decrease) in other liabilities	539	(172)	185
Decrease in deferred revenue	—	(419)	(438)

Net cash provided by operating activities	12,211	5,770	16,359

Cash flows from investing activities:
Proceeds from sale of property and equipment	50	1,977	1,169
Acquisition of:
Buildings	(4,971)	(346)	(59)
Fixtures, equipment and leasehold improvements	(6,150)	(6,199)	(4,216)

Net cash used in investing activities	(11,071)	(4,568)	(3,106)

Cash flows from financing activities:
Decrease in notes payable under revolving loan
credit facility	—	(935)	(12,525)
Net borrowings under revolving loan credit agreement	13,039	—	—
Refinancing costs on revolving loan	(61)	—	—
Proceeds from exercise of outstanding stock options	423	1,265	868
Repurchase of stock	(13,075)	(80)	(658)
Principal payments on long-term debt	—	(533)	(499)
Principal payments under capital lease obligations	(1,101)	(803)	(711)

Net cash generated by (used in) financing activities	(775)	(1,086)	(13,525)

Net increase (decrease) in cash and cash equivalents	365	116	(272)

Cash and cash equivalents at beginning of year	1,200	1,084	1,356

Cash and cash equivalents at end of year	$ 1,565	1,200	1,084

Supplemental disclosure of noncash activity:
Tax benefit related to stock options exercised	$ 84	375	360
Assets acquired under capital lease	5,697	—	—

See accompanying notes to consolidated financial statements.

1.	Summary of Significant Accounting Policies

(a)	Nature of Business

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

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2006, 2005, and 2004 each consists of 52 weeks.

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

Buildings	25 years
Building improvements	10 years
Coolers and freezers	15 years
Furniture, fixtures, and equipment	3 - 8 years
Transportation equipment	3 - 5 years
Leasehold improvements	2 - 10 years

Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred.

The Company has sold and leased back certain stores (land and buildings). The net proceeds from the sale-leaseback transactions amounted to approximately $0, $1,660, and $0 for fiscal 2006, 2005, and 2004, respectively. If a gain results from the sale-leaseback transaction, such gains are deferred and are included within other noncurrent liabilities and are being amortized over the term of the related leases (15 - 20 years).

(f)	Operating Leases

The Company accounts for operating leases over the initial lease term without regard to available renewal options. The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term. Total rent expense is recognized on a straight-line basis over that term.

(g)	Insurance

The Company is essentially self insured for its worker’s compensation, general liability, and medical insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

(h)	Income Taxes

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

(i)	Net Sales

Sales are recorded in the period of sale. Sales returns, which are not material, are recorded in the period of return as a reduction of sales.

(j)	Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 9.

(k)	Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds. During fiscal 2006, 2005, and 2004, the following amounts were paid for interest and income taxes:

	2006	2005	2004
Interest, excluding interest on capital
lease obligations and amortization of
debt financing costs (net of capitalized
interest of $54 in fiscal 2006, $16 in
fiscal 2005, and $16 in fiscal 2004)	$774	648	639
Income taxes	584	3,991	2,822

(l)	Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(m)	Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No provisions for asset impairment in fiscal 2006, 2005, and 2004 are included in the consolidated statements of operations.

(n)	Store Closings and Discontinued Operations

A provision for store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended January 29, 2006; January 30, 2005; and February 1, 2004 is as follows:

	2006	2005	2004
Store closure liability at beginning
of year	$ 107	18	146
Store closure expense (included in
discontinued operations)	808	109	11
Payments	(438)	(20)	(139)

Store closure liability at
end of year	$ 477	107	18

As a result of the store closings, the Company had two properties that were vacant and classified as “Assets Held for Sale.” At January 29, 2006, they are recorded at their net realizable value of $585.

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically disbursed. The results of operations for stores that have been closed by the Company (twenty-three, seven, and eight stores in fiscal years 2006, 2005, and 2004, respectively) have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company does not allocate interest expense to discontinued operations.

(o)	Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense of $6,180, $5,594, and $5,570 in the fiscal years 2006, 2005, and 2004, respectively, are included in selling, general and administrative expenses.

(p)	Stock-based Compensation

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

	2006	2005	2004
Store closure liability at beginning
of year	$ 107	18	146
Store closure expense (included in
discontinued operations)	808	109	11
Payments	(438)	(20)	(139)

Store closure liability at
end of year	$ 477	107	18

The fair value of each option grant is estimated on the date of grant in the applicable fiscal year using the Black-Scholes option-pricing model with the following assumptions:

2006
Expected dividend yield	—
Expected stock price volatility	38.4
Risk-free interest rate	4.0
Expected life of options	5 years

The weighted average grant date fair value of options granted during fiscal 2006 is $18.40 per share. No options were issued during fiscal years 2005 and 2004.

(q)	Future Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on the Company’s results of operations. The Company is required to adopt SFAS No. 123(R) during the first quarter of fiscal 2007; however, the Company has not yet determined the impact it will have on its results of operations.

2.	Inventories

Inventories at January 29, 2006 and January 30, 2005 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 29, 2006 and January 30, 2005 are summarized as follows:

	2006	2005
FIFO cost	$ 136,269	130,707
Less LIFO and markdown reserves	(1,192)	(1,221)

LIFO cost	$ 135,077	129,486

3.	Credit Arrangements, Notes Payable, and Long-term Debt

The Company entered into a loan agreement with its lenders on April 15, 2002 that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). The amount advanced is generally limited to 70% of eligible inventory, as defined. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets, and payment of dividends. On June 1, 2005 the Company and its lender, Bank of America, agreed to extend the revolving loan credit facility. The loan agreement, which was due on April 15, 2006, will now be due on April 15, 2010.

Notes payable outstanding at January 29, 2006 and January 30, 2005 under the revolving loan credit facility aggregated $17,062 and $4,023, respectively. The lender had also issued letters of credit aggregating $3,978 and $3,611, respectively, at such dates on behalf of the Company. The interest rates on outstanding borrowings at January 29, 2006 were 7.25%. The Company had additional borrowings available at January 29, 2006 under the revolving loan credit facility amounting to $48,960.

Interest expense on notes payable and long-term debt in fiscal 2006, 2005, and 2004 aggregated $644, $522, and $659, respectively.

4.	Employee Benefits

The Company has a trusteed Profit Sharing Plan (the Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from such Plan for fiscal 2006, 2005, and 2004 amounted to $0, $420, and $699, respectively.

5.	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 29, 2006 and January 30, 2005 are as follows:

	2006	2005
Buildings	$14,890	14,890
Fixtures	3,338	3,338
Software	5,000	—

	23,228	18,228
Less accumulated amortization	16,367	15,682

Net property under capital leases	$ 6,861	2,546

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates. The Company expects to acquire additional software which will be added to the software lease during fiscal 2007.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of January 29, 2006 are as follows:

	Capital leases	Operating leases
Fiscal year:
2007	$ 2,818	10,722
2008	2,547	8,891
2009	2,044	6,395
2010	1,931	4,782
2011	1,563	4,092
Later years	1,263	22,055

Total minimum lease payments	12,166	$56,937

Less amount representing interest	2,988

Present value of net minimum lease payments	9,178

Less current maturities	1,879

Capital lease obligations, less current maturities	$ 7,299

Minimum payments have not been reduced by minimum sublease rentals of $20 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $100, $88, and $87 for fiscal 2006, 2005, and 2004, respectively.

The Company entered into a software lease and a flexible lease financing proposal regarding the lease of POS hardware with General Electric Capital Corporation (“GECC”) on December 1, 2005 and December 5, 2005, respectively. GECC has established a $14,500 fixed lease line for existing stores for the Company. The lease line can be increased to accommodate any new stores that the Company opens. The software lease, which is a capital lease, is not to exceed $7,000. It began on January 1, 2006 and has a term of five years. The hardware lease, which is an operating lease, is to begin by September 30, 2006, and has a term of four years. As of January 29, 2006, $5,451 was outstanding against this lease line. The Company has additional borrowing available under the lease line of $8,803 as of January 29, 2006.

Interest on capital lease obligations in fiscal 2006, 2005 and 2004 aggregated $544, $583, and $672, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2006, 2005, and 2004:

	2006	2005	2004
Minimum rentals	$ 10,768	10,973	11,053
Contingent rentals	1,120	967	872
Less sublease rentals	(53)	(58)	(68)

	$ 11,835	11,882	11,857

6.	Income Taxes

The Company’s income tax expense (benefit) consists of the following:

	2006	2005	2004
Income tax expense (benefit) allocated
to continuing operations	$ 1,729	2,640	2,456
Income tax expense (benefit) allocated
to discontinued operations	(1,445)	(636)	371

Total income tax expense	$ 284	2,004	2,827

Income tax expense (benefit) attributable to continuing operations for fiscal 2006, 2005, and 2004 consists of:

	Current	Deferred	Total
2006:
Federal	$ 2,124	(626)	1,498
State	436	(205)	231

	$ 2,560	(831)	1,729

2005:
Federal	$ 3,288	(898)	2,390
State	423	(173)	250

	$ 3,711	(1,071)	2,640

2004:
Federal	$ 2,850	(810)	2,040
State	578	(162)	416

	$ 3,428	(972)	2,456

Income tax expense attributable to continuing operations was $1,729, $2,640, and $2,456 for fiscal 2006, 2005, and 2004, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2006, 2005, and 2004 as a result of the following:

	2006	2005	2004
Computed “expected” tax expense	$ 2,212	2,302	3,112
State income taxes, net of the Federal
income tax benefit	212	137	296
Adjustment for prior period taxes	(371)	—	(618)
Other, net	(324)	201	(334)

	$ 1,729	2,640	2,456

The Company analyzes its income tax liability account based on current information. As a result of this analysis, the Company determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed this overaccrual of approximately $371 and $618 during the fourth quarter of fiscal 2006 and 2004, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 29, 2006 and January 30, 2005 are presented below:

	2006	2005
Deferred tax assets:
Capital leases	$ 645	779
Other liabilities	3,715	2,882
Property and equipment, due to differences in depreciation
and a prior business combination accounted for as
a purchase	133	—
State net operating loss carryforwards	179	9

Total gross deferred tax assets	4,672	3,670

Less valuation allowance	(122)	(9)

Net deferred tax assets	4,550	3,661

Deferred tax liabilities:
Inventories, principally due to differences in the LIFO
reserve arising from a prior business combination
accounted for as a purchase	3,012	2,412
Property and equipment, due to differences in depreciation
and a prior business combination accounted for as
a purchase	—	587
Other assets	271	226

Total gross deferred tax liabilities	3,283	3,225

At January 29, 2006, the Company has net operating loss carryforwards for state income tax purposes aggregating $2,167, which are available to offset future state taxable income in those states, if any, expiring beginning in fiscal year 2020. The valuation allowance offsets the net operating loss carryforwards. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

7.	Stock Option Plan

The Company has a 1993 Incentive Stock Option Plan under which no securities remain available for issuance. The Company has a 2003 Incentive Stock Option Plan under which options to purchase 500,000 shares of common stock may be granted to key employees. As of January 29, 2006, 390,000 securities remain available for issuance. The plan provides that the option price shall not be less than the fair market value of the shares on the date of grant and that unexercised options expire five years from that date. The options become exercisable in equal amounts over a four-year period from the grant date. Information regarding options that were outstanding at January 29, 2006; January 30, 2005; and February 1, 2004 is presented below:

	Number of shares	Weighted average exercise price
Options outstanding, February 2, 2003	434,375	$ 9.53
Issued	—	—
Exercised	(108,559)	8.00
Canceled	(43,845)	17.06

Options outstanding, February 1, 2004	281,971	8.94
Issued	—	—
Exercised	(180,263)	8.19
Canceled	(30,534)	8.44

Options outstanding, January 30, 2005	71,174	11.07
Issued	110,000	18.40
Exercised	(41,735)	10.15
Canceled	(6,201)	11.84

Options outstanding, January 29, 2006	133,238	17.37

	Options outstanding
Exercise price	Number outstanding at January 29, 2006	Remaining contractual life	Exercise price	Number exercisable at January 29, 2006
$12.50	23,238	0.2	$12.50	14,318
18.25	100,000	3.2	18.25	—
19.90	10,000	3.3	19.90	—

8.	Stockholders’ Equity

Since 1998, the Company’s board of directors has approved plans to repurchase up to 1,814,461 shares of the Company’s common stock (the Stock Repurchase Program). Purchases pursuant to the Stock Repurchase Program are to be made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program is anticipated to be funded with internally generated cash and borrowings under the credit facility. As of January 29, 2006, the Company had purchased and retired 1,814,461 shares of common stock for $23,857. All shares purchased by the Company under this program are retired. On March 23, 2006, the Company’s board of directors approved a new plan authorizing the repurchase of up to 200,000 shares of the Company’s common stock.

9.	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2006	2005	2004
Weighted average shares outstanding
(basic)	4,083,798	4,391,538	4,243,441
Effect of dilutive options to purchase
common stock	34,124	72,878	99,940

As adjusted for diluted
calculation	4,117,922	4,464,416	4,343,381

10.	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter (1)
2006:
Net sales	$ 98,026	108,679	101,117	127,193
Gross margin	30,560	32,683	32,672	42,492
Earnings from
continuing operations	(1,156)	699	(85)	5,132
Net earnings (loss)	(2,730)	(294)	(187)	5,160
Net earnings (loss) per share (2):
Basic	(0.62)	(0.07)	(0.05)	1.34
Diluted	(0.62)	(0.07)	(0.05)	1.33

2005:
Net sales	$ 95,351	102,286	94,285	117,423
Gross margin	31,934	33,923	32,543	37,301
Earnings from
continuing operations	882	1,432	461	2,272
Net earnings (loss)	687	1,187	(46)	2,095
Net earnings (loss) per share (a):
Basic	0.16	0.27	(0.01)	0.47
Diluted	0.16	0.27	(0.01)	0.47

(1)	In fiscal 2006, the reduction in shrinkage related to a warehouse inventory adjustment contributed $1.3 million to the gross margin. A reversal of an over-accrual of income taxes of $371 positively impacted net earnings.

(2)	Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2006 and fiscal 2005 does not equal the total computed for the year.

(3)	The amounts shown for net sales, gross margin, and earnings from continuing operations for the first, second, and third quarters do not agree to previously reported amounts due to reclassifications that have been made for discontinued operations (see also note 1(n)).

11.	Fair Value of Financial Instruments

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

12.	Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $680, $673, and $679 in fiscal 2006, 2005, and 2004, respectively.

During fiscal 2006, 2005, and 2004, the Company paid a consulting firm $0, $15, and $270, respectively, to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

13.	Business Operations and Segment Information

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

Segment Information

	2006	2005	2004
Net sales:
ALCO Discount Stores	$ 405,773	403,885	401,003
All other:
External	30,851	33,443	32,984
Intercompany	247,667	234,284	234,806

	$ 684,291	671,612	668,793

Depreciation and amortization:
ALCO Discount Stores	$ 3,713	3,812	3,994
All other	2,233	2,616	2,834

	$ 5,946	6,428	6,828

Income (expense) from continuing operations:
ALCO Discount Stores	$ 33,593	36,519	33,838
All other	(26,339)	(27,870)	(24,514)

	$ 7,254	8,649	9,324

Capital expenditures:
ALCO Discount Stores	$ 6,208	4,872	3,376
All other	4,913	1,673	899

	$ 11,121	6,545	4,275

Identifiable assets:
ALCO Discount Stores	$ 130,908	125,620	128,637
All other	48,014	37,498	38,856

	$ 178,922	163,118	167,493

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:

	2006	2005	2004
Net sales per above segment information	$ 684,291	671,612	668,793
Intercompany elimination	(247,667)	(234,284)	(234,806)
Sales included in discontinued operations	(1,609)	(27,983)	(35,801)

Net sales per consolidated
statements of operations	$ 435,015	409,345	398,186

	2006	2005	2004
Income from continuing operations per
above segment information	$ 7,254	8,649	9,324
Leases	338	269	179

Income from continuing
operations per consolidated
statements of operations	$ 7,592	8,918	9,503

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of January 29, 2006. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 29, 2006 because of the materials weaknesses described in internal control over financial reporting described below in (Item 9A(b)).

        KPMG LLP has issued an audit report on our financial statements for the fiscal year ended January 29, 2006, which is included in this report. Also, our Chief Executive Officer and the Chief Financial Officer have certified that, to their knowledge, the financial information included in this 10-K fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report.

(b) Management’s Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principals. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of January 29, 2006.

        Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of January 29, 2006:

1.	The Company has not established controls to require a review of certain information prepared for inclusion in the Company’s financial statements. Specifically:

•	The Company’s information system generates a report of all changes in or additions to its accounts payable vendor master file. The Company does not have a control that requires a review of this report by personnel independent of the accounts payable function to assure that all changes were properly authorized.
•	The Company makes manual journal entries as part of its reconciliation and closing process. The Company does not have a control that requires a review of these journal entries and supporting analysis by someone other than the preparer prior to being recorded in the general ledger.
•	The Company does not have a control that requires a sufficiently detailed review of the Company’s financial statements prior to their issuance.

        As a result of this deficiency, adjustments were made to cash, inventory and accrued liabilities. Furthermore, there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

2.	The Company has insufficient controls to ensure that warehouse inventory and cost of sales are properly reported in the interim financial statements. Specifically, warehouse inventory is only reconciled to the general ledger annually. This deficiency resulted in more than a remote likelihood that a material misstatement of our interim financial statements would not have been prevented or detected.

        Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. Their audit report appears in Item 8 above.

(c) Changes in Internal Control over Financial reporting

        The Company is currently implementing procedures to establish and maintain controls which will result in the necessary reviews being performed. The Company initiated the development and implementation of controls over the development of the financial statements in the fourth quarter of fiscal 2006. The Company is also designing and implementing procedures to reconcile the warehouse inventory to the general ledger on a quarterly basis.

        There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 29,2006 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors
Duckwall-ALCO Stores, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A(b), that Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of January 29, 2006:

1.	The Company has not established controls to require a review of certain information prepared for inclusion in the Company’s financial statements. Specifically:

•	The Company’s information system generates a report of all changes in or additions to its accounts payable vendor master file. The Company does not have a control that requires a review of this report by personnel independent of the accounts payable function to assure that all changes were properly authorized.
•	The Company makes manual journal entries as part of its reconciliation and closing process. The Company does not have a control that requires a review of these journal entries and supporting analysis by someone other than the preparer prior to being recorded in the general ledger.
•	The Company does not have a control that requires a sufficiently detailed review of the Company’s financial statements prior to their issuance.

As a result of this deficiency, adjustments were made to cash, inventory and accrued liabilities. Furthermore, there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected.

2.	The Company has insufficient controls to ensure that warehouse inventory and cost of sales are properly reported in the interim financial statements. Specifically, warehouse inventory is only reconciled to the general ledger annually. This deficiency resulted in more than a remote likelihood that a material misstatement of our interim financial statements would not have been prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 29, 2006 and January 30, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 29, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 14, 2006 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Omaha, Nebraska
April 14, 2006

ITEM 9B. OTHER INFORMATION.

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Election of Directors” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 1 of this Form 10-K. The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The Registrant’s Proxy Statement also contains under the caption “Code of Ethics” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Compensation Committee Report”, “Audit Committee Report”, and “Company Performance”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Ownership of Duckwall Common Stock” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 23, 2006, contains under the caption “Ratification of Selection of Independent Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules, and Exhibits

(1)	Consolidated Financial Statements The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)	Financial Statement Schedules No financial statement schedules are included as they are not applicable to the Company.

(3)	Exhibits The exhibits filed with or incorporated by reference in this report are listed below:

Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

10.1	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank.

10.2	Employment Agreement dated August 1, 2005 between the Company and Bruce C. Dale is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated August 1, 2005.

10.3	Employment Agreement dated January 5, 2006 between the Company and Tom L. Canfield, Jr. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.4	Employment Agreement dated January 5, 2006 between the Company and James E. Schoenbeck is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.5	Employment Agreement dated January 5, 2006 between the Company and Michael J. Gawin is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.6	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 and hereby incorporated by reference).

10.7	Employment Agreement dated January 5, 2006 between the Company and Robert E. Swartz, Jr. is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.8	Employment Agreement dated January 5, 2006 between the Company and Anthony C. Corradi is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.9	Employment Agreement dated January 27, 2006 between the Company and John R. Sturdivant is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 31, 2006.

10.10	Employment Agreement dated March 23, 2006 between the Company and Michael S. Marcus is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 28, 2006.

10.11	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.12	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.13	Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust.

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc., dated April 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC. by /s/ Bruce C. Dale Bruce C. Dale, President and Chief Executive Officer

Dated: April 14, 2006

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/s/ Bruce C. Dale	April 14, 2006
Bruce C. Dale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael S. Marcus	April 14, 2006
Michael S. Marcus
Vice President - Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ Warren H. Gfeller	April 14, 2006
Warren H. Gfeller
Director

/s/ Dennis A. Mullin	April 14, 2006
Dennis A. Mullin
Director

/s/ Lolan C. Mackey	April 14, 2006
Lolan C. Mackey
Director

/s/ Jeffrey J. Macke	April 14, 2006
Jeffrey J. Macke
Director

/s/ Robert L. Ring	April 14, 2006
Robert L. Ring
Director

/s/ Dennis E. Logue	April 14, 2006
Dennis E. Logue
Director

