Form 10-K/A
period 2006-01-29
DUCKWALL ALCO STORES INC
filed 2006-05-04
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

        Since 1998, the Company’s Board of Directors has approved plans to repurchase up to 1,814,461 shares of the Company’s Common Stock (the “Stock Repurchase Program”I). Purchases pursuant to the Stock Repurchase Program were made from time to time in the open market or directly from stockholders at prevailing market prices. The Stock Repurchase Program was funded by cash generated from operations and borrowing under the Company’s credit facility. As of January 29, 2006, the Company had purchased and retired 1,814,461 shares of Common Stock for $23.9 million, which represents 35% of the shares outstanding as of the initial Stock Repurchase Program approval in 1998. On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock.

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
AND FINANCIAL STATEMENT SCHEDULES

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES

        Financial Statement Schedules:

No financial statement schedules are included as they are not applicable to the Company.

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

	2006	2005	2004
Net earnings as reported	$ 1,949	3,923	6,513
Pro forma stock-based employee
compensation cost, net of tax	(250)	(29)	(109)

Pro forma net earnings	$ 1,699	3,894	6,404

Earnings per share as reported:
Basic	$ 0.48	0.89	1.53
Diluted	0.47	0.88	1.50
Earnings, per share, pro forma:
Basic	0.42	0.89	1.51
Diluted	0.41	0.87	1.47

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules, and Exhibits

(1)	Consolidated Financial Statements The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)	Financial Statement Schedules No financial statement schedules are included as they are not applicable to the Company.

(3)	Exhibits The exhibits filed with or incorporated by reference in this report are listed below:

Number	Description

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

3.2	Certificate of Amendment to the Articles of Incorporation (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference) (filed as Exhibit 3(b) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference.)

3.3	Bylaws (filed as Exhibit 3(b) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.1	Specimen Common Stock Certificates (filed as Exhibit 4.1 to Company’s Registration Statement on Form S-1 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation and Bylaws described above under 3(1) and 3(3), respectively (filed as Exhibit 4(a) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

4.3	Reference is made to the Certificate of Amendment to the Articles of Incorporation described above under 3(2) (filed as Exhibit 3(2) to Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 1995, and incorporated herein by reference).

4.4	Form of 10% Subordinated Notes (filed as Exhibit 4(c) to Company’s Registration Statement on Form S-1 and hereby incorporated herein by reference).

10.1	Separation Agreement and Release, dated as of December 27, 2004, between the Company and Glen L. Shank.

10.2	Employment Agreement dated August 1, 2005 between the Company and Bruce C. Dale is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated August 1, 2005.

10.3	Employment Agreement dated January 5, 2006 between the Company and Tom L. Canfield, Jr. is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.4	Employment Agreement dated January 5, 2006 between the Company and James E. Schoenbeck is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.5	Employment Agreement dated January 5, 2006 between the Company and Michael J. Gawin is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.6	Employment Agreement dated December 28, 2000 between the Company and Richard A. Mansfield (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 and hereby incorporated by reference).

10.7	Employment Agreement dated January 5, 2006 between the Company and Robert E. Swartz, Jr. is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.8	Employment Agreement dated January 5, 2006 between the Company and Anthony C. Corradi is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated January 9, 2006.

10.9	Employment Agreement dated January 27, 2006 between the Company and John R. Sturdivant is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated January 31, 2006.

10.10	Employment Agreement dated March 23, 2006 between the Company and Michael S. Marcus is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 28, 2006.

10.11	Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.12	Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

10.13	Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust. (Filed as Exhibit 10.20 to the Company’s Annual Report on 10-K for the fiscal year ended January 30, 2005 and hereby incorporated by reference.)

21.1	Amended and Restated List of Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc., dated April 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2	Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 14, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

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

