Form 10-Q
period 2006-04-30
DUCKWALL ALCO STORES INC
filed 2006-06-13
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Cottage Street
Abilene, Kansas	67410-2832
(Address of principal executive offices)	(Zip Code)

(785) 263-3350
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐          Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,790,386 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of April 30, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

Assets

	April 30,	January 29,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,658	$1,565
Receivables	2,209	1,781
Inventories	143,136	135,077
Prepaid expenses	2,312	2,621
Property held for sale	350	585

Total current assets	152,665	141,629

Property and equipment	95,478	92,615
Less accumulated depreciation	64,817	63,591

Net property and equipment	30,661	29,024

Property under capital leases	23,228	23,228
Less accumulated amortization	16,746	16,367

Net property under capital leases	6,482	6,861

Other non-current assets	29	55
Deferred income taxes	1,363	1,353

Total assets	$191,200	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	April 30,	January 29,
	2006	2006
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	$1,878	$1,879
Accounts payable	31,542	28,300
Income taxes payable	348	1,163
Accrued salaries and commissions	4,057	6,001
Accrued taxes other than income	5,153	4,743
Self-insurance claim reserves	4,137	3,915
Stock purchase payable	—	1,910
Other current liabilities	2,740	2,998
Deferred income taxes	37	86

Total current liabilities	49,892	50,995

Notes payable under revolving loan	30,300	17,062
Capital lease obligations - less current maturities	6,835	7,299
Other noncurrent liabilities	1,387	1,419

Total liabilities	88,414	76,775

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,790,386 shares and 3,786,953 shares respectively	1	1
Additional paid-in capital	36,509	36,411
Retained earnings	66,276	65,735
Total stockholders’ equity	102,786	102,147

Total liabilities and stockholders’ equity	$191,200	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Thirteen Week
	Periods Ended
	April 30,	May 1,
	2006	2005
Net sales	$109,071	$98,026
Cost of sales	76,496	67,466
Gross margin	32,575	30,560

Selling, general and administrative	29,901	30,592
Depreciation and amortization	1,606	1,547
Total operating expenses	31,507	32,139

Operating income (loss) from continuing operations	1,068	(1,579)
Interest expense	571	210
Earnings (loss) from continuing operations before income taxes	497	(1,789)
Income tax expense (benefit)	188	(633)
Earnings (loss) from continuing operations	309	(1,156)
Earnings (loss) from discontinued operations, net of income tax	232	(1,574)
Net earnings (loss)	$541	($2,730)

Earnings (loss) per share
Basic
Continuing operations	$0.08	($0.26)
Discontinued operations	$0.06	($0.36)
Net earnings (loss)	$0.14	($0.62)

Diluted
Continuing operations	$0.08	($0.26)
Discontinued operations	$0.06	($0.36)
Net earnings (loss)	$0.14	($0.62)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Cash Flows

Dollars in Thousands

(Unaudited)

	For the Thirteen Week
	Periods Ended
	April 30, 2006	May 1, 2005
Cash Flows From Operating Activities:
Net earnings (loss)	$541	($2,730)
Tax benefit of stock options exercised	4	—
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Increase in receivables	(428)	(318)
Decrease in prepaid expenses	309	490
Decrease (increase) in inventories	(8,059)	1,831
Depreciation and amortization	1,605	1,555
(Gain) loss on disposal of assets	(351)	388
Stock compensations expense	46	—
Amortization of debt financing costs	26	18
Increase in accounts payable	3,242	6,620
Decrease in income taxes payable	(815)	(1,985)
Increase (decrease) in accrued salary & commissions	(1,944)	990
Increase in accrued taxes other than income	410	992
Change in deferred income taxes	(59)	(26)
Increase (decrease) in other liabilities	(1,978)	783
Net cash provided by (used in) operating activities	(7,451)	8,608
Cash Flows From Investing Activities:
Capital expenditures	(2,863)	(1,276)
Proceeds from the sale of assets	586	—
Net cash used in investing activities	(2,277)	(1,276)
Cash Flows From Financing Activities:
Net borrowings under revolving loan credit agreement	13,238	2,058
Principal payments on capital leases	(465)	(214)
Proceeds from exercise of stock options	43	106
Excess tax benefit on stock options exercises	5	—
Common stock repurchase	—	(7,188)
Net cash (used in) provided by financing activities	12,821	(5,238)
Net increase in cash	3,093	2,094
Cash and cash equivalents at beginning of period	1,565	1,200
Cash at end of period	$4,658	$3,294
Cash paid during the period for:
Interest	$421	$69
Income taxes	$1,222	$556

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	—	$3

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands Except Per Share Amounts)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s fiscal 2006 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Stock-based Compensation

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments include stock option grants. SFAS 123(R) requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.

For the three months ended April 30, 2006, the adoption of SFAS 123(R)’s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $46 related to the Company’s stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25. This share-based compensation lowered pre-tax earnings by $46, lowered net income by $36, and lowered basic and diluted earnings per share by $0.01. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity in the statement of cash flow as required prior to SFAS 123(R). The change resulted in $5 being shown as a cash flow from financing activities rather than operating activities. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

Prior to January 30, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). As options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net income prior to adopting SFAS 123(R). As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants:

For The Thirteen Week
Period Ended
May 1,
2005
Net earnings (loss) as reported	($2,730)
Pro forma stock-based employee compensation cost, net of tax	($21)
Pro forma net earnings (loss)	($2,751)

Earnings (loss) per share as reported:
Basic	($0.62)
Diluted	($0.62)

Earnings (loss) per share, pro forma:
Basic	($0.62)
Diluted	($0.62)

Under SFAS 123(R) forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures as they occurred.

Under the Company’s 2003 Incentive Stock Option Plan, options may be granted to officers and key employees. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning one calendar year from the grant. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.

The Company previously issued stock under the 1993 Incentive Stock Option Plan. This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules. There are no shares remaining to be issued under this plan. As of April 30, 2006, 19,455 options were outstanding under this plan.

Under the terms of the 2003 Incentive Stock Option Plan adopted by the Company effective May 22, 2003, a maximum of 500,000 shares are available for a grant as stock options or other awards  At April 30, 2006, the Company had shares authorized for future option grants of 370,000. The Company issues these grants from the unissued shares authorized by the Company.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award over the requisite service period as discussed above. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the three months ended April 30, 2006 and May 1, 2005 and a summary of the methodology applied to develop each assumption are as follows:

	April 30,	May 1,
	2006	2005
Expected price volatility	37.9%	38.4%
Risk-free interest rate	4.8%	4.0%
Weighted average expected lives in years	5.0	5.0
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%

EXPECTED PRICE VOLATILITY — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock and two of its peers to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates monthly market value changes from the date of grant over a past period to determine volatility. An increase in the expected volatility will increase compensation expense.

RISK-FREE INTEREST RATE — This is the U.S. Treasury rate for the date of the grant having a term of five years. An increase in the risk-free interest rate will increase compensation expense.

EXPECTED LIVES — This is the period of time over which the options granted are expected to remain outstanding and is based on managements expectations in relation to the holders of the options. Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense.

FORFEITURE RATE — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on managements expectations in relation to the holders of the options. An increase in the forfeiture rate will decrease compensation expense.

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 29, 2006	133,238	$17.37
Granted	20,000	25.79
Exercised	(3,433)	12.50
Cancelled	(350)	12.50
Outstanding April 30, 2006	149,455	$18.62	3.7	$1,013

Expected to vest at April 30, 2006	149,455	$18.62	3.7	$1,013

Exercisable at April 30, 2006	44,455	$15.73	2.6	$430

The aggregate intrinsic values in the table above represents the total difference between the Company’s closing stock price on April 30, 2006 and the option exercise price, multiplied by the number of in-the-money options as of April 30, 2006. As of April 30, 2006, total unrecognized compensation expense related to non-vested stock options is $628 with a weighted average expense recognition period of 3.4 years.

A summary of the status of the Company’s nonvested shares as of April 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 29, 2006	118,920	$7.20
Granted	20,000	$10.56
Vested	(33,832)	$6.76
Forfeited	(88)	$5.23
Nonvested at April 30, 2006	105,000	$7.98

Other information relative to option activity during the thirteen weeks ended April 30, 2006 and May 1, 2005 is as follows:

	April 30,	May 1,
	2006	2005
Weighted average grant date fair value of stock options granted	$10.56	$7.30
Total fair value of stock options vested	$229	$54
Total intrinsic value of stock options exercised	$41	$90

(4)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

April 30, 2006	3,788,184	3,810,329
May 1, 2005	4,437,969	4,437,969

(5)           Subsequent Events

The Company entered into a definitive agreement to sell and leaseback 11 ALCO retail locations to Realty Income Corporation for approximately $11.2 million. The term of each lease is 15 years with three, five-year options to extend the term of such leases. The aggregate annual base rent amount is an amount equal to the purchase price multiplied by a capitalization rate of approximately 8.85%. The sale-leaseback for nine of the locations was completed on May 25, 2006. The sale-leaseback for one location is expected to be completed on or about June 16, 2006. The final location is currently still under construction and will be sold upon completion.

The cash proceeds from the transaction will be used to repay a significant portion of the Company’s long-term debt. The estimated annual base rent for the ten completed locations is $907.

On May 23, 2006, the Company’s stockholders approved the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, which had been adopted by the Board of Directors subject to stockholder approval. The total number of shares of stock available for grants under this plan is 120,000. The shares under this plan may consist, in whole or in part, of authorized but unissued stock or treasury stock, not reserved for any other purposes. All eligible directors may receive no more than 20,000 options annually. Specific grants will be based on the Company’s performance, creation of shareholder value, and the performance of each director. Grants vest equally over a four year period from the date of the grant and expire five years from grant date. Pursuant to this plan, on May 23, 2006, the Company’s compensation committee approved the granting of 20,000 stock options to each of the Company’s directors at a purchase price equal to $29.21, the closing price that day.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

Operations. The Company is a regional discount retailer operating 254 stores in 21 states in the central United States, with two business divisions, consisting of:

•                  The ALCO division which, as of April 30, 2006, operated 186 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 93% of the Company’s sales for the first quarter of fiscal 2007.

•                  The Duckwall division which, as of April 30, 2006, operated 68 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 7% of the Company’s sales for the first quarter of fiscal 2007.

The thirteen weeks ended April 30, 2006 and May 1, 2005 are referred to herein as the first quarter of fiscal 2007 and 2006, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

The Company is routinely evaluating the appropriate mix of merchandise to improve sales and gross margin performance. The Company uses centralized purchasing, merchandising, pricing and warehousing to obtain volume discounts, improve efficiencies and achieve consistency among stores and the best overall results. The Company utilizes information obtained from its point-of-sale system and regular input from its store associates to determine its merchandise offerings.

The Company has evaluated the costs and benefits of upgrading its current point-of-sale “POS”, merchandising, human resources/payroll and financial systems. The Company’s project team has selected the hardware and software and entered into agreements with respective vendors. The Company went live on the human resources/payroll and financial systems during the third quarter of fiscal 2006. The Company will pilot the new POS system in one store during the second quarter of fiscal 2007, with the rollout of this system to all stores later in the year. Financial Planning, Performance Analysis and Merchandise Allocation systems went live in the first quarter of fiscal 2007. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores. Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment. These features will allow the Company to better manage inventory levels and store in stock positions. The new system will also enable other improvements in the stores which are not available today due to technology limitations. Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

The Company, when appropriate, implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. Over the last year, the Company has implemented a plan to improve merchandise mix, with greater emphasis on soft-lines. This strategy will enhance the Company’s offerings in fashion merchandise and accessories. The Company’s marketing strategy has been enhanced to highlight more of these products. As the Company evaluates changes, it refines its merchandise mix and advertising strategies. To further create a more customer friendly shopping experience, the Company continues to refine its store prototype and make changes to its layout to accommodate new merchandise strategies. As these changes are analyzed, successful initiatives are rolled out to all locations.

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

Recent Events. The Company entered into a definitive agreement to sell and leaseback 11 ALCO retail locations to Realty Income Corporation for approximately $11.2 million. The term of each lease is 15 years with three, five-year options to extend the term of such leases. The aggregate annual base rent amount is an amount equal to the purchase price multiplied by a capitalization rate of approximately 8.85%. The sale-leaseback for nine of the locations was completed on May 25, 2006. The sale-leaseback for one location is expected to be completed on or about June 16, 2006. The final location is currently still under construction and will be sold upon completion.

The cash proceeds from the transaction will be used to repay a significant portion of the Company’s long-term debt. The estimated annual base rent for the ten completed locations is $907. This amount will be offset by the interest savings on the retired debt and the recognition of the deferred gain on the properties sold. This transaction furthers the Company’s initiative to lease its store locations.

On May 23, 2006, the Company’s stockholders approved the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, which had been adopted by the Board of Directors subject to stockholder approval. The total number of shares of stock available for grants under this plan is 120,000. The shares under this plan may consist, in whole or in part, of authorized but unissued stock or treasury stock, not reserved for any other purposes. All eligible directors may receive no more than 20,000 options annually. Specific grants will be based on the Company’s performance, creation of shareholder value, and the performance of each director. Grants vest equally over a four year period from the date of the grant and expire five years from grant date. Pursuant to this plan, on May 23, 2006, the Company’s compensation committee approved the granting of 20,000 stock options to each of the Company’s directors at a purchase price equal to $29.21, the closing price that day.

Key Items in Fiscal 2007. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the first quarter of fiscal 2007 were:

•                  Net sales increased 11.3% to $109,071. Same store sales increased 6.6% compared to the prior year.

•                  Gross margin percentage decreased to 29.9% of sales, compared to 31.2% in the prior year first quarter.

•                  Earnings per share were $0.14 in the first quarter of fiscal 2007 compared to a loss of ($.62) per share in the prior year first quarter.

•                  The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the first quarter 2007 were $2,674.

•                  The Company’s return on average equity (“ROE”) for the first quarter 2007 was 0.53%.

•                  The Company opened three new ALCO stores during the first quarter of fiscal 2007.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period. The same store sales for all Company stores increased 6.6% compared to the first quarter last year, the ALCO stores same store sales increased 6.8%, and the Duckwall same stores sales increased 3.7% during the first quarter of fiscal 2007.

Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent decreased to 29.9% of sales in the first quarter of fiscal 2007, compared to 31.2% in the first quarter of fiscal 2006.

Earnings per share (“EPS”) growth are an indicator of the returns generated for the Company’s stockholders. EPS from continuing operations improved to $0.08 per diluted share for the first quarter of fiscal 2007, compared to a loss of ($0.26) per diluted share for the first quarter of the prior fiscal year.

The Company’s EBITDA and ROE are discussed under SG&A Detail; Certain Financial Measures below.

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

CRITICAL ACCOUNTING POLICIES

Inventory:  As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of April 30, 2006 and May 1, 2005, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $677 and $901, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Insurance:  The Company considers determination of overall insurance costs a critical accounting policy. As described below, the Company is essentially self insured for its workers compensation, medical insurance and general liability insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 2006 Compared to Thirteen Weeks Ended May 1, 2005.

Net Sales

Net sales for the first quarter of fiscal 2007 increased $11,045, or 11.3%, to $109,071 compared to $98,026 for the first quarter of fiscal 2006. Same store sales increased 6.6% when compared with the prior year. The sales were favorably impacted by customer acceptance of its current merchandise strategy that focuses on soft-lines, a 4.8% increase in customer count and a 6.4% increase in average sale generated.

Gross Margin

Gross margin for the first quarter of fiscal 2007 increased $2,015, or 6.6%, to $32,575 compared to $30,560 in the first quarter of fiscal 2006. Gross margin as a percentage of sales was 29.9% for the first quarter of fiscal 2007 compared to 31.2% for the first quarter of fiscal 2006. The decrease in the gross margin percentage was due to higher promotional markdowns, higher transportation costs resulting from higher fuel prices (a 20% increase compared to the first quarter of fiscal 2006), and a markdown reserve adjustment made in fiscal 2006 that was not repeated in fiscal 2007.

SG&A

Selling, general and administrative expense decreased $691, or 2.3%, to $29,901 in the first quarter of fiscal 2007 compared to $30,592 in the first quarter of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 2007 were 27.4%, compared to 31.2% in the first quarter of fiscal 2006. The decrease in selling, general and administrative expenses was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 that was not repeated in fiscal 2007 and an increase in vendor participation in CO-OP advertising, offset by increased utility costs.

Depreciation and Amortization

Depreciation and amortization expense increased $59, or 3.8%, to $1,606 in the first quarter of fiscal 2007 compared to $1,547 in the first quarter of fiscal 2006. The increase is primarily due to new stores opened in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Interest Expense

Interest expense increased $361, or 171.9%, to $571 in the first quarter of fiscal 2007 compared to $210 in the first quarter of fiscal 2006. The increase in interest expense was due primarily to higher levels of borrowing for the thirteen week period of fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations for the first quarter of fiscal 2007 was 37.8%, compared to 35.4% in the first quarter of fiscal 2006. The effective tax rate is higher due to the expiration of certain employment tax credits and the Company’s increased profitability.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations, net of income tax, was $232 in the first quarter of fiscal 2007, compared to a loss from discontinued operations of $1,574 in the first quarter of fiscal 2006. The increase in earnings from discontinued operations relates to the Company’s closing of 20 unprofitable stores in the first quarter of fiscal 2006 compared with no store closings in the first quarter of fiscal 2007. Additionally, the Company sold property held for sale in relation to the closings in fiscal 2006 in the first quarter of fiscal 2007 resulting in a gain of $351. Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

SG&A Detail; Certain Financial Measures

The Company believes the following detailed information is useful in analyzing its business results. All information presented is from continuing operations.

	For the Thirteen Week Periods Ended
	April 30, 2006	May 1, 2005
SG&A Expenses Breakout
General Office	$2,430	$5,084
Distribution Center	2,262	2,010
SPD Truck Lines	—	240
401K/Profit Sharing	116	—
Comparable Stores SG&A	23,722	23,144
Non Comp Stores SG&A #	1,371	114
Final SG&A as reported on 1st Qtr 10Q	$29,901	$30,592

Return on Average Equity (ROE)****	0.53%	(2.49%)

Net Sales	$109,071	$98,026
SG&A as% of Sales	27.41%	31.21%

SG&A per average selling square foot	$7.30	$7.78

EBITDA**	$2,674	$(32)
EBITDA per average selling square foot***	$0.65	$(0.01)

Sales per average selling square feet*
ALCO	$27.32	$25.54
Duckwall	$19.60	$19.19
Total	$26.62	$24.94

Average Selling Square Feet*	4,098	3,930
Average Square Feet% Change	4.3%	3.32%

Total Stores Operating beginning of Period	251	266
Total Stores Operating end of Period	254	259

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

      Average Stockholders’ Equity is calculated as (beginning of period stockholders’ equity plus end of period stockholders’ equity) divided by 2

#  Non Comp Stores are those stores opened in Fiscal 2006 & Fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

General Office expenses for fiscal 2007 decreased $2,654 or 52.2%. The decrease was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 not repeated in fiscal 2007 and the related payroll savings in fiscal 2007 relating to these reductions, and a $1,605 increase in vendor participation in CO-OP advertising programs, offset by increased utility costs.

Distribution center expenses increased $252 or 12.5%. The increase is related to payroll increased on the increase in the volume of inventory processed.

SPD Truck Line is no longer in operation as the Company has contracted with a dedicated service provider.

Comparable store SG&A expenses increased $578 or 2.5%. Advertising, utility and credit card fees accounted for the majority of this increase.

Non Comparable Stores SG&A expenses increased $1,257. The Company has opened 11 stores since the first quarter of fiscal 2006.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA per selling square foot to earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	For the Thirteen Week Periods Ended
	April 30,	May 1,
	2006	2005
Earnings from continuing operations	$309	$(1,156)
Plus interest	571	210
Plus taxes	188	(633)
Plus depreciation and amortization	1,606	1,547
=EBITDA	$2,674	$(32)

Earnings from continuing operations per square foot	$0.08	$(0.29)
Plus interest per square foot	$0.14	$0.05
Plus taxes per square foot	$0.05	$(0.16)
Plus depreciation and amortization per square foot	$0.39	$0.39
=EBITDA per selling square foot	$0.65	$(0.01)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing (increases in accounts payable).

At April 30, 2006 working capital (defined as current assets less current liabilities) was $102,775 compared to $90,634 at the end of fiscal 2006. The increase in working capital was attributable to increases in inventory and cash and cash equivalents, and accounts payable; and decreases in income taxes payables, and accrued salaries and commissions.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at a least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2010. As of April 30, 2006, the Company has borrowed $30,300 under this facility. The lender had also issued letters of credit aggregating $3,897 at such date on behalf of the Company. Availability under this facility as of April 30, 2006 was $35,803.

Cash provided by (used in) operating activities in the thirteen week period of fiscal 2007 and 2006 was ($7,446) and $8,608 respectively. The decrease in the amount of cash provided by operating activities in the thirteen week period of fiscal 2007 compared to the thirteen week period of fiscal 2006 was primarily due to a increase in inventory relating to the stores opened since fiscal 2006, a decrease in accrued salaries and wages, and a decrease in other liabilities; offset by an increase in accounts payable from renegotiated vendor terms.

Total anticipated cash payments for acquisition of property and equipment in fiscal 2007, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $22,000. Cash used in investing activities (including acquisitions and remodeling) in the thirteen week period of fiscal 2007 and 2006 totaled $2,277 and $1,276, respectively, which were used primarily for the acquisition of property and equipment, offset in fiscal 2007 by the proceeds from the sale of assets.

The Company generated (used) from financing activities in the thirteen week period of fiscal 2007 and 2006 of $12,816 and ($5,238) respectively. Borrowings on the revolving loan generated $13,238 during the thirteen week ended April 30, 2006, compared to $2,058 during the thirteen week period of the prior fiscal year. Cash was used to purchase and retire 399,362 shares of Common Stock during the thirteen week period of fiscal 2006 for $7,188. The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,814,461 shares had been purchased as of April 30, 2006. The Company continues to evaluate the timing and pricing of future share repurchases.

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

Segment Information

	For The Thirteen Week
	Periods Ended
	June 1,	May 1,
	2006	2005
Net Sales:
ALCO Discount Stores	$102,056	$91,006
All Other
External	7,015	7,020
Intercompany	65,957	61,747
	$175,028	$159,773

Depreciation and Amortization
ALCO Discount Stores	$922	$942
All Other	684	605
	$1,606	$1,547

Income (expense) from Operations:
ALCO Discount Stores	$6,303	$6,442
All Other	(5,150)	(7,936)
	$1,153	($1,494)

Capital Expenditures:
ALCO Discount Stores	$949	$1,068
All Other	1,914	208
	$2,863	$1,276

Identifiable Assets:
ALCO Discount Stores	$141,595	$127,082
All Other	49,604	37,498
	$191,199	$164,580

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

Warehousing and distribution costs, including freight applicable to merchandise purchases, have been allocated to the ALCO Discount Stores segment based on the Company’s customary method of allocation for such costs.

Inventories

LIFO reserves are allocated to the ALCO and other for the segment reporting based on ALCO and Duckwall proportionate inventory levels.

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:
	For The Thirteen Week
	Periods Ended
	April 30,	May 1,
	2006	2005
Net sales per above segment information	$175,028	$159,773
Intercompany elimination	65,957	61,747
Net sales per consolidated statements of operations	$109,071	$98,026
Income (loss) from operations per above segment information	$1,153	($1,494)
Leases	85	85
Income (loss) from operations per consolidated statements of operations	$1,068	($1,579)

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $300.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures

(as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, or the “Exchange Act”) for the quarter ended April 30, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2006 because of the material weaknesses discussed below.

To address the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended April 30, 2006.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2006.

 Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006:

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

(c)  Changes in Internal Control over Financial Reporting

The Company is currently implementing procedures to establish and maintain controls which will result in the necessary reviews being performed. These procedures include secondary review of journal entries and supporting analysis and independent review of changes or additions to the accounts payable vendor master file. The Company initiated the development and implementation of controls over the development of the financial statements in the fourth quarter of fiscal 2006. The Company has designed and implemented procedures to reconcile the warehouse inventory to the general ledger on a quarterly basis. The Company will continue to review these processes and reevaluate these controls to determine that these weaknesses have been remediated.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,814,461 shares had been purchased as of April 30, 2006. The following are details of repurchases under this program for the period covered by this report:

Maximum
			Total Number	Number (or
			of shares (or	Approximate
			Units)	Dollar Value)
			Purchased as	of Shares (or
			Part of	Units (that May
	Total Number		Publicly	Yet Be
	Of Shares) or	Average Price	Announced	Purchased
	Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
February 1 — February 28, 2006	0	0	0	0
March 1 — March 31, 2006	0	0	0	0
April 1 — April 30, 2006	0	0	0	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual meeting of stockholders of the Company was held on May 23, 2006.

(b)           At the annual meeting, the following persons where elected to the Board of Directors:

Warren H. Gfeller was elected for a term expiring in 2007 with 3,601,720 common share votes for his election and 1,349 votes withheld.

Dennis A. Mullin was elected for a term expiring in 2007 with 3,239,723 common share votes for his election and 363,346 votes withheld.

Lolan C. Mackey was elected for a term expiring in 2007 with 3,547,724 common share votes for his election and 55,345 votes withheld.

Jeffrey J. Macke was elected for a term expiring in 2007 with 3,601,718 common share votes for his election and 1,351 votes withheld.

Robert L. Ring was elected for a term expiring in 2007 with 3,601,720 common share votes for his election and 1,349 votes withheld.

Dennis E. Logue was elected for a term expiring in 2007 with 3,550,511 common share votes for his election and 52,558 votes withheld.

(c)           At the annual meeting the stockholders (i) approved the Duckwall-ALCO Stores, Inc. Non-Qualified Stock Option Plan for Non-Management Directors with 2,107,316 common share votes for and 87,026 votes withheld and (ii) ratified and approved the selection of KPMG LLP with 3,587,228 common share votes for and 710 votes withheld.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
(Registrant)

Date, June 13, 2006	/s/ Michael S. Marcus
Michael S. Marcus
Vice President — Finance, Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer

EXHIBIT INDEX

2                                          Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust (filed as Exhibit 10.20 to the Company’s Annual Report on 10-K for the fiscal year ended January 30, 2005 and incorporated herein by reference)

3.1                                 Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

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

4.3                                 Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

4.4                                 Loan and Security Agreement, dated as of April 15, 2002, between the Company and Fleet Retail Finance, Inc. (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

4.5                                 Joinder Agreement and First Amendment to Loan and Security Agreement dated September 9, 2002 among the Company, Fleet Retail Finance Inc., and DA Good Buys, Inc. (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 and hereby incorporated by reference).

31.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 13, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 13, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 13, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 13, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.