Form 10-Q
period 2006-07-30
DUCKWALL ALCO STORES INC
filed 2006-09-13
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

401 Cottage Street
Abilene, Kansas	67410-2832
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,792,515 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of July 30, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

Assets

	July 30,	January 29,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,686	$472
Receivables	4,062	2,874
Inventories	139,821	135,077
Prepaid expenses	2,712	2,621
Property held for sale	—	585

Total current assets	148,281	141,629

Property and equipment	88,780	92,615
Less accumulated depreciation	65,222	63,591

Net property and equipment	23,558	29,024

Property under capital leases	24,255	23,228
Less accumulated amortization	17,177	16,367

Net property under capital leases	7,078	6,861

Other non-current assets	62	55
Deferred income taxes	1,415	1,353

Total assets	$180,394	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Liabilities and Stockholders’ Equity

(Dollars in Thousands)

	July 30,	January 29,
	2006	2006
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	$2,089	$1,879
Accounts payable	26,701	28,300
Income taxes payable	432	1,163
Accrued salaries and commissions	4,956	6,001
Accrued taxes other than income	4,664	4,743
Self-insurance claim reserves	4,181	3,915
Stock purchase payable	—	1,910
Other current liabilities	2,454	2,998
Deferred income taxes	64	86

Total current liabilities	45,541	50,995

Notes payable under revolving loan	18,136	17,062
Capital lease obligations - less current maturities	7,140	7,299
Other noncurrent liabilities	5,148	1,419

Total liabilities	75,965	76,775

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,792,515 shares and 3,786,953 shares respectively	1	1
Additional paid-in capital	36,735	36,411
Retained earnings	67,693	65,735
Total stockholders’ equity	104,429	102,147

Total liabilities and stockholders’ equity	$180,394	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Thirteen Week		For the Twenty-Six Week
	Period Ended		Period Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005

Net sales	$120,748	$108,535	$229,735	$206,458
Cost of sales	84,527	75,909	160,983	143,197
Gross margin	36,221	32,626	68,752	63,261

Selling, general and administrative	31,448	29,831	61,303	60,422
Depreciation and amortization	1,667	1,448	3,273	2,942
Total operating expenses	33,115	31,279	64,576	63,364

Operating income (loss) from continuing operations	3,106	1,347	4,176	(103)
Interest expense	631	245	1,201	455
Earnings (loss) from continuing operations before income taxes	2,475	1,102	2,975	(558)
Income tax expense (benefit)	1,034	390	1,224	(197)
Earnings (loss) from continuing operations	1,441	712	1,751	(361)
Earnings (loss) from discontinued operations, net of income taxes	(24)	(1,006)	207	(2,663)
Net earnings (loss)	$1,417	$(294)	$1,958	$(3,024)

Earnings (loss) per share
Basic
Continuing operations	$0.38	$0.18	$0.46	$(0.08)
Discontinued operations	$(0.01)	$(0.25)	$0.06	$(0.63)
Net earnings (loss)	$0.37	$(0.07)	$0.52	$(0.71)

Diluted
Continuing operations	$0.38	$0.17	$0.46	$(0.08)
Discontinued operations	$(0.01)	$(0.24)	$0.05	$(0.63)
Net earnings (loss)	$0.37	$(0.07)	$0.51	$(0.71)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Cash Flows

Dollars in Thousands

(Unaudited)

	For Twenty-Six Week
	Period Ended
	July 30,	July 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,958	$(3,024)
Tax benefit of stock options exercised	14	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Increase) decrease in receivables	(1,328)	180
Increase in prepaid expenses	(91)	(85)
(Increase) decrease in inventories	(4,744)	10,768
Depreciation and amortization	3,273	3,076
(Gain) loss on sale of assets	(354)	617
Stock compensation expense	273	—
(Decrease) increase in accounts payable	(1,599)	2,803
Decrease in income taxes payable	(731)	(2,188)
(Decrease) increase in accrued salaries and commissions	(1,045)	591
(Decrease) increase in accrued taxes other	(79)	558
Change in deferred income taxes	(84)	2
(Decrease) increase in other assets and liabilities	(389)	72

Net cash (used in) provided by operating activities	(4,926)	13,370

Cash flows from investing activities:
Proceeds from the sale of assets	11,815	—
Capital expenditures	(3,900)	(3,703)

Net cash provided by (used in) investing activities	7,915	(3,703)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	1,074	472
Refinancing costs on revolving loan	—	(61)
Proceeds from exercise of outstanding stock options	111	280
Excess tax benefit on stock options exercises	28	—
Repurchase of stock	(2,012)	(8,985)
Principal payments under capital lease obligations	(976)	(428)

Net cash used in financing activities	(1,775)	(8,722)

Net increase in cash and cash equivalents	1,214	945

Cash and cash equivalents at beginning of period	472	352

Cash and cash equivalents at end of period	$1,686	$1,297

Cash paid during the period for:
Interest	$1,097	$371
Income taxes	$2,147	$567

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	—	$27
Assets acquired under capital lease	$1,027	—
Deferred gain on sale/leaseback	$3,833	—

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

(2)           Reclassification

The Company reclassified to accounts receivable credit cards receivable on its Consolidated Balance Sheets, which were previously presented as cash and cash equivalents.  The amounts reclassified on the Consolidated Balance Sheet totaled $1,094, $848, and $605 in 2006, 2005 and 2004, respectively.  The related change in net cash provided by operating activities was ($246), ($243), and ($124) in 2006, 2005 and 2004, respectively.

(3)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(4)           Stock-based Compensation

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

For the twenty-six weeks ended July 30, 2006, the adoption of SFAS 123(R)’s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $273 related to the Company’s stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25 (defined hereafter). This share-based compensation lowered pre-tax earnings by $273, lowered net income by $161, and lowered basic and diluted earnings per share by $0.04. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity in the statement of cash flow as required prior to SFAS 123(R). The change resulted in $28 being shown as a cash flow from financing activities rather than operating activities.  The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented.   The periods represented include the second quarter of Fiscal 2006 and the twenty-six week period of Fiscal 2006.  For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants:

	For The Thirteen Week	For The Twenty-Six Week
	Period Ended	Period Ended
	July 31,	July 31,
	2005	2005
Net loss as reported	(294)	(3,024)
Pro forma stock-based employee compensation cost, net of tax	(58)	(79)
Pro forma net loss	(352)	(3,103)

Loss per share as reported:
Basic	(0.07)	(0.71)
Diluted	(0.07)	(0.71)

Loss per share, pro forma:
Basic	(0.09)	(0.73)
Diluted	(0.09)	(0.73)

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

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning one calendar year from the grant date.  All options under the plan shall be non-qualified stock options.

The Company previously issued stock under the 1993 Incentive Stock Option Plan.  This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules.  There are no shares remaining to be issued under this plan.  As of July 30, 2006, 13,989 options were outstanding under this plan.

Under the terms of the 2003 Incentive Stock Option Plan adopted by the Company effective May 22, 2003, a maximum of 500,000 shares are available for a grant as stock options or other awards  At July 30, 2006, the Company had shares authorized for future option grants of 133,000.  The Company issues these grants from the unissued shares authorized, or any treasury shares held by the Company.

Under the terms of the Non-Qualified Stock Option Plan for Non-Management Directors adopted by the Company on May 23, 2006, a maximum of 120,000 shares are available for a grant as stock options.  There are no shares remaining to be issued under this plan.  The Company issues these grants from the unissued shares authorized, or any treasury shares held by the Company.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award over the requisite service period as discussed above.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the twenty-six weeks ended July 30, 2006 and July 31, 2005 and a summary of the methodology applied to develop each assumption are as follows:

	July 30,	July 31,
	2006	2005
Expected price volatility	37.4%	38.4%
Risk-free interest rate	5.0%	4.0%
Weighted average expected lives in years	3.8	5.0
Forfeiture rate	3.2%	0.0%
Dividend yield	0.0%	0.0%

EXPECTED PRICE VOLATILITY — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates monthly market value changes from the date of grant over a past period to determine volatility. An increase in the expected volatility will increase compensation expense.

RISK-FREE INTEREST RATE — This is the U.S. Treasury rate for the date of the grant over the expected term.  An increase in the risk-free interest rate will increase compensation expense.

EXPECTED LIVES — This is the period of time over which the options granted are expected to remain outstanding and is based on management’s expectations in relation to the holders of the options. Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense.

FORFEITURE RATE — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. This estimate is based on management’s expectations in relation to the holders of the options. An increase in the forfeiture rate will decrease compensation expense.

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 29, 2006	133,238	$17.37
Granted	377,000	30.01
Exercised	(8,899)	12.50
Cancelled	(2,350)	28.05
Outstanding July 30, 2006	498,989	$26.96	4.5	$3,834

Expected to vest at July 30, 2006	488,771	$26.88	4.5	$3,795

Exercisable at July 30, 2006	41,489	$16.41	2.7	$756

The aggregate intrinsic values in the table above represents the total difference between the Company’s closing stock price on July 30, 2006 and the option exercise price, multiplied by the number of in-the-money options as of July 30, 2006. As of July 30, 2006, total unrecognized compensation expense related to non-vested stock options is $4.0 million with a weighted average expense recognition period of 4.6 years.

A summary of the status of the Company’s nonvested shares as of July 30, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 29, 2006	118,920	$7.20
Granted	377,000	$10.52
Vested	(36,332)	$6.84
Forfeited	(2,088)	$9.99
Nonvested at July 30, 2006	457,500	$9.95

Other information relative to option activity during the twenty-six weeks ended July 30, 2006 and July 31, 2005 is as follows:

	July 30,	July 31,
	2006	2005
Weighted average grant date fair value of stock options granted (per share)	$10.52	$7.36
Total fair value of stock options vested	$249	$54
Total intrinsic value of stock options exercised	$139	$234

(4)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

July 30, 2006	3,793,392	3,828,546
July 31, 2005	4,066,479	4,101,105

Twenty-Six Weeks Ended	Basic	Diluted

July 30, 2006	3,790,788	3,820,778
July 31, 2005	4,252,224	4,252,224

(5)           Sale and Leaseback Agreement

The Company has completed the sale/leaseback of 11 ALCO retail locations during the second quarter of Fiscal 2007 for approximately $11.2 million.  The term of each lease is 15 years with three, five-year options to extend the term of such leases.  The aggregate annual base rent amount is an amount equal to the purchase price multiplied by a capitalization rate of approximately 8.85%.  An additional location is currently under construction and will be sold upon completion.

The Company deferred the resulting gain of $3.8 million on these transactions.  This deferred gain will be amortized over the 15 year life of the leases as a reduction of rent expense.

The cash proceeds from the transaction were used to repay a significant portion of the Company’s long-term debt.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

Operations.  The Company is a regional discount retailer operating 254 stores in 21 states in the central United States, with two business divisions, consisting of:

•      The ALCO division which, as of July 30, 2006, operated 187 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 94% of the Company’s sales for the second quarter of fiscal 2007.

•      The Duckwall division which, as of July 30, 2006, operated 67 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 6% of the Company’s sales for the second quarter of fiscal 2007.

The thirteen weeks ended July 30, 2006 and July 31, 2005 are referred to herein as the second quarter of fiscal 2007 and 2006, respectively.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

The Company has evaluated the costs and benefits of upgrading its current point-of-sale “POS”, merchandising, human resources/payroll and financial systems.  The Company’s project team has selected the hardware and software and entered into agreements with respective vendors.  The Company went live on the human resources/payroll and financial systems during the third quarter of fiscal 2006.  The Company piloted the new POS system in five stores during the second quarter of fiscal 2007, with the rollout of this system to all stores later in the year.  Financial Planning, Performance Analysis and Merchandise Allocation systems went live in the first quarter of fiscal 2007. A required feature of this new point-of-sale system is perpetual inventory, which the Company does not currently have in its stores.  Perpetual inventory allows tracking of on-hand quantities at the item level, and enables automated replenishment.  These features will allow the Company to better manage inventory levels and store in stock positions.  The new system will also enable other improvements in the stores which are not available today due to technology limitations.  Once those limitations are removed, the Company expects to re-engineer the stores to take full advantage of the new technology.

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

Recent Events.

On August 1, 2006, the Company entered into a new employment agreement with Bruce C. Dale, President and CEO.  The employment agreement is effective August 1, 2006 and has a term ending on March 31, 2012.  The employment agreement may be terminated by Mr. Dale upon 30 days prior written notice to the Company and by the Company at anytime, with certain conditions.  The agreement also restricts Mr. Dale in competing with the Company or soliciting employees from the Company during the terms of the agreement and for two years after the term ends.  Under the terms of the agreement the Company will pay Mr. Dale a base salary of $365,000 and he is eligible, under preset terms, to receive a performance bonus equal to 75% of his base pay

Key Items in Second Quarter Fiscal 2007

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2007 were:

•      Net sales increased 11.3% to $120,748.  Same store sales increased 7.4% compared to the prior year second quarter.

•      Gross margin percentage of 30.0% of sales, remained flat when compared to 30.0% in the prior year second quarter.

•      Earnings per share were $0.37 in the second quarter of fiscal 2007 compared to a loss of ($.07) per share in the prior year second quarter.

•      The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the second quarter 2007 were $4,999.

•      The Company’s return on average equity (“ROE”) for the second quarter 2007 was 1.4%.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores increased 7.4% compared to the second quarter last year, the ALCO stores same store sales increased 7.8%, and the Duckwall same stores sales increased 2.4% during the second quarter of fiscal 2007.  In the second quarter ended July 30, 2006, in one market, the Company closed a Duckwall store and opened an ALCO store.

Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns.  Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.  Gross margin percent remained flat at 30.0% of sales in the second quarter of fiscal 2007, compared to 30.0% in the second quarter of fiscal 2006.

Earnings per share (“EPS”) growth are an indicator of the returns generated for the Company’s stockholders.  EPS from continuing operations improved to $0.37 per diluted share for the second quarter of fiscal 2007, compared to $0.17 per diluted share for the second quarter of the prior fiscal year.

The Company’s EBITDA and ROE are discussed under SG&A Detail; Certain Financial Measures below.

New Accounting Standard

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB No. 109, Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is in the process of determining the impact of the adoption of this Interpretation on our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

Inventory:  As discussed in Note 1 (d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method.  The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry.  This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin.  Use of the RIM method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins.  The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established.  The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  As of July 30, 2006 and July 31, 2005, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $187 and $200, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 2006 Compared to Thirteen Weeks Ended July 31, 2005.

Net Sales

Net sales for the second quarter of fiscal 2007 increased $12,213, or 11.3%, to $120,748 compared to $108,535 for the second quarter of fiscal 2006.  Same store sales increased 7.4% when compared with the prior year.  The sales were favorably impacted by customer acceptance of its current merchandise strategy that focuses on soft-lines, a 5.1% increase in customer count and a 6.3% increase in average sale generated.

Gross Margin

Gross margin for the second quarter of fiscal 2007 increased $3,595, or 11.0%, to $36,221 compared to $32,626 in the second quarter of fiscal 2006.  Gross margin as a percentage of sales was 30.0% for the second quarter of fiscal 2007, which remained flat when compared to 30.0% for the second quarter of fiscal 2006.  Lower markdowns were offset by increased freight costs.

SG&A

Selling, general and administrative expense increased $1,617 or 5.4%, to $31,448 in the second quarter of fiscal 2007 compared to $29,831 in the second quarter of fiscal 2006.  As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2007 were 26.0%, compared to 27.5% in the second quarter of fiscal 2006.  The increase in selling, general and administrative expenses was due in part to an increase in store level wages, increase in expenses related to stock options, incremental costs associated with rollout of IT initiative, increase in insurance and utilities, offset by increased vendor participation in CO-OP advertising.

Depreciation and Amortization

Depreciation and amortization expense increased $219, or 15.1%, to $1,667 in the second quarter of fiscal 2007 compared to $1,448 in the second quarter of fiscal 2006.  The increase is primarily due to new stores opened in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Interest Expense

Interest expense increased $386, or 157.6%, to $631 in the second quarter of fiscal 2007 compared to $245 in the second quarter of fiscal 2006.  The increase in interest expense was due to higher levels of borrowing and an increase in the interest rate for fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations in the second quarter of fiscal 2007 was 41.8%, compared to 35.4% in the second quarter of fiscal 2006.  The effective tax rate is higher due to the expiration of certain employment tax credits, stock option expense and the Company’s increased profitability.

Earnings (Loss) from Discontinued Operations

Loss from discontinued operations, net of income tax, was $24 in the second quarter of fiscal 2007, compared to a loss from discontinued operations of $1,006 in the second quarter of fiscal 2006.  The decrease in loss from discontinued operations relates to the Company’s closing of 20 unprofitable stores in the second quarter of fiscal 2006 compared with no store closings in the second quarter of fiscal 2007.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

Twenty-Six Weeks Ended July 30, 2006 Compared to Twenty-Six Weeks Ended July 31, 2005.

Net Sales

Net sales for the twenty-six week period of fiscal 2007 increased $23,277, or 11.3%, to $229,735 compared to $206,458 for the twenty-six period of fiscal 2006.  Same store sales increased 7.0% when compared with the prior year.  The sales were favorably impacted by customer acceptance of its current merchandise strategy that focuses on soft-lines, a 4.9% increase in customer count and a 6.2% increase in average sale generated.

Gross Margin

Gross margin for the twenty-six week period of fiscal 2007 increased $5,491, or 8.7%, to $68,752 compared to $63,261 in the twenty-six week period of fiscal 2006.  Gross margin as a percentage of sales was 29.9% for the twenty-six week period of fiscal 2007 compared to 30.6% for the twenty-six week period of fiscal 2006.  The decrease in the gross margin as percentage of sales was due to higher promotional markdowns, higher freight costs resulting from higher fuel prices (a 24.2% increase compared to the twenty-six week period of fiscal 2006), and lower margin on increased sales at the fuel centers.

SG&A

Selling, general and administrative expense increased $881, or 1.5%, to $61,303 in the twenty-six week period of fiscal 2007 compared to $60,442 in the twenty-six week period of fiscal 2006.  As a percentage of net sales, selling, general and administrative expenses in the twenty-six week period of fiscal 2007 were 26.7%, compared to 29.3% in the twenty-six week period of fiscal 2006.  The decrease in selling, general and administrative expenses as a percentage of net sales was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 that was not repeated in fiscal 2007 and an increase in vendor participation in CO-OP advertising, offset by increased payroll, increase in expenses related to stock options, increase in credit card fees, incremental costs associated with rollout of IT initiative, increase in utilities and new store rents.

Depreciation and Amortization

Depreciation and amortization expense increased $331, or 11.3%, to $3,273 in the twenty-six week period of fiscal 2007 compared to $2,942 in the twenty-six week period of fiscal 2006.  The increase is primarily due to new stores opened in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Interest Expense

Interest expense increased $746, or 164.0%, to $1,201 in the twenty-six week period of fiscal 2007 compared to $455 in the twenty-six week period of fiscal 2006.  The increase in interest expense was due to higher levels of borrowing and increase in the interest rate for the twenty-six week period of fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations for the twenty-six week period of fiscal 2007 was 41.1%, compared to 35.3% in the twenty-six week period of fiscal 2006.  The effective tax rate is higher due to the expiration of certain employment tax credits.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations, net of income tax, was $207 in the twenty-six week period of fiscal 2007, compared to a loss from discontinued operations of $2,663 in the twenty-six week period of fiscal 2006.  The increase in earnings from discontinued operations relates to the Company’s closing of 20 unprofitable stores in the twenty-six week period of fiscal 2006 compared with no store closings in the twenty-six week period of fiscal 2007.  Additionally, the Company sold a property held for sale in relation to the closings in fiscal 2006 in the twenty-six week period of fiscal 2007 resulting in a gain of $351. Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

SG&A Detail; Certain Financial Measures

The Company believes the following detailed information is useful in analyzing its business results.  All information presented is from continuing operations.

	For the Thirteen Week		For the Twenty-Six Week
	Period Ended		Period Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
SG&A Expenses Breakout
General Office	2,753	3,253	5,137	8,337
Distribution Center	1,695	1,951	3,958	3,961
SPD Truck Lines	—	275	—	516
401K/Profit Sharing	118	—	234	—
Comparable Stores SG&A	24,998	23,852	48,633	46,887
Non Comp Stores SG&A #	1,658	500	3,068	721
Stock Option Expense	226	—	273	—
Final SG&A as reported	31,448	29,831	61,303	60,422

Return on Average Equity**** (ROE)	1.37%	-0.28%	1.90%	-2.78%

Net Sales	$120,748	$108,535	$229,735	206,458
SG&A as % of Sales	26.04%	27.49%	26.68%	29.27%

SG&A per average selling square foot	$7.61	$7.67	$14.95	$15.53

EBITDA**	$4,999	$2,795	$7,722	$2,839
EBITDA per average selling square foot***	$1.21	$0.72	$1.88	$0.73

Sales per average selling square feet*
ALCO	$30.02	$28.61	$57.48	$54.38
Duckwall	$21.15	$20.95	$41.12	$40.54
Total	$29.22	$27.90	$56.03	$53.08

Average Selling Square Feet*	4,132	3,890	4,100	3,890
Average Square Feet % Change	6.1%	1.4%	5.4%	1.5%

Total Stores Operating beginning of Period	254	245	251	266
Total Stores Operating end of Period	254	247	254	247

Supplemental Data:
Same Store Sales Change	7.4%	3.5%	7.0%	1.7%
Total customer count change	5.1%	8.2%	4.9%	1.5%
Average sale per ticket change	6.3%	0.8%	6.2%	3.0%

Average annualized New Store Sale performance on prototype Stores	$2,284	—	—	—
Incremental expenses related to IT initiative	$248	—	$420	—

*              Average selling square feet is (beginning square feet plus ending square feet) divided by 2.

**           EBITDA is earnings from continuing operations before interest, taxes, depreciation, amortization and stock option expense.

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

Fiscal 2007 Compared to Fiscal 2006

General Office expenses for fiscal 2007 decreased $3,200 or 38.4%.  The decrease was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 not repeated in fiscal 2007 and the related payroll savings in fiscal 2007 relating to these reductions, and a $3,255 increase in vendor participation in CO-OP advertising programs, offset by increased utility costs.

SPD Truck Line is no longer in operation as the Company has contracted with a dedicated service provider.

Comparable store SG&A expenses increased $1,746 or 3.7%.  Advertising, insurance, utility and credit card fees accounted for the majority of this increase.

Non Comparable Stores SG&A expenses increased $2,347 or 325.5%.  The Company has opened 15 stores since the first quarter of fiscal 2006.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA per selling square foot to earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	For the Thirteen Week		For the Twenty-Six Week
	Period Ended		Period Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005

Earnings from continuing operations	1,441	712	1,751	(361)
Plus interest	631	245	1,201	455
Plus taxes	1,034	390	1,224	(197)
Plus depreciation and amortization	1,667	1,448	3,273	2,942
Plus stock option expense	226	—	273	—
=EBITDA	4,999	2,795	7,722	2,839

Earnings from continuing operations per square foot	$0.35	$0.18	$0.43	$(0.09)
Plus interest per square foot	$0.15	$0.06	$0.29	$0.12
Plus taxes per square foot	$0.25	$0.10	$0.30	$(0.05)
Plus depreciation and amortization per square foot	$0.40	$0.37	$0.80	$0.76
Plus stock option expense per square foot	$0.05	$—	$0.07	$—
=EBITDA per selling square foot	$1.20	$0.71	$1.89	$0.74

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing (increases in accounts payable).

At July 30, 2006 working capital (defined as current assets less current liabilities) was $102,740 compared to $90,634 at the end of fiscal 2006.  The increase in working capital was attributable to increases in inventory, accounts receivable and cash and cash equivalents; and decreases in accounts payable, stock purchase payments, income taxes payables, and accrued salaries and commissions.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing.  The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan).  Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime.  The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement.  Advances are secured by a security interest in the Company’s inventory.  The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at a least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends.  The loan agreement expires on April 15, 2010.  As of July 30, 2006, the Company has borrowed $18,136 under this facility.  The lender had also issued letters of credit aggregating $4,357 at such date on behalf of the Company.  Availability under this facility as of July 30, 2006 was $47,507.

Cash (used in) provided by operating activities in the twenty-six week period of fiscal 2007 and 2006 was ($4, 926) and $13,370 respectively.  The decrease in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2007 compared to the twenty-six week period of fiscal 2006 was primarily due to a increase in inventory relating to the stores opened since fiscal 2006, a decrease in accrued salaries and wages, and a decrease in other liabilities; offset by an increase in accounts payable from renegotiated vendor terms.

Total anticipated cash payments for acquisition of property and equipment in fiscal 2007, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $12,000.  Cash provided by (used in) investing activities (including acquisitions and remodeling) in the twenty-six week period of fiscal 2007 and 2006 totaled $7,915 and ($3,703), respectively, which were used primarily for the acquisition of property and equipment, offset in fiscal 2007 by the proceeds from the sale of assets.  During the twenty-six week period ended July 30, 2006, the Company completed sales/leaseback transactions on 11 ALCO retail locations for $11,229.  The remaining amount is due to the sale of a previously closed location.

The Company  used cash from financing activities in the twenty-six week period of fiscal 2007 and 2006 of ($1,775) and ($8,722) respectively.  Borrowings on the revolving loan generated $1,074 during the twenty-six week ended July 30, 2006, compared to $472 during the twenty-six week period of the prior fiscal year.  Cash used to purchase and retire 78,337 and 399,362 shares of Common Stock was $2,012 and $8,985 for the twenty-six week period of fiscal 2007 and 2006, respectively.  The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of July 30, 2006.  The Company continues to evaluate the timing and pricing of future share repurchases.

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

Segment Information

	For The Thirteen Week		For The Twenty-Six
	Period Ended		Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
Net Sales:
ALCO Discount Stores	$113,036	$100,847	$214,744	$191,689
All Other
External	7,712	7,688	14,991	14,769
Intercompany	57,615	52,035	123,572	113,782
	$178,363	$160,570	$353,307	$320,240

Depreciation and Amortization
ALCO Discount Stores	$764	$892	$1,686	$1,835
All Other	903	556	1,587	1,107
	$1,667	$1,448	$3,273	$2,942

Income (expense) from Operations:
ALCO Discount Stores	$8,537	$7,988	$14,840	$14,430
All Other	(5,347)	(6,557)	(10,495)	(14,364)
	3,190	1,431	4,345	66

Capital Expenditures:
ALCO Discount Stores	$390	$1,650	$2,743	$2,718
All Other	647	777	1,157	985
	$1,037	$2,427	$3,900	$3,703

Identifiable Assets:
ALCO Discount Stores	$131,419	$120,379	$131,419	$120,379
All Other	48,975	34,756	48,975	34,756
	$180,394	$155,135	$180,394	$155,135

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:
	For The Thirteen Week		For The Twenty-Six
	Period Ended		Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005

Net sales per above segment information	$178,363	$160,570	$353,307	$320,240
Intercompany elimination	57,615	52,035	123,572	113,782

Net sales per consolidated statements of operations	$120,748	$108,535	$229,735	$206,458

Income (loss) from operations per above segment information	$3,190	$1,431	$4,345	$66
Leases	84	84	169	169

Income (loss) from operations per consolidated statements of operations	$3,106	$1,347	$4,176	$(103)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INSTRUMENTS ENTERED INTO OTHER THAN FOR TRADING – INTEREST RATE RISK

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

The Company has and continues to analyze its debt structure in relation to interest rate risk.  The Company believes that with the mix of debt instruments it is using — revolving line of credit, capital leases and operating leases — that its current structure adequately addresses these risk issues.  This process of evaluation is continuous and the Company will adjust its debt structure as is appropriate to the market situation.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, or the “Exchange Act”) for the quarter ended July 30, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 30, 2006 because of the material weaknesses discussed below.

To address the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended July 30, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 30, 2006 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 30, 2006.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of July 30, 2006:

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

(c)  Changes in Internal Control over Financial Reporting

In response to the material weaknesses initially reported as of January 29, 2006 the Company is currently implementing procedures to establish and maintain controls which will result in all necessary reviews being performed. To date, the Company has moved the responsibility for updating the vendor master file to a department independent of accounts payable.  The procedures for secondary review of journal entries and supporting analysis have been modified to assure adequate review.  The Company initiated the development and implementation of controls over the development of the financial statements in the fourth quarter of fiscal 2006.  The Company has designed and implemented procedures to reconcile the warehouse inventory to the general ledger on a quarterly basis.  The Company will continue to review these processes and reevaluate and test these controls to determine that these weaknesses have been remediated.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 30, 2006 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

Competition

The Company operates in the discount retail business, which is highly competitive. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, competition still exists. Even in non-competitive markets, the Company’s customers shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. This competitive environment subjects the Company to the risk of reduced profitability because the Company may be forced to lower its prices, resulting in lower margins, in order to maintain its competitive position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of July 30, 2006.  The following are details of repurchases under this program for the period covered by this report:

				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number Of		Purchased as Part	Units) that May Yet
	Shares (or Units)	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
February 1 – February 28, 2006	0	0	0	0
March 1 – March 31, 2006	0	0	0	0
April 1 – April 30, 2006	0	0	0	0
May 1 – May 30, 2006	0	0	0	0
June 1 – June 30, 2006	0	0	0	0
July 1 – July 30, 2006	3,337	$30.46	3,337	196,663

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

(b)           At the annual meeting the stockholders (i) approved the Duckwall-ALCO Stores, Inc. Non-Qualified Stock Option Plan for Non-Management Directors with 2,107,316 common share votes for and 87,026 votes withheld and (ii) ratified and approved the selection of KPMG LLP with 3,587,228 common share votes for and 710 votes withheld.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
(Registrant)

Date, September 13, 2006	/s/ Michael S. Marcus
Michael S. Marcus
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

31.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 13, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 13, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 13, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 30, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 13, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 30, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.