Form 10-Q
period 2006-10-29
DUCKWALL ALCO STORES INC
filed 2006-12-08
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

DUCKWALL-ALCO STORES, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Cottage Street, Abilene, Kansas	67410-2832
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,793,528 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of October 29, 2006.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

Assets

	October 29,	January 29,
	2006	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,847	$472
Receivables	3,745	2,874
Refundable income tax	2,973	—
Inventories	164,621	135,077
Prepaid expenses	2,880	2,621
Property held for sale	—	585
Total current assets	179,066	141,629
Property and equipment	89,261	92,615
Less accumulated depreciation	66,432	63,591
Net property and equipment	22,829	29,024
Property under capital leases	25,086	23,228
Less accumulated amortization	17,604	16,367
Net property under capital leases	7,482	6,861
Other non-current assets	53	55
Deferred income taxes	2,413	1,353
Total assets	$211,843	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

Liabilities and Stockholders’ Equity

	October 29,	January 29,
	2006	2006
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	$2,192	$1,879
Accounts payable	43,493	28,300
Income taxes payable	—	1,163
Accrued salaries and commissions	3,990	6,001
Accrued taxes other than income	5,084	4,743
Self-insurance claim reserves	4,413	3,915
Stock purchase payable	—	1,910
Other current liabilities	3,036	2,998
Deferred income taxes	283	86
Total current liabilities	62,491	50,995
Notes payable under revolving loan	32,664	17,062
Capital lease obligations - less current maturities	7,363	7,299
Other noncurrent liabilities	5,254	1,419
Total liabilities	107,772	76,775
Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,793,528 shares and 3,786,953 shares respectively	1	1
Additional paid-in capital	37,024	36,411
Retained earnings	67,046	65,735
Total stockholders’ equity	104,071	102,147
Total liabilities and stockholders’ equity	$211,843	$178,922

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Thirteen Week		For the Thirty-Nine Week
	Period Ended		Period Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Net sales	$110,109	$100,740	$339,124	$306,609
Cost of sales	75,815	68,184	236,214	210,947
Gross margin	34,294	32,556	102,910	95,662
Selling, general and administrative	32,953	31,077	94,059	91,312
Depreciation and amortization	1,647	1,427	4,919	4,363
Total operating expenses	34,600	32,504	98,978	95,675
Operating income (loss) from continuing operations	(306)	52	3,932	(13)
Interest expense	809	354	2,010	809
Earnings (loss) from continuing operations before income taxes	(1,115)	(302)	1,922	(822)
Income tax expense (benefit)	(564)	(412)	684	(186)
Earnings (loss) from continuing operations	(551)	110	1,238	(636)
Earnings (loss) from discontinued operations, net of income taxes	(97)	(297)	72	(2,575)
Net earnings (loss)	($648)	($187)	$1,310	($3,211)
Earnings (loss) per share
Basic
Continuing operations	($0.15)	$0.03	$0.33	($0.15)
Discontinued operations	($0.03)	($0.08)	$0.02	($0.62)
Net earnings (loss)	($0.18)	($0.05)	$0.35	($0.77)
Diluted
Continuing operations	($0.15)	$0.03	$0.32	($0.15)
Discontinued operations	($0.03)	($0.08)	$0.02	($0.62)
Net earnings (loss)	($0.18)	($0.05)	$0.34	($0.77)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Consolidated Statements of Cash Flows

Dollars in Thousands

(Unaudited)

	For Thirty-Nine Week
	Period Ended
	October 29,	October 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,310	($3,211)
Tax benefit of stock options exercised	14	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Increase in receivables	(1,010)	(634)
Increase in prepaid expenses	(259)	(949)
Increase in inventories	(29,544)	(9,115)
Depreciation and amortization	4,919	4,373
(Gain) loss on sale of assets	(335)	617
Stock compensation expense	541	—
Increase in accounts payable	15,193	12,493
Decrease in income taxes payable	(4,136)	(2,466)
Decrease in accrued salaries and commissions	(2,011)	(362)
Increase in accrued taxes other	342	1,116
Change in deferred income taxes	(863)	(49)
Increase in other assets and liabilities	647	1,548
Net cash (used in) provided by operating activities	(15,192)	3,361
Cash flows from investing activities:
Proceeds from the sale of assets	12,925	—
Capital expenditures	(5,625)	(12,216)
Net cash provided by (used in) investing activities	7,300	(12,216)
Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	15,602	23,281
Refinancing costs on revolving loan	—	(61)
Proceeds from exercise of outstanding stock options	125	382
Excess tax benefit on stock options exercises	35	—
Repurchase of stock	(2,012)	(12,638)
Principal payments under capital lease obligations	(1,483)	(643)
Net cash provided by financing activities	12,267	10,321
Net increase in cash and cash equivalents	4,375	1,466
Cash and cash equivalents at beginning of period	472	352
Cash and cash equivalents at end of period	$4,847	$1,818
Cash paid during the period for:
Interest	$1,829	$645
Income taxes	$3,548	$568
Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	—	$48
Assets acquired under capital lease	$1,859
Deferred gain on sale/leaseback	$3,833

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.

And Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands Except Per Share Amounts)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements are for interim periods and, consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company’s fiscal 2006 Annual Report.  In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods.  Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)           Reclassification

The Company reclassified certain accounts receivable on its Consolidated Balance Sheets, which were previously presented as cash and cash equivalents.  The amounts reclassified on the Consolidated Balance Sheet totaled $1,094, $848, and $605 in 2006, 2005 and 2004, respectively.  The related change in net cash provided by operating activities was ($246), ($243), and ($124) in 2006, 2005 and 2004, respectively.

(3)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(4)           Stock-based Compensation

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.

For the thirty-nine weeks ended October 30, 2006, the SFAS 123(R)’s fair value method resulted in share-based expense (a component of selling and general and administrative expenses) in the amount of $541 related to the Company’s stock plans that the Company would not have recognized if it had continued to account for share-based compensation under APB 25 (defined hereafter). This share-based compensation lowered pre-tax earnings by $541, lowered net income by $317, and lowered basic and diluted earnings per share by $0.08. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity in the statement of cash flow as required prior to SFAS 123(R). The change resulted in $35 being shown as a cash flow from financing activities rather than operating activities.  The impact of SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

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

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock plans in all periods presented prior to the adoption of FAS 123(R).   The periods represented include the third quarter of Fiscal 2006 and the thirty-nine week period of Fiscal 2006.  For purposes of this pro forma disclosure, the value of the options is estimated using a modified Black-Scholes option pricing model for all option grants:

	For The Thirteen Week	For The Thirty-Nine Week
	Period Ended	Period Ended
	October 30,	October 30,
	2005	2005
Net loss as reported	(187)	(3,211)
Pro forma stock-based employee compensation cost, net of tax	(58)	(137)
Pro forma net loss	(245)	(3,348)
Loss per share as reported:
Basic	(0.05)	(0.77)
Diluted	(0.05)	(0.77)
Loss per share, pro forma:
Basic	(0.06)	(0.81)
Diluted	(0.06)	(0.81)

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures as they occurred.

Under the Company’s 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At October 29, 2006, the Company had 143,000 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 120,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date.  All options under the plan shall be non-qualified stock options.  There are no shares remaining to be issued under this plan.  The Company issued these grants from the unissued shares authorized, which the Company intends to register these during the fourth quarter 2007.

The Company previously issued options under the 1993 Incentive Stock Option Plan.  This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules.  There are no shares remaining to be issued under this plan.  As of October 29, 2006, 12,726 options were outstanding under this plan.

The fair value of each option grant is separately estimated for each grant. The fair value of each option is amortized into compensation expense on a straight-line basis from the grant date for the award over the requisite service period as discussed above.  The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the thirty-nine weeks ended October 29, 2006 and October 30, 2005 and a summary of the methodology applied to develop each assumption are as follows:

	October 29,	October 30,
	2006	2005
Expected price volatility	37.4%	38.4%
Risk-free interest rate	5.0%	4.0%
Weighted average expected lives in years	3.8	5.0
Forfeiture rate	5.6%	0.0%
Dividend yield	0.0%	0.0%

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

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding January 29, 2006	133,238	$17.37
Granted	377,000	30.01
Exercised	(9,912)	12.50
Forfeited/Expired	(10,600)	29.74
Outstanding October 29, 2006	489,726	$26.93	4.2	$5,631
Expected to vest at October 29, 2006	479,508	$26.91	4.2	$5,614
Exercisable at October 29, 2006	40,226	$16.53	2.5	$881

The aggregate intrinsic values in the table above represents the total difference between the Company’s closing stock price on October 29, 2006 and the option exercise price, multiplied by the number of in-the-money options as of October 29, 2006. As of October 29, 2006, total unrecognized compensation expense related to non-vested stock options is $3.7 million with a weighted average expense recognition period of 3.6 years.

A summary of the status of the Company’s nonvested shares as of October 29, 2006 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 29, 2006	118,920	$7.20
Granted	377,000	$10.52
Vested	(36,332)	$6.84
Forfeited	(10,088)	$9.99
Nonvested at October 29, 2006	449,500	$9.95

Other information relative to option activity during the thirty-nine weeks ended October 29, 2006 and October 30, 2005 is as follows (in 000’s, except per share data):

	October 29,	October 30,
	2006	2005
Weighted average grant date fair value of stock options granted (per share)	$10.52	$7.36
Total fair value of stock options vested	$249	$54
Total intrinsic value of stock options exercised	$163	$395

(5)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
October 29, 2006	3,793,252	3,793,252
October 30, 2005	3,969,754	3,969,754

Thirty-Nine Weeks Ended	Basic	Diluted
October 29, 2006	3,791,579	3,831,533
October 30, 2005	4,158,068	4,158,068

(6)           Subsequent Events

The sale-leaseback of one location was completed on November 2, 2006.  The cash proceeds from the transaction amounted to $950.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

OVERVIEW

Operations.  The Company is a regional discount retailer operating 253 stores in 21 states in the central United States, with two business divisions, consisting of:

•                  The ALCO division which, as of October 29, 2006, operated 186 ALCO Stores which offer a wide variety of general merchandise and a limited variety of food products and accounted for 94% of the Company’s sales for the third quarter of fiscal 2007.

•                  The Duckwall division which, as of October 29, 2006, operated 67 Duckwall Stores which offer a more limited general merchandise selection, but serve the needs of a community that is not large enough to support a full-line retail discount store, and accounted for 6% of the Company’s sales for the third quarter of fiscal 2007.

The thirteen weeks ended October 29, 2006 and October 30, 2005 are referred to herein as the third quarter of fiscal 2007 and 2006, respectively.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy.  The Company’s overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment.  The Company competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet.

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

The Company went live on a new POS system in 152 stores during the second and third quarters of fiscal 2007, and will rollout this system to the remaining Alco stores in the fourth quarter of fiscal 2007.

Recent Events.

Key Items in Third Quarter Fiscal 2007

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2007 were:

•                  Net sales increased 9.3% to $110,109.  Same store sales increased 5.9% compared to the prior year third quarter.

•                  Gross margin percentage decreased to 31.2% of sales, when compared to 32.3% in the prior year third quarter.

•                  Loss per share was ($0.18) in the third quarter of fiscal 2007 compared to ($.05) per share in the prior year third quarter.

•                  The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the third quarter 2007 were $1,608.

•                  The Company’s return on average equity (“ROE”) for the third quarter 2007 was 1.4%.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores increased 5.9% compared to the third quarter last year, the ALCO stores same store sales increased 6.0%, and the Duckwall same stores sales increased 4.5% during the third quarter of fiscal 2007.  In the third quarter ended October 29, 2006, the Company closed one ALCO store.

Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns.  Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.  Gross margin percent decreased to 31.2% of sales in the third quarter of fiscal 2007, compared to 32.3% in the third quarter of fiscal 2006.

Earnings per share (“EPS”) growth are an indicator of the returns generated for the Company’s stockholders.  EPS from continuing operations was reduced to ($0.15) per diluted share for the third quarter of fiscal 2007, compared to $0.03 per diluted share for the third quarter of the prior fiscal year.

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

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 will not impact the method for recording and reporting these sales taxes in the Company’s consolidated financial statements as the Company’s policy is to exclude all such taxes from revenue.

In September 2006, the SEC staff issued SAB Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current year Financial Statements”  (SAB 108), which addresses how to quantify the effect of an error on the financial statements.  SAB 108 is effective for our fiscal year ending January 28, 2007.  We are currently reviewing the applicability of SAB 108 to our operations and its potential impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 2006 Compared to Thirteen Weeks Ended October 30, 2005.

Net Sales

Net sales for the third quarter of fiscal 2007 increased $9,369, or 9.3%, to $110,109 compared to $100,740 for the third quarter of fiscal 2006.  Same store sales increased 5.9% when compared with the prior quarter.  The sales were favorably impacted by customer acceptance of the current merchandise strategy that focuses on soft-lines, a 1.4% increase in customer count and 7.1% increase in average sale generated.  Fuel sales also contributed to same store sales increases.

Gross Margin

Gross margin for the third quarter of fiscal 2007 increased $1,738, or 5.3%, to $34,294 compared to $32,556 in the third quarter of fiscal 2006.  Gross margin as a percentage of sales was 31.2% for the third quarter of fiscal 2007, which decreased when compared to 32.3% for the third quarter of fiscal 2006.   The decrease in gross margin as a percentage of sales was due to higher other markdowns, higher freight costs which accounted for 44 basis points of the erosion and lower margin on increased sales at the fuel centers which accounted for 82 basis points of the erosion.  The Company believes the erosion of margin due to increase freight costs will continue through the end of the year.  The margin was further impacted by the markdowns associated with the clearance of patio and garden products that had not sold.  This clearance, which reduced margin by 50 basis points, while normal to running a retail business, has resulted in the Company changing its method of managing these categories in an effort to avoid this same problem in the future.

SG&A

Selling, general and administrative expense increased $1,876 or 6.0%, to $32,953 in the third quarter of fiscal 2007 compared to $31,077 in the third quarter of fiscal 2006.  As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2007 were 30.0%, compared to 30.9% in the third quarter of fiscal 2006.  The increase in selling, general and administrative expenses was due in part to an increase in store level wages, increase in expenses related to stock options, professional fees and software maintenance associated with rollout of IT initiative, increase in insurance and utilities, store level professional fees, offset by increased vendor participation in CO-OP advertising.

Depreciation and Amortization

Depreciation and amortization expense increased $220, or 15.4%, to $1,647 in the third quarter of fiscal 2007 compared to $1,427 in the third quarter of fiscal 2006.  The increase is primarily due to new stores opened in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 and items related to IT initiative.

Interest Expense

Interest expense increased $455, or 128.5%, to $809 in the third quarter of fiscal 2007 compared to $354 in the third quarter of fiscal 2006.  The increase in interest expense was due to higher levels of borrowing and an increase in the interest rate for fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations in the third quarter of fiscal 2007 was 41.42%, compared to 35.4% in the third quarter of fiscal 2006.  The effective tax rate is higher due to the expiration of work opportunity employment tax credits and permanent tax differences relating to stock compensation expense.

Earnings (Loss) from Discontinued Operations

Loss from discontinued operations, net of income tax, was $97 in the third quarter of fiscal 2007, compared to a loss from discontinued operations of $297 in the third quarter of fiscal 2006.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

Thirty-Nine Weeks Ended October 29, 2006 Compared to Thirty-Nine Weeks Ended October 30, 2005.

Net Sales

Net sales for the thirty-nine week period of fiscal 2007 increased $32,515, or 10.6%, to $339,124 compared to $306,609 for the thirty-nine period of fiscal 2006.  Same store sales increased 6.6% when compared with the prior year.  The sales were favorably impacted by customer acceptance of its current merchandise strategy that focuses on soft-lines, a 3.3% increase in customer count and a 7.0% increase in average sale generated.  Fuel sales also contributed to same store sales increases.

Gross Margin

Gross margin for the thirty-nine week period of fiscal 2007 increased $7,248, or 7.6%, to $102,910 compared to $95,662 in the thirty-nine week period of fiscal 2006.  Gross margin as a percentage of sales was 30.4% for the thirty-nine week period of fiscal 2007 compared to 31.20% for the thirty-nine week period of fiscal 2006.  The decrease in the gross margin as percentage of sales was due to higher promotional and other markdowns in the normal course of business, higher freight costs resulting from higher fuel prices (a 23.2% increase compared to the thirty-nine week period of fiscal 2006), and lower margin achieved on the increased sales at the fuel centers.

SG&A

Selling, general and administrative expense increased $2,747, or 3.0%, to $94,059 in the thirty-nine week period of fiscal 2007 compared to $91,312 in the thirty-nine week period of fiscal 2006.  As a percentage of net sales, selling, general and administrative expenses in the thirty-nine week period of fiscal 2007 were 27.8%, compared to 29.8% in the thirty-nine week period of fiscal 2006.  The decrease in selling, general and administrative expenses as a percentage of net sales was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 that was not repeated in fiscal 2007 and an increase in vendor participation in CO-OP advertising, offset by increased payroll, increase in expenses related to stock options, increase in credit card fees, increase in advertising, professional services and software maintenance fees associated with rollout of IT initiative, increase in utilities, travel and new store rents.

Depreciation and Amortization

Depreciation and amortization expense increased $556, or 12.7%, to $4,919 in the thirty-nine week period of fiscal 2007 compared to $4,363 in the thirty-nine week period of fiscal 2006.  The increase is primarily due to new stores opened in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Interest Expense

Interest expense increased $1,201, or 148.30%, to $2,009 in the thirty-nine week period of fiscal 2007 compared to $809 in the thirty-nine week period of fiscal 2006.  The increase in interest expense was due to higher levels of borrowing and increase in the interest rate for the thirty-nine week period of fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations for the thirty-nine week period of fiscal 2007 was 41.4%, compared to 35.3% in the thirty-nine week period of fiscal 2006.  The effective tax rate is higher due to the expiration of work opportunity employment tax credits and permanent tax differences relating to stock compensation expense.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations, net of income tax, was $72 in the thirty-nine week period of fiscal 2007, compared to a loss from discontinued operations of $2,575 in the thirty-nine week period of fiscal 2006.  The increase in earnings from discontinued operations relates to the Company’s closing of 20 unprofitable stores in the thirty-nine week period of fiscal 2006 compared with one store closing in the thirty-nine week period of fiscal 2007.  Additionally, the Company sold a property held for sale in relation to the closings in fiscal 2006 in the thirty-nine week period of fiscal 2007 resulting in a gain of $351. Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

SG&A Detail; Certain Financial Measures

The Company believes the following detailed information is useful in analyzing its business results.  All information presented is from continuing operations.

	For the Thirteen Week Period Ended		For the Thirty-Nine Week Period Ended
SG&A Expenses Breakout	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005

General Office	2,224	3,268	7,361	11,605

Distribution Center	2,411	2,080	6,369	6,041

SPD Truck Lines	—	297	—	810

401K/Profit Sharing	124	—	358	—

Comparable Stores SG&A	25,887	24,505	74,323	71,208

Non Comp Stores SG&A #	2,039	927	5,108	1,647

Stock Option Expense	268	—	541	—
Final SG&A as reported on 3rd Qtr 10Q	32,953	31,077	94,059	91,312

Return on Average Equity****	1.40%	-0.29%	1.94%	-2.82%
(ROE)

Net Sales	$110,109	$100,740	$339,124	$306,609

SG&A as % of Sales	29.93%	30.85%	27.74%	29.78%

SG&A per average selling square foot	$7.89	$7.89	$22.77	$23.32

SG&A per average selling square foot	$7.89	$7.89	$22.77	$23.32

EBITDA**	$1,608	$1,479	$9,389	$4,350

EBITDA per average selling square foot***	$.39	$0.38	$2.27	$1.11

Sales per average selling square feet*
ALCO	$27.35	$26.59	$84.17	$80.22
Duckwall	$19.56	$19.05	$60.68	$59.73
Total	$26.37	$25.58	$82.10	$78.31

Average Selling Square Feet*	4,176	3,939	4,131	3,915
Average Square Feet% Change	6.5%	2.1%	5.5%	2.1%

Total Stores Operating beginning of Period	254	245	251	266
Total Stores Operating end of Period	253	249	253	249

Supplemental Data:
Same Store Sales Change	5.9%	4.3%	6.6%	2.5%
Total customer count change	1.4%	2.0%	3.3%	1.8%
Average sale per ticket change	7.1%	4.9%	7.0%	3.5%

Average annualized New Store Sale performance on prototype Stores	$2,227
Incremental expenses related to IT initiative	$274		$694

*                         Average selling square feet is (beginning square feet plus ending square feet) divided by 2.

**                  EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.

***           EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.

****    Return on average equity (ROE) is calculated as Net Earnings divided by average stockholders’ equity. Average Stockholders’ Equity is calculated as (beginning of period stockholders’ equity plus end of  period stockholders’ equity) divided by 2.

#                         Non Comp Stores are those stores opened in Fiscal 2006 & Fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

General Office expenses for fiscal 2007 decreased $4,244 or 36.6%.  The decrease was due in part to one time costs of approximately $734 associated with the Company’s restructuring and workforce reduction in fiscal 2006 not repeated in fiscal 2007 and the related payroll savings in fiscal 2007 relating to these reductions, and a $4,778 increase in vendor participation in CO-OP advertising programs, offset by increased utility costs.

SPD Truck Line is no longer in operation as the Company has contracted with a dedicated service provider.

Comparable store SG&A expenses increased $3,115 or 4.4%.  Advertising, insurance, wages, rent, utilities and credit card fees accounted for the majority of this increase.

Non Comparable Stores SG&A expenses increased $3,461 or 210.1%.  The Company has opened 15 stores since the first quarter of fiscal 2006.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA per selling square foot to earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	For the Thirteen Week Period Ended		For the Thirty-nine Week Period Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005

Earnings from continuing operations	(551)	110	1,238	(636)
Plus interest	809	354	2,010	809

Plus taxes	(564)	(412)	684	(186)
Plus depreciation and amortization	1,647	1,427	4,919	4,363
Plus stock option expense	268	—	541	—
=EBITDA	1,609	1,479	9,392	4,350

Earnings from continuing operations per sq foot	$(0.13)	$0.03	$0.30	$(0.16)
Plus interest per sq foot	$0.19	$0.09	$0.49	$0.21
Plus taxes per sq foot	$(0.14)	$(0.10)	$0.17	$(0.05)
Plus depreciation and amortization per sq foot	$0.39	$0.36	$1.19	$1.11
Plus stock option expense per sq foot	$0.06	$0.00	$0.13	$0.00
=EBITDA per selling sq foot	$0.37	$0.38	$2.28	$1.11

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing (increases in accounts payable).

At October 29, 2006 working capital (defined as current assets less current liabilities) was $116,575 compared to $90,634 at the end of fiscal 2006.  The increase in working capital was attributable to increases in inventory, accounts receivable, accounts payable, income tax receivable and cash and cash equivalents; and decreases stock purchase payments and accrued salaries and commissions.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing.  The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan).  Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime.  The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement.  Advances are secured by a security interest in the Company’s inventory.  The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at a least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends.  The loan agreement expires on April 15, 2010.  As of October 29, 2006, the Company has borrowed $32,664 under this facility.  The lender had also issued letters of credit aggregating $4,083 at such date on behalf of the Company.  Availability under this facility as of October 29, 2006 was $33,253.

Cash (used in) provided by operating activities in the thirty-nine week period of fiscal 2007 and 2006 was ($15,192) and $3,361 respectively.  The decrease in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2007 compared to the thirty-nine week period of fiscal 2006 was primarily due to a increase in inventory relating to the stores opened since fiscal 2006, a decrease in accrued salaries and wages, and a decrease in income taxes payable; offset by an increase in accounts payable from renegotiated vendor terms.

Total anticipated cash payments for acquisition of property and equipment in fiscal 2007, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $9,000.  Cash provided by (used in) investing activities (including acquisitions and remodeling) in the thirty-nine week period of fiscal 2007 and 2006 totaled $7,300 and ($12,216), respectively, which were used primarily for the acquisition of property and equipment, offset in fiscal 2007 by the proceeds from the sale of assets.  During the thirty-nine week period ended October 29, 2006, the Company completed sales/leaseback transactions on 11 ALCO retail locations for $11,229.  The remaining amount is due to the sale of a previously closed location.

The Company provided by cash from financing activities in the thirty-nine week period of fiscal 2007 and 2006 of $12,267 and $10,321 respectively.  Net borrowings on the revolving loan generated $15,602 during the thirty-nine week ended October 29, 2006, compared to $23,281 during the thirty-nine week period of the prior fiscal year.  Cash used to purchase and retire 3,337 and 399,362 shares of Common Stock was $2,012 and $12,638 for the thirty-nine week period of fiscal 2007 and 2006, respectively.  The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of October 29, 2006.  The Company continues to evaluate the timing and pricing of future share repurchases.

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

	For The Thirteen Week Period Ended		For The Thirty-Nine Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Segment Information

Net Sales:
ALCO Discount Stores	$102,979	$93,748	$317,001	$284,847
All Other
External	7,130	6,992	22,123	21,762
Intercompany	71,908	71,837	195,480	185,619
	$182,017	$172,577	$534,604	$492,228

Depreciation and Amortization
ALCO Discount Stores	$808	$921	$2,493	$2,750
All Other	839	506	2,426	1,613
	$1,647	$1,427	$4,919	$4,363

Income (expense) from Operations:
ALCO Discount Stores	$5,400	$6,282	$20,397	$20,839
All Other	(5,648)	(6,146)	(16,238)	(20,598)
	$(248)	$136	$4,159	$241

Capital Expenditures:
ALCO Discount Stores	$649	$3,309	$3,392	$6,027
All Other	1,076	5,204	2,233	6,189
	$1,725	$8,513	$5,625	$12,216

Identifiable Assets:
ALCO Discount Stores	$148,122	$139,366	$148,122	$139,366
All Other	59,365	45,297	59,365	45,297
	$207,487	$184,663	$207,487	$184,663

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

A reconciliation of the segment information to the amounts reported in the consolidated financial statements is presented below:
	For The Thirteen Week Period Ended		For The Thirty-Nine Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005

Net sales per above segment information	$182,017	$172,577	$534,604	$492,228
Intercompany elimination	71,908	71,837	195,480	185,619

Net sales per consolidated statements of operations	$110,109	$100,740	$339,124	$306,609

Income (loss) from operations per above segment information	$(248)	$136	$4,159	$241
Leases	58	84	227	254

Income (loss) from operations per consolidated statements of operations	$(306)	$52	$3,932	$(13)

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

As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $327.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, or the “Exchange Act”) for the quarter ended October 29, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 29, 2006 because of the material weaknesses discussed below.

To address the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended October 29, 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 29, 2006 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of October 29, 2006.

 Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of October 29, 2006:

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

•                  The Company records vendor support based on management estimates. The Company has not established controls to validate this estimate through comparison to actual purchasing activity upon which the vendor support is based.

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

(c)   Changes in Internal Control over Financial Reporting

The Company is currently implementing procedures to establish and maintain controls which will result in all necessary reviews being performed. To date, the Company has moved the responsibility for updating the vendor master file to a department independent of accounts payable.  The procedures for secondary review of journal entries and supporting analysis have been modified to assure adequate review.  The Company is currently implementing procedures to ensure that detailed reconciliations are being prepared.  The Company initiated the development and implementation of controls over the development of the financial statements in the fourth quarter of fiscal 2006.  The Company has designed and implemented procedures to reconcile the warehouse inventory to the general ledger on a quarterly basis.  The Company will continue to review these processes and reevaluate and test these controls to determine that these weaknesses have been remediated.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 29, 2006 that materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of October 29, 2006.  The following are details of repurchases under this program for the period covered by this report:

				Maximum Number
			Total Number of	(or Approximate
			shares (or Units)	Dollar Value)
			Purchased as Part	of Shares (or
	Total Number Of	Average Price	of Publicly	Units) that May Yet
	Shares (or Units)	Paid per Share	Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

February 1 – February 28, 2006	0	0	0	200,000
March 1 – March 31, 2006	0	0	0	200,000
April 1 – April 30, 2006	0	0	0	200,000
May 1 – May 31, 2006	0	0	0	200,000
June 1 – June 30, 2006	0	0	0	200,000
July 1 – July 30, 2006	3,337	$30.46	3,337	196,663
August 1 – August 31, 2006	0	0	0	196,663
September 1 – September 30, 2006	0	0	0	196,663
October 1 – October 31, 2006	0	0	0	196,663

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
(Registrant)
Date, December 8, 2006	/s/ Michael S. Marcus
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

31.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 8, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 8, 2006, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 8, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2                           Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 8, 2006, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 29, 2006 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.