Form 10-K
period 2007-01-28
DUCKWALL ALCO STORES INC
filed 2007-04-23
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2007

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes_____ No __X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes___ No _X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The aggregate market value of the 3,792,515 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $134,330,881 on August 1, 2006, based on a closing sale price of $35.42. As of April 23, 2007, there were 3,804,216 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

DUCKWALL-ALCO FISCAL 2007 FORM 10-K

PART I

ITEM 1.  BUSINESS

History

Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. This strategy includes opening ALCO discount stores. As of January 28, 2007, the Company operates 256 retail stores located in the central United States, consisting of 189 ALCO retail discount stores and 67 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 256 stores in 21 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of similar merchandise.

Of the Company's 189 ALCO discount stores, 155 stores are located in communities that do not have another full-line discounter. The ALCO discount stores account for 94% of the Company's net sales. The current ALCO store averages 20,300 square feet of selling space. However, the Company's store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,500 square feet of selling space. Based on the Company’s experience, the design of the Class 20 Stores produces the greatest return on investment for newly opened stores.

All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

For 2007 and 2006, the percentage of sales by product category were as follows:
	Percentage of Sales
	2007	2006
Merchandise Category:
Consumables and commodities	30%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	25%
Apparel and accessories	20%	19%
Home furnishings and decor	14%	15%
Other	11%	11%

Total	100%	100%

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

Market Selection: The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center. Markets that are determined to be sizable enough to support an ALCO and that have no direct competition from another full-line discount retailer are examined closely and eventually selected or passed over by the Company's experienced management team.

Store Expansion: The Company's expansion program is designed primarily around the prototype Class 20 Store. This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations. The 21,500 square feet of selling space is large enough to permit a full line of the Company's merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed.

Technology: The Company went live on the human resources/payroll and financial systems during fiscal 2006. The Company went live on the Point-of-Sale (POS) system in the third quarter of fiscal 2007. Financial Planning, Performance Analysis, and Merchandise Allocation systems went live in the second quarter of fiscal 2007. The Company is conducting a review of its logistics. This could result in the determination that the Company will need to consider a new integrated Warehouse Management System.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of eight to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2007, these circulars were distributed 40 times in ALCO markets. In its Duckwall markets, the Company distributed a full-color, four page insert 11 times during fiscal 2007. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2008, the Company will distribute approximately 42 circulars in ALCO markets and will discontinue advertising in Duckwall markets.

Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 25 ALCO stores during fiscal year 2008. The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. The following table summarizes the Company's store development during the past three fiscal years:

	2007		2006		2005
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	7	-	7	1	8	-
Stores Closed	1	1	10	13	2	6
Net New Stores	6	(1)	(3)	(12)	6	(6)

As of January 28, 2007, the Company owned three ALCO and one Duckwall location, and leased 186 ALCO and 66 Duckwall locations. The Company's present intention is to lease all new stores; however, the company may own some of the ALCO locations. The estimated investment to open a new prototype ALCO store that is leased is approximately $800,000 for the equipment and inventory.

Store Environment and Merchandising

The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores' available square footage. Corporate merchandising direction is provided to each store to ensure a consistent company-wide store presentation. To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company's customer profile: primary, secondary, and convenience. The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration. The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers. The convenience core consists of categories of merchandise for which ALCO will maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a discount store. Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a discount store and they ensure a high level of customer traffic. The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.

Purchasing

Procurement and merchandising of products is directed by a staff of two Vice President - Divisional Merchandise Managers and one Assistant Vice President Divisional Merchandise Manager who are each responsible for specific product categories. The Company employs twenty merchandise buyers and two assistant buyers who each report to a Divisional Merchandise Manager. Buyers are assisted by a management information system that provides them with current price and volume information by SKU, thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,200 suppliers. The Company generally does not utilize long-term supply contracts. Only one supplier accounted for more than 5% of the Company's total purchases in fiscal 2007 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

Merchandise pricing is done at the corporate level with the impact significantly different depending upon the level of competition in the market. This pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2008, promotions on various items will be offered approximately 42 times through advertising circulars.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services all stores. The distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. The distribution center maintains an integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software. As stated previously, the Company is considering an upgrade to the system.

Effective January 1, 2006, the Company contracted with Werner Enterprises, Inc. to be its dedicated transportation provider. Werner will sublease the Subsidiary’s equipment which includes five tractors and 23 trailers until such equipment leases expire.

Management Information Systems

The Company has committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning. In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. During the last four fiscal years, the Company has devoted resources to development of systems that have improved information available to management and improved specific operational efficiencies.

Approximately 2,000 of the Company's merchandise suppliers currently participate in the Company's electronic data interchange (“EDI”) system, which makes it possible for the Company to place purchase orders electronically. A number of these suppliers are able to utilize additional EDI functions, including transmitting invoices and advance shipment notices to the Company and receiving sales history from the Company. Refer to the section above: Business Strategy: Technology, for additional discussion on the Company’s planned technology upgrades.

Store Locations

As of January 28, 2007, the Company operated 189 ALCO stores in 21 states located in smaller communities in the central United States. The ALCO stores average approximately 20,800 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 67 Duckwall stores in 10 states. The geographic distribution of the Company's stores is as follows:

Duckwall Stores		ALCO Stores

Arkansas	1	Arizona	9	Montana	1
Colorado	5	Arkansas	5	Nebraska	16
Iowa	4	Colorado	12	New Mexico	8
Kansas	27	Idaho	3	North Dakota	7
Nebraska	7	Illinois	7	Ohio	5
New Mexico	1	Indiana	13	Oklahoma	8
North Dakota	2	Iowa	10	South Dakota	9
Oklahoma	9	Kansas	26	Texas	26
South Dakota	2	Minnesota	8	Utah	6
Texas	9	Missouri	6	Wisconsin	1
				Wyoming	3

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

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 26 of its ALCO markets, and another eight ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. In the 123 markets in which the Company operates a Class 18 Store, only 12 markets have direct competition from a national or regional full-line discount retailer. The Company competes with dollar stores in 87 percent of its ALCO stores and approximately 40 percent of its Duckwall stores.

Employees

As of January 28, 2007, the Company employed approximately 4,800 people. Of these employees, approximately 490 were employed in the general office and distribution center in Abilene Kansas, 4,310 in the store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. We offer a broad range of company-paid benefits to our employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on the employees' full-time or part-time status and/or length of service. There is no collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.

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

Information Technology

The Company completed its rollout of the new POS in its ALCO stores in the fourth quarter of fiscal 2007. The Company’s ability to train employees on the new POS software and to utilize technology upgrades could have a material impact on the Company’s results of operations.

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

Internal Control

The Company continues to refine and test its internal control processes. The Company created an Internal Audit Department in the fourth quarter of fiscal 2007. The inability of the Company to correct deficiencies could adversely affect the Company.

Quarterly Fluctuations

Quarterly results of operations have historically fluctuated as a result of retail consumers purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.

Stock Price

No assurance can be given that operating results will not vary from quarter to quarter, and any fluctuations in quarterly operating results may result in volatility in the Company’s stock price.

Dependence on Officers

The development of the Company’s business is largely dependent on the efforts of its current management team headed by Bruce C. Dale and eight other executive officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

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

Three of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. As of January 28, 2007, such ALCO leases account for approximately 4,700,000 square feet of lease space, which expire as follows: approximately 652,668 square feet (14.0%) expire between January 28, 2007 and February 3, 2008; approximately 689,542 square feet (14.8%) expire between February 3, 2008 and February 1, 2009; and approximately 578,648 square feet (12.4%) expire between February 1, 2009 and January 31, 2010. The remainder of the leases expire through 2021. All Duckwall store leases have terms remaining of fifty months or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.   LEGAL PROCEEDINGS.

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended January 28, 2007.

ITEM 4A.    Executive Officers.

The following table sets forth the names, ages, positions and certain other information regarding the executive officers of the Company as of April 23, 2007.

Name	Age	Position

Bruce C. Dale	59	President and Chief Executive Officer
James E. Schoenbeck	63	Senior Vice President
John R. Sturdivant	62	Senior Vice President
Tom L. Canfield, Jr.	53	Senior Vice President
Anthony C. Corradi	46	Senior Vice President
Michael S Marcus	52	Vice President - Finance and Treasurer
Michael J. Gawin	55	Vice President - Divisional Merchandise Manager - Softlines
Robert E. Swartz, Jr.	50	Vice President - Divisional Merchandise Manager - Hardlines
Virginia A. Meyer	63	Vice President - Marketing

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

Bruce C. Dale has served as President and Chief Executive Officer of the Company since March 28, 2005. From 2003 to 2004, Mr. Dale was President and CEO of Franks Nursery and Crafts, Inc. From 1993 to 2003, Mr. Dale was with Michaels Stores, Inc., where he served for eight of those years as president of Aaron Brothers Art & Framing. Mr. Dale has approximately 37 years of experience in the retail industry.

James E. Schoenbeck has served as Senior Vice President of Real Estate and Travel since 2005. From 1988 to 2005, Mr. Schoenbeck served as Senior Vice President - Operations and Advertising. From 1975 to 1988, Mr. Schoenbeck served in various capacities with the Company. Mr. Schoenbeck has approximately 32 years of experience in the retail industry.

John R. Sturdivant has served as Senior Vice President - Stores since February 13, 2006. For more than five years prior to that, he served as Regional Vice President of Jo-Ann Stores, Inc. Mr. Sturdivant has approximately 44 years experience in the retail industry.

Tom L. Canfield, Jr. has served as Senior Vice President - Logistics and Administration since 2006. From 1973 to 2006, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 34 years of experience in the retail industry.

Anthony C. Corradi has served as Senior Vice President - Chief Technology Officer since 2007. Mr. Corradi served as Vice President - Chief Technology Officer since 2005. For five years prior to that, he was an independent consultant. Mr. Corradi has approximately 24 years experience in the retail technology industry.

Michael S. Marcus has served as Vice President - Finance and Treasurer since 2006. From 2004 to 2006, Mr. Marcus served in various capacities with the Company. From 1997 to 2003, Mr. Marcus served as Vice President and Chief Financial Officer of Weiner’s Stores, Inc. Mr. Marcus has approximately 18 years experience in the retail industry.

Michael J. Gawin has served as Vice President - Divisional Merchandise Manager since 1997. For more than five years prior to that, he served as Divisional Merchandise Manager for Shopko Stores, Inc. Mr. Gawin has approximately 34 years experience in the retail industry.

Robert E. Swartz, Jr. has served as Vice President - Divisional Merchandise Manger since 2000. From 1978 to 2000, Mr. Swartz served in various capacities with the Company. Mr. Swartz has approximately 29 years experience in the retail industry.

Virginia A. Meyer has served as Vice President - Marketing since 2007. From 2002 to 2007, Ms. Meyer served as Director of Marketing and Advertising. For more than five years prior to that, she served as Vice President - Marketing with Cato Corporation. Ms. Meyer has approximately 37 years experience in the retail industry.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2007 and 2006.
Fiscal 2007	High	Low
First quarter	$26.70	$22.34
Second quarter	$34.93	$25.40
Third quarter	$38.54	$33.65
Fourth quarter	$42.06	$33.77

Fiscal 2006	High	Low
First quarter	$19.79	$16.79
Second quarter	$23.90	$18.55
Third quarter	$24.50	$21.10
Fourth quarter	$25.59	$20.02

Company Performance

The following graph compares the cumulative total return of the Company, the NASDAQ Stock Market Index, and the NASDAQ Retail Trade Stocks Index (assuming dividends reinvested at the end of each subsequent fiscal year). The graph assumes $100 was invested on January 31, 2002 in Duckwall-ALCO Stores, Inc. Common Stock, the NASDAQ Stock Market Index, and the NASDAQ Retail Trade Stocks Index.

	Period Ending at Fiscal Year End
Index	2002	2003	2004	2005	2006	2007
Duckwall-ALCO Stores, Inc.	100.00	87.76	136.94	17.0.95	233.93	330.74
NASDAQ Composite Index	100.00	68.91	107.25	107.45	120.87	129.66
NASDAQ Retail Stock Index	100.00	80.38	117.85	142.58	152.52	166.46

Based upon the data reflected in the table, a $100 investment in the Company's Common Stock would have a total return value of $330.74 at January 28, 2007, as compared to $129.66 for the Composite NASDAQ Index and $166.46 for the NASDAQ Retail Stock Index.

No Recent Dividend Payments; Restrictions on Payment of Dividends

As of April 23, 2007, there were approximately 1,216 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years and it has no plans to commence paying cash dividends on the Common Stock. The terms of the Loan and Security Agreement, dated as of April 15, 2002, between the Company and Bank of America (formerly Fleet Retail Finance Inc.) allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2008.

Company Repurchases of Common Stock

As shown in the following table, the Company did not repurchase any shares of the Common Stock during the three months ended January 28, 2007

				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number Of		Purchased as Part	Units) that May Yet
	Shares (or Units)	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
November 1 - November 30, 2006	-	-	-	196,663
December 1 - December 31, 2006	-	-	-	196,663
January 1 - January 31, 2007	-	-	-	196,663

(a)
On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase an additional 200,000 shares of the Company’s common stock, of which 3,337 shares have been repurchased at an average cost of $30.46. As of January 28, 2007, 196,663 shares remain available to be repurchased

ITEM 6.  SELECTED FINANCIAL DATA.
SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share and store data)

The selected consolidated financial data presented below for, and as of the end of, each of the last five fiscal years under the captions Statements of Operations Data and Balance Sheet Data have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and the consolidated financial statements, related notes, and other financial information included herein (Item 8).
	Fiscal Year Ended
	January 28,	January 29,	January 30,	February 1,	February 2,
Statement of Operations Data	2007	2006	2005	2004	2003
Net sales	$475,255	433,319	407,420	396,517	370,300
Cost of sales	324,885	295,488	272,245	264,073	245,885
Gross margin	150,370	137,831	135,175	132,444	124,415

Selling, general and administrative expenses	132,165	124,208	121,154	116,308	108,428
Depreciation and amortization	6,795	5,940	6,407	6,807	6,459
Income from continuing operations	11,410	7,683	7,614	9,329	9,528
Interest expense	2,730	1,272	1,230	1,386	1,609
Earnings from continuing operations before
income taxes and discontinued operations	8,680	6,411	6,384	7,943	7,919
Income tax expense	3,046	1,754	2,192	2,403	2,904
Earning from continuing operations before
discontinued operations	5,634	4,657	4,192	5,540	5,015
(Loss) income from discontinued operations, net
of income tax	70	(2,708)	(269)	973	339
Net earnings (1)	$5,704	1,949	3,923	6,513	5,354

Per Share Information
Earnings per share - basic:
Earnings before discontinued operations	$1.49	1.14	0.95	1.30	1.18
Discontinued operations	0.01	(0.66)	(0.06)	0.23	0.08
Net earnings	$1.50	0.48	0.89	1.53	1.26

Earnings (loss) per share - diluted
Earnings (loss) before discontinued operations	$1.48	1.13	0.94	1.27	1.15
Discontinued operations	0.01	(0.66)	(0.06)	0.23	0.08
Net earnings	$1.49	0.47	0.88	1.50	1.23

Weighted average shares outstanding:
Basic	3,792,202	4,083,798	4,391,538	4,243,441	4,235,911
Diluted	3,828,928	4,117,922	4,464,416	4,343,381	4,355,653

Operating Data
Stores open at year-end	256	251	266	264	264
Stores in non-competitive markets at year-end (2)	222	222	231	230	229

Percentage of total stores in non-competitive
markets (2)	86.72%	88.45%	86.84%	87.12%	86.74%
Net Sales of stores in non-competitive markets(2)	$404,196	$381,863	$366,637	$363,634	$334,811
Percentage of net sales from stores in
non-competitive markets (2)	85.05%	87.78%	84.59%	83.99%	81.53%
Comparable stores sales increase for all stores (3)	6.02%	3.12%	0.13%	0.98%	-0.05%
Comparable stores sales increase for stores in
non-competitive markets (2)(3)	6.43%	3.67%	0.78%	2.09%	2.94%

Balance Sheet Data
Total Assets	$195,420	$178,922	$163,118	$167,493	$169,900
Total Debt (includes capital lease
obligation and current maturities)	29,988	26,240	8,605	10,876	24,611
Stockholders' equity	106,060	102,147	114,676	109,193	102,110

(1)
Effective January 29, 2006, the Company adopted SFAS no 123(R), Share-Based Payments. Included in selling, general and administrative expenses is $821 of stock compensation expense in fiscal 2007. No expense was recorded for stock compensation in earlier years.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Operations. The Company is a regional discount retailer operating in 21 states in the central United States.

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal 2007, 2006 and 2005 each consisted of 52 weeks. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. Even in non-competitive markets, competition still exists, as the Company's customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer's outlets, and the internet.

The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance. The Company uses centralized purchasing, merchandising, pricing and warehousing to obtain volume discounts, improve efficiencies and achieve consistency among stores and the best overall results. The Company utilizes information obtained from its POS system and regular input from its store associates to determine its merchandise offerings.

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

Recent Events. During fiscal 2007, the Company purchased and retired 3,337 shares of the Company’s Common Stock for an average price of $30.46. All shares repurchased were retired. On March 23, 2006, the Board of Directors approved a plan to repurchase 200,000 shares of the Company’s common stock. There are 196,663 shares remaining under this plan.

The Company completed the rollout of its new POS system in the fourth quarter of fiscal 2007.

The Company entered into an agreement with Radio Shack to carry Radio Shack branded products. This merchandise was incorporated into the product mix in nine stores locations during fiscal 2007.

On September 26, 2006, the Company announced its first store that would carry Bass Pro Shops® branded products. An additional store carrying these items was added in the first quarter of fiscal 2008.

Items Impacting Specific Periods. The Company had items impacting specific periods. The Company analyzed its income tax liability account based on current information, and determined it was over-accrued with respect to certain tax matters arising in prior years. During the fourth quarter of fiscal 2006 the Company reversed this over-accrual of approximately $371. The Company completes an actuarial analysis of its self-insurance liabilities twice a year. In the third quarter of fiscal 2005, the Company increased its self-insurance reserves by $463 as a result of the actuarial analysis indicating higher than previously estimated claim activity. In the second quarter of fiscal 2006, the Company decreased its self-insurance reserves by $901 as a result of lower than estimated claim activity. In fiscal 2007 there was not a significant change in the self-insurance reserves. In the fourth quarter of fiscal 2007, the Company recorded $795 in income due to a decrease in its LIFO reserve. During the fourth quarter of fiscal 2007 the Company experienced store physical inventory shrinkage $795 higher than expected.

Key Items in Fiscal 2007. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during fiscal 2007 were:

•	Net sales increased 9.7% to $475,255. Same store sales increased 6.0% compared to the prior year.
•	Gross margin decreased to 31.6% of sales, compared to 31.8% in the prior year.
•	Selling, general and administrative expenses were 27.8% of sales, compared to 28.7% in the prior year.
•	Earnings per share was $1.49, compared to earnings of $0.47 per share in the prior year.
•	Return on average equity was 5.5%, compared to 1.8% in the prior year.

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

Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.

Selling, general and administrative expenses are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

Earnings per share ("EPS") growth is an indicator of the returns generated for the Company's stockholders. EPS from continuing operations was $1.48 per diluted share for fiscal 2007, compared to $1.13 per diluted share for the prior fiscal year.  Return on average equity is a measure of how much income was produced on the average equity of the Company.

Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:
	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.4	68.2	66.8
Gross margin	31.6	31.8	33.2
Selling, general and administrative expenses	27.8	28.7	29.7
Depreciation and amortization	1.4	1.4	1.6
Total operating expenses	29.2	30.1	31.3
Income from continuing operations	2.4	1.7	1.9
Interest expense	0.6	0.3	0.3
Earnings from continuing operations before income
taxes and discontinued operations	1.8	1.4	1.6
Income tax expense	0.6	0.4	0.5
Earnings from continuing operations before discontinued operations	1.2	1.0	1.1
(Loss) income from discontinued operations, net of income tax	0.0	(0.6)	(0.1)
Net earnings	1.2%	0.4%	1.0%

Critical Accounting Policies

Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe our significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under different assumptions or conditions. The following items in our consolidated financial statements require significant estimation or judgment:

Inventory: As discussed in Note 1(d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out (LIFO) method. The retail inventory method (“RIM”) used by the Company is an averaging method that has been widely used in the retail industry. This method calculates a cost to retail ratio that is applied to the retail value of inventory to calculate cost inventory and the resulting gross margin. Use of the RIM does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the RIM will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories. As of January 28, 2007 and January 29, 2006, the Company had recorded markdowns that had not been taken and which served to reduce inventories to lower of cost or market by approximately $354 and $597, respectively. Management believes that the RIM provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For LIFO, the Company determines lower of cost or market by pool. The Company has historically accrued its shrink reserve based on a three-year average shrink percentage at each of its store locations. Historically the three-year average has appropriately recorded estimated shrinkage on a monthly basis. At the end of fiscal 2007, the Company determined that this reserve was not sufficient due to the shrink results for the last month of fiscal 2007. The stores inventoried in January 2007 experienced $795 more shrink at cost, than had previously been reserved. A 0.5% increase in this percentage would increase the recorded reserve by $257.

Insurance: The Company retains significant deductibles on its insurance policies for workers compensation, general liability and medical claims. Due to the fact that it takes more than one year to determine the actual costs, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants. The Company completes an actuarial evaluation of its loss experience twice each year. In between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts. The Company’s actuarial method is the fully developed method. This method includes a loss conversion factor that includes administrative, legal and claims handling expenses. The Company records its reserves on an undiscounted basis. The Company’s prior estimates have varied based on changes in assumptions related to actual claims versus estimated ultimate loss calculations. Current and future estimates could be affected by changes in those same assumptions and are reasonably likely to occur. A 1% increase in the loss development factor would increase the recorded liability by $75.

Income Taxes: The Company’s tax provision and establishment of reserves for potential tax liabilities involves the use of estimates and judgment. The Company has identified exposures for which they have established a reserve, such as differences in interpretation of tax laws at the federal, state, and local units of government. In the ordinary course of business, the Company analyzes its income accounts. During fiscal 2006, the Company determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed such overaccrual of approximately $371 during fiscal 2006.

Share-Based Payments: Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123(R)") and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date. For Executives and Directors, the Company estimates forfeitures will not occur. This is due to the fact that, historically, the Company does not experience material turnover of these two classes. Any turnover in these classes could have a significant impact on the stock option expense for the Company. For non-Executives, the Company estimates a higher forfeiture rate. An actual turnover rate, lower or higher than historical trends, and changes in estimated forfeiture rates would impact the stock option expense recorded by the Company.

Fiscal 2007 Compared to Fiscal 2006

Net sales for fiscal 2007 increased $42.0 million or 9.7% to $475.3 million compared to $433.3 million for fiscal 2006. During fiscal 2007, the Company opened seven ALCO stores. One ALCO was closed and one Duckwall store was closed and replaced by an ALCO store, resulting in a year end total of 256 stores. Net sales for all stores open the full year in both fiscal 2007 and 2006 (same stores), increased by $25.6 million or 6.0% in fiscal 2007 compared to fiscal 2006. The average sale for fiscal 2007 increased 7.2% compared to fiscal 2006. The Company had four of its merchandise departments experience greater than 15% increase in sales for fiscal 2007 when compared to fiscal 2006.

Gross margin for fiscal 2007 increased $12.6 million, or 9.1%, to $150.4 million compared to $137.8 million in fiscal 2006. As a percentage of net sales, gross margin decreased to 31.6% in fiscal 2007 compared to 31.8% in fiscal 2006. Fiscal 2007 gross margin was positively impacted by a LIFO reserve reductions and increased vendor participation support, offset by a reduction in warehouse swell, additional shrinkage reserve and increased transportation costs.

Selling, general and administrative expenses increased $8.0 million or 6.4% to $132.2 million in fiscal 2007 compared to $124.2 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses were 27.8% in fiscal 2007 and 28.7% in fiscal 2006. The decrease in selling, general and administrative expenses as a percentage of net sales was due in part to an increase in vendor participation in CO-OP advertising, offset by increased payroll, increase in expenses related to stock options, increase in credit card fees, increase in advertising, professional services and software maintenance fees associated with rollout of IT initiative and increase in utilities and new store rents.

Depreciation and amortization expense increased $860 or 14.5% to $6.8 million in fiscal 2007 compared to $5.9 million in fiscal 2006. The increase in depreciation and amortization expense was attributable to a full year’s depreciation on capitalized software which was purchased in the fourth quarter of fiscal 2006.

Income from continuing operations increased $3.7 million, or 48.1%, to $11.4 million in fiscal 2007 compared to $7.7 million in fiscal 2006. Income from continuing operations as a percentage of net sales was 2.4% in fiscal 2007 compared to 1.8% in fiscal 2006. The increase in gross margin, as described above, had the largest impact on the increased income from continuing operations.

Interest expense increased $1.4 million or 107.7%, to $2.7 million in fiscal 2007 compared to $1.3 million in fiscal 2006. The increase in interest expense was attributable to increased borrowings by the Company during fiscal 2007 compared to fiscal 2006. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

Income taxes on continuing operations were $3.0 million in fiscal 2007 compared to $1.8 million in fiscal 2006. The Company's effective tax rate was 35.1% in fiscal 2007 and 27.4% in fiscal 2006. The effective tax rate is higher due to permanent tax differences relating to stock compensation expense and reversal of over-accrual of approximately $371 during the fourth quarter of 2006.

Income from discontinued operations, net of income taxes was $70 in fiscal 2007, compared to a loss of $2.7 million in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Fiscal 2006 included a number of one-time costs and markdowns associated with the implementation of programs focused on improving long-term performance. The Company has outlined a number of initiatives that address the poor performance of each of the key performance measures, with the goal of improving performance in each area over the long term.

Net sales for fiscal 2006 increased $25.9 million or 6.4% to $433.3 million compared to $407.4 million for fiscal 2005. During fiscal 2006, the Company opened seven ALCO and one Duckwall stores. Ten ALCO and thirteen Duckwall stores were closed, resulting in a year end total of 251 stores. Net sales for all stores open the full year in both fiscal 2006 and 2005 (same stores), increased by $12.6 million or 3.1% in fiscal 2006 compared to fiscal 2005. During the second quarter of fiscal 2006, the Company began a process of eliminating seasonal carryover and distressed inventory. Markdowns that were taken to eliminate this inventory were completed in the third quarter, and affected gross margin as discussed below. A number of factors contributed to the same store sales growth, including liquidation of distressed inventory discussed above, as well as expanded store operating hours, better in-stock position and new product offerings.

Gross margin for fiscal 2006 increased $2.6 million, or 2.0%, to $137.8 million compared to $135.2 million in fiscal 2005. As a percentage of net sales, gross margin decreased to 31.8% in fiscal 2006 compared to 33.2% in fiscal 2005. This decrease in the gross margin percentage was attributable to higher markdowns resulting from the Company’s efforts to reduce its seasonal inventory carryover. The impact of the additional markdowns was $6.6 million at cost, which reduced the gross margin percentage by 1.5%. Other factors affecting margin included higher transportation costs, offset in part by an improved mix of sales and higher markup on purchases.

Selling, general and administrative expenses increased $3.0 million or 2.5% to $124.2 million in fiscal 2006 compared to $121.2 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 28.7% in fiscal 2006 and 29.7% in fiscal 2005. Non-comparable stores accounted for $3.9 million of this increase. Other SG&A expense categories were subject to inflationary pressures, but those increases were offset by the Company’s cost containment initiatives.

Depreciation and amortization expense decreased $468 or 7.3 % to $5.9 million in fiscal 2006 compared to $6.4 million in fiscal 2005. The decrease in depreciation and amortization expense was attributable to store fixtures and equipment becoming fully depreciated in the current fiscal year on a large number of ALCO stores that were opened in fiscal years 1997 and 1998.

Income from continuing operations increased $69, or 0.9%, to $7.7 million in fiscal 2006 compared to $7.6 million in fiscal 2005. Income from continuing operations as a percentage of net sales was 1.8% in fiscal 2006 compared to 1.9% in fiscal 2005. The reduction in gross margin as described above had the largest impact on the reduced income from continuing operations.

Interest expense increased $43, or 3.5%, to $1.3 million in fiscal 2006 compared to $1.2 million in fiscal 2005. The increase in interest expense was attributable to increased borrowings by the Company during fiscal 2006 compared to fiscal 2005. Interest expense may increase if interest rates continue to rise or if the Company expands its borrowing to fund capital expenditures or other programs.

Income taxes on continuing operations were $1.8 million in fiscal 2006 compared to $2.2 million in fiscal 2005. The Company's effective tax rate was 27.4% in fiscal 2006 and 34.3% in fiscal 2005. The rate was lower in fiscal 2006 because, during the fourth quarter of fiscal 2006, the Company, based on current information, analyzed its income tax liability account and determined that it was over-accrued with respect to certain matters arising in prior years. The Company reversed such over-accrual of $371 during fiscal 2006.

Loss from discontinued operations, net of income taxes was $2.7 million in fiscal 2006, compared to a loss of $270 in fiscal 2005.

SG&A Detail; Certain Financial Matters

The Company has included EBITDA, a non-GAAP performance measure, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information as a means of comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes this measure in internal evaluation; review of performance and to compare the Company’s financial measure to that of its peers. EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include non-cash items. As a result, it may not reflect important aspects of the results of the Company’s operations.
	For the Year Ended
SG&A Expenses Breakout	January 28, 2007	January 29, 2006
General Office	$17,869	16,668
Distribution Center	8,742	8,319
SPD Truck Lines	-	1,128
401K/Profit Sharing	478	-
Asset Impairment	130	-
Comparable Stores SG&A	101,481	96,870
Non Comp Stores SG&A #	2,644	1,223
Stock Option Expense	821	-
Final SG&A	$132,165	124,208

Return on Average Equity (ROE)****	5.48%	1.80%

Net Sales	$475,255	$433,319
SG&A as % of Sales	27.81%	28.66%

SG&A per average selling square foot	$32.12	$31.14

EBITDA**	$19,026	$13,623
EBITDA per average selling square foot***	$4.62	$3.42

Sales per average selling square feet*
ALCO	$118.45	$111.15
Duckwall	$85.15	$82.84
Total	$115.49	$108.64

Average Selling Square Feet*	$4,115	3,989
Average Square Feet % Change	3.1%	3.3%

Total Stores Operating beginning of Period	251	266
Total Stores Operating end of Period	256	251

Supplemental Data:
Same Store Sales Change	6.0%	3.1%
Total customer count change	1.9%	2.3%
Average sale per ticket change	7.6%	3.8%

Average annualized New Store Sale
performance on prototype Stores	$2,357
Incremental expenses related to IT initiative	$749

* Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
** EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.
*** EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
**** Return on average equity (ROE) is calculated as Net Earnings divided by average stockholders' equity.
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2
# Non Comp Stores are those stores opened in Fiscal 2006 & Fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

General Office expenses for fiscal 2007 increased $1,201, or 7.2%. The majority of the increase was related to professional fees related to Sarbanes-Oxley, stock options expense and incremental IT expenses.

Distribution center expenses increased $423, or 5.1%.

SPD Truck Line expenses did not exist in fiscal 2007 and were replaced with contract transportation expenses which are capitalized into inventory and included in cost of goods sold.

Comparable store SG&A expenses increased $4,611, or 4.8%. Utilities, credit card fees, and advertising accounted for the majority of this increase.

Non Comparable Stores SG&A expenses increased $1,421. The Company opened seven new stores during the year.

Reconciliation and Explanation of Non-GAAP Financial Measures
The following table shows the reconciliation of EBITDA and EBITDA per selling square foot to the earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:
	2007	2006

Earnings from continuing operations	$5,634	4,657
Plus interest	2,730	1,272
Plus taxes	3,046	1,754
Plus depreciation and amortization	6,795	5,940
Plus stock option expense	821	-
=EBITDA	$19,026	13,623

Earnings from continuing operations per square foot	$1.37	1.17
Plus interest per square foot	0.66	0.32
Plus taxes per square foot	0.74	0.44
Plus depreciation and amortization per square foot	1.65	1.49
Plus stock option expense per square foot	0.20	-
=EBITDA per selling square foot	$4.62	3.42

Seasonality and Quarterly Results

The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(2)

Fiscal 2007
Net sales	$108.8	120.3	110.1	136.1
Gross margin	32.4	36.1	34.3	47.5
Earnings from continuing operations	0.3	1.4	(0.5)	4.2
Net Earnings (loss)	0.5	1.4	(0.6)	4.4

Fiscal 2006
Net sales	$98.0	108.3	100.7	126.7
Gross margin	30.4	32.6	32.5	42.3
Earnings from continuing operations	(1.2)	0.7	(0.1)	5.1
Net Earnings (loss)	(2.7)	(0.3)	(0.1)	5.2

(1)
In fiscal 2007, an increase in shrinkage of $795 in the fourth quarter negatively impacted gross margin. A LIFO, lower or cost or market adjustment of $795 positively impacted gross margin. A shrinkage reserve of $300 negatively impacted gross margin.

(2)
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

Liquidity and Capital Resources

At the end of fiscal 2007, working capital (defined as current assets less current liabilities) was $106.4 million compared to $90.6 million at the end of fiscal 2006 and $95.4 million at the end of fiscal 2005.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing and lease financing. In fiscal 2007 the Company completed a sale-leaseback of a number of its owned stores. The proceeds from this transaction amounted to $12.6 million. No sale-leaseback transactions were completed in fiscal 2006. In fiscal 2005 the Company received proceeds from sale-leaseback transactions of $1.7 million.

Cash (used in) provided by operating activities aggregated ($4.0) million, $12.0 million, and $5.5 million, in fiscal 2007, 2006 and 2005, respectively. The decrease in cash provided in fiscal 2007 relative to fiscal 2006 and fiscal 2005 resulted primarily from an increase in merchandise inventory. In addition to the seven new locations, the Company maintained a strategic program to remain in stock at all times.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $70 million of financing in the form of notes payable and letters of credit. The loan agreement expires in April 2010. The revolving loan note payable and letter of credit balance at January 28, 2007 was $24.4 million, resulting in an available line of credit at that date of $45.6 million. Loan advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $42.5 million. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

In fiscal 2007, the Company had net cash borrowings of $4.0 million on its revolving credit facility, made cash payments of $2.1 million to reduce its capital lease obligations, and repurchased $2.0 million of Company stock. The Company received $113 in proceeds from the exercise of outstanding stock options. In fiscal 2006, the Company had net cash borrowings on its revolving credit facility of $13.0 million and made cash payments of $1.1 million to reduce its long-term debt and capital lease obligations, and repurchased $13.0 million of Company stock. The Company received $423 in proceeds from the exercise of outstanding stock options. In fiscal 2005, the Company made net cash payments on its revolving credit facility of $935 and made cash payments of $1.3 million to reduce its long-term debt and capital lease obligations, and repurchased $80 of Company stock. The Company received $1.3 million in proceeds from the exercise of outstanding stock options. The Company executed operating leases for 15 additional stores during the three year period ending in fiscal 2007. The Company’s long-range plan assumes growth in the number of stores and, in accordance with this plan, seven new ALCO stores were opened in fiscal 2007, seven new ALCO and one new Duckwall stores were opened in fiscal 2006 and approximately 25 new ALCO stores are expected to be opened in fiscal 2008. The Company believes that with the $70 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

Cash used for acquisition of property and equipment in fiscal 2007, 2006 and 2005 totaled $7.6 million, $11.1 million, and $6.5 million, respectively. A sale-leaseback transaction of several store buildings was completed in fiscal 2007 in the amount of $12.6 million and $1.6 from the sale of other assets. In fiscal 2005, the company owned surplus land was sold for $315 and the Company completed a sale-leaseback transaction for $1.7 million. Anticipated cash payments for acquisition of property and equipment in fiscal 2008, principally for fixtures and equipment, are $13.0 million. The net cash provided by investing activities was $6.5 million in fiscal 2007. The net cash used in investing activities in fiscal 2006 and 2005 was $11.1 million and $4.6 million, respectively.

On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock, of which 3,337 shares have been repurchased at an average cost of $30.46. As of January 28, 2007, 196,663 shares remain available to be repurchased.

The following table summarizes the Company’s significant contractual obligations payable as of January 28, 2007 (in thousands):

	Payments due by Period
		Less than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 year	years	years	5 years

Revolving Loan Credit Facility (1)	$21,077	-	21,077	-	-
Capital Lease Obligations	10,943	3,012	4,639	2,522	770
Operating Leases	65,797	12,590	19,726	11,064	22,417
Transportation Contract	247	247	-	-	-
Contingent Rentals	13,247	1,561	3,246	3,376	5,064

Total contractual cash obligations	111,311	17,410	48,688	16,962	28,251

(1)
The principal amount of the Company’s Revolving Loan Credit Facility is shown in its contractual obligations table as the amount being paid during the year that the current agreement on the credit facility expires. Interest related to the Revolving Loan Credit Facility is dependent on the level of borrowing and variable interest rates as more fully described in Note 3 to the consolidated financial statements and is not shown in this table.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 25 ALCO stores in fiscal 2008. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the availability of acceptable communities for store locations, the Company’s ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to continue to successfully identify and obtain new store sites or that once obtained, the new stores will achieve satisfactory sales or profitability.

New Accounting Standard

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)", which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. The Company has historically presented sales taxes in the income statement on a net basis and the adoption of  EITF 06-3 had no impact.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements, and requires certain disclosures of uncertain tax matters. FIN 48 is effective at the beginning of fiscal 2008. We have not finalized evaluating the impact of the adoption of FIN 48 on our results of operations and financial position, but we estimate the effect will not be material to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The Company adopted SAB 108 during the fourth quarter of 2007. Upon adoption of SAB 108, we recorded a one-time cumulative effect adjustment to beginning-of-year retained earnings of $2.7 million. See Note 13 for the Consolidated Financial Statements for additional information on the adoption of SAB 108.

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

The Company’s borrowing arrangement contains no limitation on the change in the variable interest rate paid by the Company. Based on the Company’s average borrowing outstanding during the year of approximately $23,636, a 1% change either up or down in the LIBOR rate would have changed the Company’s interest expense by approximately $236.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Page

Report of Independent Registered Public Accounting Firm……………………..	20

Financial Statements:
Consolidated Balance Sheets --
January 28, 2007 and January 29, 2006………………………………..	21

Consolidated Statements of Operations --
Fiscal Years Ended January 28, 2007,
January 29, 2006 and January 30, 2005……………………………….	23

Consolidated Statements of Stockholders'
Equity -- Fiscal years Ended January 28, 2007,
January 29, 2006 and January 30, 2005……………………..………..	24

Consolidated Statements of Cash Flows --
Fiscal years Ended January 28, 2007,
January 29, 2006 and January 30, 2005………………………………..	25

Notes to Consolidated Financial Statements……………………………………..	26

Financial Statement Schedules:

No financial statement schedules are included as they are
not applicable to the Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) as of January 28, 2007 and January 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO Stores, Inc. and subsidiaries as of January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 9, and 13 to the consolidated financial statements, effective January 30, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duckwall-ALCO Stores, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 19, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
April 19, 2007

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets

	January 28,	January 29,
	2007	2006

Current assets:
Cash and cash equivalents	$2,983	472
Receivables	3,059	2,874
Inventories	151,406	135,077
Prepaid expenses	1,561	2,621
Property held for sale	-	585
Deferred income taxes	3,037	-

Total current assets	162,046	141,629

Property and equipment, at cost:
Land and Land improvements	1,719	2,559
Buildings and building improvements	12,023	17,822
Furniture, fixtures and equipment	56,703	52,406
Transportation equipment	1,491	1,370
Leasehold Improvements	15,410	13,897
Construction work in progress	138	4,561
Total property and equipment	87,484	92,615

Less accumulated depreciation	64,451	63,591

Net property and equipment	23,033	29,024

Property under capital leases	24,571	23,228
Less accumulated amortization	17,618	16,367

Net property under capital leases	6,953	6,861

Other non-current assets	44	55
Deferred income taxes	3,344	1,353

Total assets	$195,420	178,922

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Liabilities and Stockholders' Equity

	January 28,	January 29,
	2007	2006

Current liabilities:
Current maturities of capital lease obligations	$2,128	1,879
Accounts payable	35,263	28,300
Income taxes payable	1,915	1,163
Accrued salaries and commissions	4,180	6,001
Accrued taxes other than income	4,242	4,743
Self-insurance claim reserves	4,322	3,915
Stock purchase payable	-	1,910
Other current liabilities	3,634	2,998
Deferred income taxes	-	86

Total current liabilities	55,684	50,995

Notes payable under revolving loan	21,077	17,062
Capital lease obligations - less current maturities	6,783	7,299
Deferred gain on leases	5,372	1,132
Other noncurrent liabilities	444	286

Total liabilities	89,360	76,775

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
3,794,303 shares and 3,786,953 shares respectively	1	1
Additional paid-in capital	37,315	36,411
Retained earnings	68,744	65,735
Total stockholders' equity	106,060	102,147

Total liabilities and stockholders' equity	$195,420	178,922

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
Fiscal Years ended January 28, 2007; January 29, 2006 and January 30, 2005
(Dollars in thousands, except per share amounts)
	2007	2006	2005
Net sales	$475,255	433,319	407,420
Cost of sales	324,885	295,488	272,245
Gross margin	150,370	137,831	135,175

Selling, general and administrative	132,165	124,208	121,154
Depreciation and amortization	6,795	5,940	6,407
Total operating expenses	138,960	130,148	127,561
Income from continuing operations	11,410	7,683	7,614

Interest expense	2,730	1,272	1,230

Earnings from continuing operations before income taxes and discontinued operations	8,680	6,411	6,384

Income tax expense	3,046	1,754	2,192

Earnings from continuing operations before	5,634	4,657	4,192
discontinuing operations

Income (loss) from discontinued operations, net of income
tax expense (benefit) of $42, ($1,470) and ($188) in
2007, 2006 and 2005, respectively	70	(2,708)	(269)

Net earnings	5,704	1,949	3,923

Earnings (loss) per share:
Basic:
Earnings before discontinued operations	1.49	1.14	0.95
Discontinued operations	0.01	(0.66)	(0.06)

Net earnings	1.50	0.48	0.89

Earnings (loss) per share:
Diluted:
Earnings before discontinued operations	1.48	1.13	0.94
Discontinued operations	0.01	(0.66)	(0.06)

Net earnings	$1.49	0.47	0.88

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
Fiscal Years ended January 28, 2007; January 29, 2006 and January 30, 2005
(Dollars in thousands, except per share amounts)

	Common
	stock		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	earnings	equity

Balance, February 1, 2004	4,299,816	$1	49,329	59,863	109,193

Net earnings for the year ended
January 30, 2005	-	-	-	3,923	3,923

Repurchase and retirement of common shares	(5,000)	-	(80)	-	(80)

Income tax benefit related to exercise of
stock options	-	-	375	-	375

Options exercised to purchase shares	180,263	-	1,265	-	1,265

Balance, January 30, 2005	4,475,079	1	50,889	63,786	114,676

Net earnings for the year ended
January 29, 2006	-	-	-	1,949	1,949

Repurchase and retirement of common shares	(729,861)	-	(14,985)	-	(14,985)

Income tax benefit related to exercise of
stock options	-	-	84	-	84

Options exercised to purchase shares	41,735	-	423	-	423

Balance, January 29, 2006	3,786,953	1	36,411	65,735	102,147

Net earnings for the year ended
January 28, 2007	-	-	-	5,704	5,704

Cumulative change for accounting for inventory	-	-	-	(2,695)	(2,695)

Repurchase and retirement of common shares	(3,337)	-	(102)	-	(102)

Income tax benefit related to exercise of
stock options	-	-	51	-	51

Stock compensation expense	-	-	821	-	821

Options exercised to purchase shares	10,687	-	134	-	134

Balance, January 28, 2007	3,794,303	$1	37,315	68,744	106,060

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Fiscal Years ended January 28, 2007, January 29, 2006 and January 30, 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$5,704	1,949	3,923
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,801	6,006	6,804
Amortization of debt financing costs	11	95	75
Amortization of deferred gain on sale-leasebacks	(270)	(94)	(94)
(Loss) gain on sale of assets	(307)	629	572
Stock compensation expense	821	-	-
Tax benefit of stock options exercised	36	-	-
Increase in receivables	(325)	(291)	(457)
Decrease (increase) in prepaid expenses	1,060	301	(456)
Decrease (increase) in inventories	(20,673)	(5,591)	2,175
Increase (decrease) in accounts payable	6,963	6,066	(5,565)
Increase (decrease) in income taxes payable	752	896	(1,218)
Increase (decrease) in accrued salaries and commissions	(1,821)	1,273	(747)
Increase (decrease) in accrued taxes other than income	(501)	376	(129)
Increase in self-insured claims reserves	567	550	2,211
Decrease in deferred revenue	-	-	(419)
Change in deferred income taxes	(3,465)	(831)	(1,071)
Increase (decrease) in other assets and liabilities	632	633	(78)
Net cash (used in) provided by operating activities	(4,015)	11,967	5,526
Cash flows from investing activities:
Proceeds from sale-leasebacks	12,563	-	1,700
Proceeds from the sale of assets	1,563	50	277
Acquisition of:
Buildings and building components	(15)	(4,971)	(346)
Fixtures, equipment and leasehold improvements	(7,612)	(6,150)	(6,199)
Net cash provided by (used in) in investing activities	6,499	(11,071)	(4,568)
Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	4,015	13,039	(935)
Refinancing costs on revolving loan	-	(61)	-
Proceeds from exercise of outstanding stock options	113	423	1,265
Excess tax benefit on stock options exercised	36	-	-
Repurchase of stock	(2,012)	(13,075)	(80)
Principal payments on long-term debt	-	-	(533)
Principal payments under capital lease obligations	(2,125)	(1,101)	(803)
Net cash provided by (used in) financing activities	27	(775)	(1,086)

Net increase (decrease) in cash and cash equivalents	2,511	121	(128)
Cash and cash equivalents at beginning of year	472	351	479

Cash and cash equivalents at end of year	$2,983	472	351

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	-	84	375
Assets acquired under capital lease	1,858	5,697	-

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 28, 2007, January 29, 2006 and January 30, 2005
(Dollars in thousand, except for per share amounts)

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

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2007, 2006, and 2005 each consist of 52 weeks.

(d)	Inventories

Store inventories are stated at the lower of cost or net realizable value as estimated by the retail inventory method. Warehouse inventories are stated at the lower of cost or net realizable value. The Company determines lower of cost or net realizable value on an individual pool basis.  The Company utilizes the last-in, first-out (LIFO) method of determining cost of store and warehouse inventories on-hand. In-transit inventories are recorded at cost on a first-in, first-out (FIFO) basis. The Company considers payments from vendors (i.e. vendor rebates and incentives) to be reductions in the cost of inventory unless the payments are for specific, incremental, identifiable costs incurred to sell the vendor’s products or services, in which case they are treated as a reduction of the related costs.

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

Buildings	25 years
Building improvements	10 years
Coolers and freezers	15 years
Software	3 - 5 years
Furniture, fixtures and equipment	3 - 8 years
Transportation equipment	3 - 5 years
Leasehold improvements	2 - 10 years

Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred.

The Company has sold and leased back certain stores (land and buildings) and the resulting leases qualify and are accounted for as operating leases.  The Company does not have any retained or contingent interests in the stores, nor does the Company provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leasebacks. The net proceeds from the sale-leaseback transactions amounted to approximately $12,563, $0, and $1,660 for fiscal 2007, 2006, and 2005, respectively. If a gain results from the sale-leaseback transaction, such gains are deferred and are being amortized over the term of the related leases (15 - 20 years).

(f)	Operating Leases

The Company accounts for operating leases over the initial lease term without regard to available renewal options. The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term. Total rent expense is recognized on a straight-line basis over that term.

(g)	Insurance

The Company carries significant deductibles for its worker’s compensation, general liability, and medical insurance. Due to the fact that it takes more than one year to determine the actual costs under these plans, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.

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

Sales are recorded in the period of sale. The Company excludes sales taxes from revenue. The Company has established sales returns allowance based on the historical returns pattern experienced by the Company.

(j)	Net Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 8.

(k)	Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds. During fiscal 2007, 2006, and 2005, the following amounts were paid for interest and income taxes:

	2007	2006	2005
Interest, excluding interest on
capital lease obligations and
amortization of debt financing
costs (net of capitalized
Interest of $0 in fiscal 2007, $54
in fiscal 2006, and $16 in fiscal 2005)	$1,713	774	648
Income taxes	5,738	584	3,991

The Company reclassified certain accounts receivable on its Consolidated Balance Sheets, which were previously presented as cash and cash equivalents. The amounts reclassified on the consolidated balance sheet totaled $1,094 and $848 in 2006 and 2005, respectively. The related change in net cash provided by operating activities was ($246) and ($243) in 2006 and 2005, respectively.

(l)	Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

(m)	Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For purposes of determining impairment, the Company groups assets at the store level. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Provisions for asset impairment of $130, $0, $0 in fiscal 2007, 2006 and 2005, respectively, are included in selling, general and administrative expense in the consolidated statements of operations.

(n)	Store Closings and Discontinued Operations

A provision for store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended January 28, 2007; January 29, 2006; and January 30, 2005 is as follows:

	2007	2006	2005
Store closure liability at beginning
of year	$477	107	18
Store closure (income) expense (included in
discontinued operations)	(30)	808	109
Payments	(342)	(438)	(20)
Store closure liability at
end of year	$105	477	107

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically disbursed. The results of operations for stores that have been closed by the Company (one, 23, and seven stores in fiscal years 2007, 2006, and 2005, respectively) have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company does not allocate interest expense to discontinued operations.

(o)	Advertising Costs

The Company expenses advertising costs as incurred. The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Net advertising expenses of $3,893, $6,130 and $5,594 in the fiscal years 2007, 2006, and 2005, respectively, are included in selling, general and administrative expenses.

(p)	Stock-based Compensation

Prior to January 30, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). As stock options were granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in operations prior to adopting Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)").

Effective January 30, 2006, the Company adopted SFAS 123(R) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. The Company has elected to amortize the compensation expense on a straight-line basis over the requisite service period.

The following table illustrates the effect on net income and earnings per share as if the Company applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock plans in all periods presented prior to the adoption of FAS 123(R). The periods represented are fiscal 2006 and fiscal 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model for all option grants:

	2006	2005
Net earnings as reported	$1,949	3,923

Pro forma stock-based employee compensation cost, net of tax	(250)	(29)
Pro forma net earnings	1,699	3,894

Earnings per share as reported:
Basic	0.48	0.89
Diluted	0.47	0.88

Earnings per share, pro forma:
Basic	0.42	0.89
Diluted	$0.41	0.87

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures as they occurred.

(q)	Fair Value of Financial Instruments

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

(r)	Staff Accounting Bulletin 108 (SAB 108)

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The Company adopted SAB 108 during the fourth quarter of 2007. Upon adoption of SAB 108, we recorded a one-time cumulative effect adjustment to beginning-of-year retained earnings of $2.7 million. See Note 12 for the Consolidated Financial Statements for additional information on the adoption of SAB 108.

(s)	Future Accounting Pronouncements

           In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements, and requires certain disclosures of uncertain tax matters. FIN 48 is effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of FIN 48 on our results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

2.	Inventories

Inventories at January 28, 2007 and January 29, 2006 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at January 28, 2007 and January 29, 2006 are summarized as follows:

	2007	2006

FIFO cost	$155,153	135,672
Less LIFO and markdown reserves	(3,747)	(595)
LIFO Cost	$151,406	135,077

3.	Credit Arrangements, Notes Payable, and Long-term Debt

The Company has a loan agreement that provides a revolving loan credit facility of up to $70,000 of long-term financing which expires April 15, 2010. The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). The amount advanced is generally limited to 70% of eligible inventory, as defined. Advances are secured by a security interest in the Company’s inventory. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, acquisitions of assets, and payment of dividends.

Notes payable outstanding at January 28, 2007 and January 29, 2006 under the revolving loan credit facility aggregated $21,077 and $17,062, respectively. The lender had also issued letters of credit aggregating $3,346 and $3,978, respectively, at such dates on behalf of the Company. The interest rates on outstanding borrowings at January 28, 2007 were 6.41%. The Company had additional borrowings available at January 28, 2007 under the revolving loan credit facility amounting to $45,577.

Interest expense on notes payable and long-term debt in fiscal 2007, 2006, and 2005 aggregated $1,713, $644, and $522, respectively.

4.	Employee Benefits

On February 1, 2006, the Company amended its Profit Sharing Plan to include a 401(k) component. The Company matches the employee’s contribution to half of the first 4% contributed by the employee. Contributions by the Company vest with the participants over a seven-year period. Expense arising for Company matches for fiscal 2007 amounted to $478.

For fiscal 2006 and before, the Company had a trusteed Profit Sharing Plan (the Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from profit sharing for fiscal 2007, 2006 and 2005 amounted to $0, $0 and $420, respectively.

5.	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 28, 2007 and January 29, 2006 are as follows:

	2007	2006
Buildings	$14,375	14,890
Fixtures	3,338	3,338
Software	6,858	5,000
	24,571	23,228
Less accumulated amortization	17,618	16,367
Net property under capital leases	$6,953	6,861

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of January 28, 2007 are as follows:

	Capital	Operating
	leases	leases
Fiscal year:
2008	$3,012	12,590
2009	2,376	10,778
2010	2,263	8,948
2011	1,930	6,519
2012	592	4,545
Later years	769	22,417
Total minimum lease payments	10,942	$65,797
Less amount representing interest	2,031
Present value of net minimum lease payments	8,911
Less current maturities	2,128
Capital lease obligations, less current maturities	$6,783

Minimum payments have not been reduced by minimum sublease rentals of $20 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $120, $100 and $88 for fiscal 2007, 2006 and 2005, respectively.

The Company entered into a software lease and a flexible lease financing proposal regarding the lease of POS hardware with General Electric Capital Corporation (“GECC”) on December 1, 2005 and December 5, 2005, respectively. The software lease, which is a capital lease, began on January 1, 2006 and has a term of five years. The hardware lease, which is an operating lease, began on September 30, 2006, and has a term of four years. The Company leased an additional $1,858 during fiscal 2007 under this capital lease.

The interest on capital lease obligations in fiscal 2007, 2006 and 2005 aggregated $381, $544 and $583, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Minimum rentals	$12,261	10,768	10,973
Contingent rentals	1,501	1,120	967
Less sublease rentals	(51)	(53)	(58)
	$13,711	11,835	11,882

6.	Income Taxes

The Company’s income tax expense consists of the following:

	2007	2006	2005
Income tax expense allocated
to continuing operations	$3,046	1,754	2,192
Income tax expense (benefit) allocated
to discontinued operations	42	(1,470)	(188)
Total income tax expense	$3,088	284	2,004

Income tax expense (benefit) attributable to continuing operations for fiscal 2007, 2006, and 2005 consists of:
	Current	Deferred	Total
2007:
Federal	$5,638	(2,889)	2,749
State	873	(576)	297
	6,511	(3,465)	3,046
2006:
Federal	2,144	(626)	1,518
State	441	(205)	236
	2,585	(831)	1,754
2005:
Federal	2,882	(898)	1,984
State	381	(173)	208
	$3,263	(1,071)	2,192

Income tax expense attributable to continuing operations was $3,046, $1,754, and $2,192 for fiscal 2007, 2006, and 2005, respectively, and differs from the amounts computed by applying the Federal income tax rate of 35% in 2007, 2006, and 2005 as a result of the following:

	2007	2006	2005
Computed “expected” tax expense	$3,038	2,244	2,235
State income taxes, net of the Federal
income tax benefit	195	215	135
Adjustment for prior period taxes	(36)	(371)	-
Other, net	(151)	(334)	(178)
	$3,046	1,754	2,192

The Company analyzes its income tax liability account based on current information. As a result of this analysis, the Company determined that it was overaccrued with respect to certain matters arising in prior years. The Company reversed this overaccrual of approximately $371 in the fourth quarter of fiscal 2006.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 28, 2007 and January 29, 2006 are presented below:

	2007	2006
Deferred tax assets:
Capital leases	$449	645
Other liabilities	803	948
Insurance reserves	1,640	1,486
Vacation and sick pay accrual	862	869
Property and equipment, due to differences in depreciation	434	133
Inventory	419	-
Deferred gain property and equipment	2,042	412
State net operating loss carryforwards	78	179
	6,727	4,672
Less valuation allowance	-	(122)
Total deferred tax assets	6,727	4,550
Deferred tax liabilities:
Inventory	-	3,012
Other assets	346	271
Total deferred tax liabilities	346	3,283
Net deferred tax asset	$6,381	1,267

At January 28, 2007, the Company has net operating loss carryforwards for state income tax purposes aggregating $870, which are available to offset future state taxable income in those states. These net operating losses begin expiring in fiscal 2020. At January 29, 2006 the Company had a valuation allowance against the net operating losses. Due to the history of earnings and projected future results the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets. As such, at January 28, 2007 there is no valuation allowance on the net operating losses.

The Company is not currently under exam by the Internal Revenue Service. Fiscal year February 2, 2003 was the most recent year examined by the Internal Revenue Service. The federal statute of limitations is open for fiscal years 2004 through 2007.

7.	Stockholders’ Equity

On March 23, 2006, the Board of Directors approved a plan authorizing the repurchase 200,000 shares of the Company’s common stock, of which 3,337 shares have been repurchased at an average cost of $30.46. As of January 28, 2007, 196,663 shares remain available to be repurchased.

8.	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2007	2006	2005
Weighted average shares outstanding
(basic)	3,792,202	4,083,798	4,391,538
Effect of dilutive options to purchase
common stock	36,726	34,124	72,878
As adjusted for diluted
calculation	3,828,928	4,117,922	4,464,416

9.	Share-Based Compensation

In fiscal 2007, compensation expense (a component of selling and general and administrative expenses) in the amount of $821 related to the Company's stock plans. This share-based compensation expense lowered pre-tax earnings by $821, lowered net income by $536, and lowered basic and diluted earnings per share by $0.14. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity in the statement of cash flows as required prior to SFAS 123(R). The change resulted in $36 being shown as a cash flow from financing activities rather than operating activities. The Company issues these grants from the unissued shares authorized.

Under the Company's 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option. At January 28, 2007, the Company had 130,000 shares authorized for future option grants.

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 120,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. All options under the plan shall be non-qualified stock options. There are no shares remaining to be issued under this plan. The Company issued these grants from the unissued shares authorized, which the Company registered during the fourth quarter of Fiscal 2007.

The Company previously issued options under the 1993 Incentive Stock Option Plan. This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules. There are no shares remaining to be issued under this plan. As of January 28, 2007, 11,951 options were outstanding under this plan.

The fair value of each option is recorded as compensation expense recorded a straight-line basis beginning with the grant date for the award over the requisite service. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value. No options were issued in fiscal 2005. The weighted average for key assumptions used in determining the fair value of options granted in the fifty-two weeks ended January 28, 2007 and January 29, 2006 and a summary of the methodology applied to develop each assumption are as follows:

	January 28,	January 29,
	2007	2006
Expected price volatility	37.40%	38.40%
Risk-free interest rate	5.00%	4.00%
Weighted average expected lives in years	3.8	5
Dividend yield	0.00%	0.00%

EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates monthly market value changes from the date of grant over a past period to determine volatility. An increase in the expected volatility will increase compensation expense.

RISK-FREE INTEREST RATE -- This is the U.S. Treasury rate for the date of the grant over the expected term. An increase in the risk-free interest rate will increase compensation expense.

EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on management’s expectations in relation to the holders of the options. Options granted have a maximum term of five years. An increase in the expected life will increase compensation expense.

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding January 29, 2006	133,238	$17.37
Granted	392,000	30.35
Exercised	(10,687)	12.50
Forfeited/Expired	(12,600)	29.90
Outstanding January 28, 2007	501,951	$26.13	4.0	$4,500

Expected to vest at January 28, 2007	492,951	$27.30	4.0	$4,452

Exercisable at January 28, 2007	39,451	$16.61	2.3	$772

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on January 28, 2007 and the option exercise price, multiplied by the number of in-the-money options as of January 28, 2007. As of January 28, 2007, total unrecognized compensation expense related to non-vested stock options is $3.5 million with a weighted average expense recognition period of 3.6 years.

A summary of the status of the Company’s nonvested shares as of January 28, 2007 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested at January 29, 2006	118,920	$7.20
Granted	392,000	10.59
Vested	(36,332)	6.84
Forfeited	(12,088)	10.16
Nonvested at January 28, 2007	462,500	$10.02

Other information relative to option activity during the fifty-two weeks ended January 28, 2007 and January 29, 2006 is as follows:

	January 28,	January 29,
	2007	2006
Weighted average grant date fair value of stock options granted (per share)	$10.59	7.36
Total fair value of stock options vested	249	54
Total intrinsic value of stock options exercised	184	458

10.	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(2)
Fiscal 2007
Net Sales	$108,763	120,252	110,109	136,131
Gross Margin	32,466	36,113	34,285	47,506
Earnings from continuing operations	329	1,436	(558)	4,427
Net Earnings (loss)	540	1,417	(646)	4,393
Net Earnings (loss) per share (3):
Basic	0.14	0.37	(0.17)	1.16
Diluted	0.14	0.37	(0.17)	1.14

Fiscal 2006
Net Sales	$97,586	108,282	100,741	126,710
Gross Margin	30,396	32,562	32,541	42,332
Earnings from continuing operations	(1,157)	727	(51)	5,138
Net Earnings (loss)	(2,730)	(294)	(187)	5,160
Net Earnings (loss) per share (3):
Basic	(0.62)	(0.07)	(0.05)	1.34
Diluted	(0.62)	(0.07)	(0.05)	1.33

(1)
In fiscal 2007, an increase in shrinkage of $795 in the fourth quarter negatively impacted gross margin. A LIFO, lower or cost or market adjustment of $795 positively impacted gross margin. A shrinkage reserve of $300 negatively impacted gross margin.

(2)
In fiscal 2006, the reduction in shrinkage related to a warehouse inventory adjustment contributed $1.3 million to the gross margin. A reversal of an over-accrual of income taxes of $371 positively impacted net earnings.

(3)
Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2007 and fiscal 2006 does not equal the total computed for the year.

11.	Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $699, $680 and $673, in fiscal 2007, 2006 and 2005, respectively. All of these lease agreements were initiated prior to fiscal 2005 and have not been modified.

During fiscal 2007, 2006 and 2005, the Company paid a consulting firm $0, $0 and $15, respectively, to develop certain retailing initiatives. A board member of the Company has an ownership interest in the consulting firm.

12.	Business Operations

The Company’s business activities include operation of ALCO discount stores and Duckwall variety stores. Even though the Company has two types of stores, it is operating them as a single segment. The Company has changed the reporting of information to the chief decision makers to look at the operation of the Company in total.

The Company has many suppliers with which it conducts business. For fiscal 2007, only one vendor represented more than 5% of the Company merchandise purchases. This supplier is Proctor & Gamble. The loss of this one vendor would not have adverse effects on the ability to obtain like products and overall results of operations.

For 2007 and 2006, the percentage of sales by product category were as follows:
	Percentage of Sales
	2007	2006
Merchandise Category:
Consumables and commodities	30%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	25%
Apparel and accessories	20%	19%
Home furnishings and decor	14%	15%
Other	11%	11%

Total	100%	100%

13.	Staff Accounting Bulletin 108 (SAB 108)

As discussed under New Accounting Standards in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years. In accordance with SAB 108, the Company adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below which had previously been considered immaterial.

Capitalized Cash Discounts:   The Company adjusted its beginning retained earnings for fiscal 2007 related to recording cash discounts taken directly to cost of goods sold rather than being shown as a reduction in inventory. It was determined that the Company had improperly excluded approximately $752 which should have been shown as a reduction in inventory.

LIFO:   The Company adjusted its beginning retained earnings for fiscal 2007 related to a historical difference between the previously established policy of determining lower of cost or market adjustments on the aggregate for all LIFO pools rather than on a pool by pool basis. It was determined that the Company had improperly not recorded a LIFO reserve of $4.2 million.

The cumulative effect of each of the items noted above for fiscal 2007 beginning balances are presented below:

Description	Current	Deferred	Retained
	Assets	Income Taxes	Earnings
Inventory	$(4,344)	-	4,344
Deferred Tax Asset	-	1,649	(1,649)

Total	$(4,344)	1,649	2,695

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of January 28, 2007. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 28, 2007 because of the material weaknesses described in internal control over financial reporting described below in Item 9A(b).

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by management or employees in the course normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2007 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of January 28, 2007.

•
The control environment influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Material weaknesses in the control environment were a contributing factor in the material weaknesses listed below and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected. Specifically, the following material weaknesses were identified in the Company’s control environment as of January 28, 2007:

•	A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

•	An adequate control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

Management’s assessment identified the following additional material weaknesses in the Company’s internal control over financial reporting as of January 28, 2007:

•
The Company did not maintain effective policies and procedures related to accounting for fixed assets to ensure such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for a sufficient review of the reconciliation of the fixed asset system to the general ledger and the application of capitalization policies. As a result of this deficiency, there were errors in fixed assets, accumulated depreciation, and selling, general & administrative expense in the Company’s financial statements and there is more than a remote likelihood that a material misstatement of the annual or interim financial statement would not be prevented or detected.

•
The Company did not maintain effective policies and procedures over payroll processing. Specifically, there was inadequate segregation of duties between the human resources and payroll functions. In addition, the Company’s policies and procedures did not include a reconciliation of employee payroll withholding amounts as reported on the payroll register to the amounts recorded in the general ledger. As a result of these deficiencies, there is more than a remote likelihood that a material misstatement of the annual or interim financial statement would not be prevented or detected.

•
The Company did not maintain effective policies and procedures that require a sufficiently detailed review of the Company’s financial statements prior to their issuance. As a result of this deficiency, there were material errors in classification of deferred income taxes, and cash flows, and omission of required disclosures in the Company’s financial statements.

•
The Company did not maintain effective policies and procedures related to accounting for significant accrued liabilities to ensure such accounting was in accordance with U.S. generally accepted accounting principles on an interim and annual basis. Specifically, the Company’s policies and procedures did not provide for sufficient review of the assumptions used for vendor support and employee bonus accruals at interim financial reporting periods to validate these estimates through comparison to actual activities upon which the estimates are based. As a result of this deficiency, there were errors in accrued liabilities, cost of goods sold, and selling, general & administrative expense and there is more than a remote likelihood that a material misstatement of the annual or interim financial statement would not be prevented or detected.

•
The Company did not maintain effective policies and procedures related to accounting for inventory to ensure such accounting is in accordance with U.S. generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for sufficient analysis of the policies applied to payment discounts, LIFO and lower of cost or net realizable value calculations to ensure that such accounting complies with U.S. generally accepted accounting principles. In addition, the Company’s policies and procedures did not provide for sufficient analysis of the most recently identified inventory shrinkage trends to determine whether the existing estimation techniques should modified. As a result of this deficiency, there were material errors in inventory and cost of goods sold in the Company’s financial statements.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued an audit report on management's assessment of the Company's internal control over financial reporting. Their audit report appears in Item 8.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended January 28, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

To address the material weaknesses described above the Company:

•
in evaluating the overall control environment, the Company recognizes its need in this area.  The Company began a process of evaluating its level of skill in finance, tax and accounting prior to this year.  To assist our staff, in fiscal 2006, the Company engaged an external resource to assist in analyzing and evaluating its internal control structure, including development of additional controls and improvement of existing controls.  The Company began hiring and staffing an internal audit department in the fourth quarter of fiscal 2007.  The Company continues to evaluate the need for training in internal financial control procedures throughout the organization.  This will include the review of the level of skill in finance, tax and accounting to adequately assure proper supervisory review and monitoring activities over certain financial reporting matters and controls.  Emphasis will be made to assure an adequate control consciousness exists throughout the organization.

•
has begun a review and plans to document all policies and procedures relating to the accounting for fixed assets in a Capitalized Asset Policy, which will define controls to ensure compliance to U.S. generally accepted accounting principles and to assure the accuracy of all fixed asset activity.

•
is currently in the process of establishing the appropriate segregation between human resources and payroll. This process is planned to be completed by the second quarter of fiscal 2008. The reconciliation of employee payroll withholding amounts as reported on the payroll register to the amounts recorded in the general ledger is planned to be reviewed by management personnel on a monthly basis. Evaluation and training of personnel responsible for reconciliations to assure proper staffing in these areas have begun and is planned to be completed by the second quarter of fiscal 2008.

•
has initiated the development and implementation of controls over the development and review of the financial statements and continues to refine and document those controls and procedures. The Company is currently evaluating its staffing needs and will make adjustments and additions in personnel as necessary to adequately staff with skilled finance, tax and accounting resources to perform the necessary reviews of financial statements.

•
has developed and is testing procedures to analyze and monitor existing accounting policies for significant accrued liabilities to ensure that those policies are in accordance with U.S. generally accepted accounting principles.

•
has developed and is testing procedures to analyze and monitor the LIFO and lower of cost or net realizable value calculations to ensure that those calculations are in accordance with U.S. generally accepted accounting principles. The Company has also developed and is testing procedures to analyze and monitor the estimates used by management to ensure that those estimates accurately reflect current trends.

.
(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited management's assessment, included in Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Duckwall-ALCO Stores, Inc. (the Company) did not maintain effective internal control over financial reporting as of January 28, 2007, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of internal controls over financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S, generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of January 28, 2007:

•
The control environment influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Material weaknesses in the control environment were a contributing factor in the material weaknesses listed below and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected. Specifically, the following material weaknesses were identified in the Company’s control environment as of January 28, 2007:

•	A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

•	An adequate control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

•
The Company did not maintain effective policies and procedures related to accounting for fixed assets to ensure such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for a sufficient review of the reconciliation of the fixed asset system to the general ledger and the application of capitalization policies. As a result of this deficiency, there were errors in fixed assets, accumulated depreciation, and selling, general & administrative expense in the Company’s financial statements and there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

•
The Company did not maintain effective policies and procedures over payroll processing. Specifically, there was inadequate segregation of duties between the human resources and payroll functions. In addition, the Company’s policies and procedures did not include a reconciliation of employee payroll withholding amounts as reported on the payroll register to the amounts recorded in the general ledger. As a result of these deficiencies, there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

•
The Company did not maintain effective policies and procedures that require a sufficiently detailed review of the Company’s financial statements prior to their issuance. As a result of this deficiency, there were material errors in classification of deferred income taxes, and cash flows, and omission of required disclosures in the Company’s financial statements.

•
The Company did not maintain effective policies and procedures related to accounting for significant accrued liabilities to ensure such accounting was in accordance with U.S. generally accepted accounting principles on an interim and annual basis. Specifically, the Company’s policies and procedures did not provide for sufficient review of the assumptions used for vendor support and employee bonus accruals at interim financial reporting periods to validate these estimates through comparison to actual activities upon which the estimates are based. As a result of this deficiency, there were errors in accrued liabilities, cost of goods sold, and selling, general & administrative expense and there is more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected.

•
The Company did not maintain effective policies and procedures related to accounting for inventory to ensure such accounting is in accordance with U.S. generally accepted accounting principles. Specifically, the Company’s policies and procedures did not provide for sufficient analysis of the policies applied to payment discounts, LIFO and lower of cost or net realizable value calculations to ensure that such accounting complies with U.S. generally accepted accounting principles. In addition, the Company’s policies and procedures did not provide for sufficient analysis of the most recently identified inventory shrinkage trends to determine whether the existing estimation techniques should be modified. As a result of this deficiency, there were material errors in inventory and cost of goods sold in the Company’s financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 28, 2007 and January 29, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 28, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 19, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of January 28, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP
        Omaha, Nebraska
April 19, 2007

ITEM 9B.  OTHER INFORMATION.

None
PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Election of Directors” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 1 of this Form 10-K. The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference. The Registrant's Proxy Statement also contains under the caption “Code of Ethics” certain information required by Item 10 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Compensation Committee Report”, “Audit Committee Report”, and “Company Performance”).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Ownership of Duckwall Common Stock” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2007, contains under the caption “Ratification of Selection of Independent Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements, Financial Statement Schedules, and Exhibits

(1)  Consolidated Financial Statements
The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)  Financial Statement Schedules
No financial statement schedules are included as they are not applicable to the Company.

(3  Exhibits
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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 23, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 23, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 23, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 28, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 23, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 28, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

by /s/ Bruce C. Dale
Bruce C. Dale, President and Chief Executive Officer

Dated: April 23, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Bruce C. Dale	April 23, 2007
Bruce C. Dale
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael S. Marcus	April 23, 2007
Michael S. Marcus
Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ Warren H. Gfeller	April 23, 2007
Warren H. Gfeller
Director

/s/ Dennis A. Mullin	April 23, 2007
Dennis A. Mullin
Director

/s/ Lolan C. Mackey	April 23, 2007
Lolan C. Mackey
Director

/s/ Jeffrey J. Macke	April 23, 2007
Jeffrey J. Macke
Director

/s/ Robert L. Ring	April 23, 2007
Robert L. Ring
Director

/s/ Dennis E. Logue	April 23, 2007
Dennis E. Logue
Director