Form 10-Q
period 2007-04-29
DUCKWALL ALCO STORES INC
filed 2007-06-08
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2007

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

(785) 263-3350
(Registrant's telephone number including area code)

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
Large accelerated filer ☐          Accelerated filer ☑         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,804,216 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of April 29, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

Assets
	April 29,	January 28,
	2007	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,986	$2,983
Receivables	4,571	3,059
Prepaid income taxes	1,780	-
Inventories	158,820	151,406
Prepaid expenses	2,957	1,561
Deferred income taxes	3,037	3,037

Total current assets	176,151	162,046

Property and equipment, at cost:
Land and land improvements	1,719	1,719
Buildings and building improvements	12,034	12,023
Furniture, fixtures and equipment	57,400	56,703
Transportation equipment	1,489	1,491
Leasehold improvements	15,679	15,410
Construction work in progress	298	138
Total property and equipment	88,619	87,484

Less accumulated depreciation	65,400	64,451

Net property and equipment	23,219	23,033

Property under capital leases	24,571	24,571
Less accumulated amortization	18,124	17,618

Net property under capital leases	6,447	6,953

Other non-current assets	35	44
Deferred income taxes	5,580	3,344

Total assets	$211,432	$195,420

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, except share amounts)

Liabilities and Stockholders' Equity

	April 29,	January 28,
	2007	2007
	(Unaudited)
Current liabilities:
Current maturities of capital lease obligations	$2,060	$2,128
Accounts payable	39,487	35,263
Income taxes payable	-	1,915
Accrued salaries and commissions	4,012	4,180
Accrued taxes other than income	5,173	4,242
Self-insurance claim reserves	4,719	4,322
Other current liabilities	3,714	3,634

Total current liabilities	59,165	55,684

Notes payable under revolving loan	34,076	21,077
Capital lease obligations - less current maturities	6,305	6,783
Deferred gain on leases	5,276	5,378
Other noncurrent liabilities	2,477	438

Total liabilities	107,299	89,360

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
3,804,216 shares and 3,790,386 shares respectively	1	1
Additional paid-in capital	37,735	37,315
Retained earnings	66,397	68,744
Total stockholders' equity	104,133	106,060

Total liabilities and stockholders' equity	$211,432	$195,420

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)
	For the Thirteen Week
	Periods Ended
	April 29, 2007	April 30, 2006
Net sales	$111,429	$108,283
Cost of sales	77,039	75,960
Gross margin	34,390	32,323

Selling, general and administrative	35,340	29,625
Depreciation and amortization	1,864	1,604
Total operating expenses	37,204	31,229

Operating income (loss) from continuing operations	(2,814)	1,094
Interest expense	758	571

Earnings (loss) from continuing operations before income taxes	(3,572)	523
Income tax expense (benefit)	(1,412)	198
Earnings (loss) from continuing operations	(2,160)	325

Earnings (loss) from discontinued operations, net of income taxes	(72)	216
Net earnings (loss)	($2,232)	541

Earnings (loss) per share
Basic
Continuing operations	(0.57)	0.08
Discontinued operations	(0.02)	0.06
Net earnings (loss)	(0.59)	0.14

Diluted
Continuing operations	(0.57)	0.08
Discontinued operations	(0.02)	0.06
Net earnings (loss)	$(0.59)	$0.14

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	April 29, 2007	April 30, 2006

Cash flows from operating activities:
Net earnings (loss)	$(2,232)	$541
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	1,870	1,605
Amortization of debt financing costs	9	26
Amortization of deferred gain on sale-leaseback	(102)	(33)
Gain on sale of assets	-	(351)
Stock compensation expense	282	46
Tax benefit of stock options exercised	11	4
Changes in:
Receivables	(1,512)	(1,184)
Prepaid expenses	(1,396)	309
Inventories	(7,414)	(8,059)
Accounts payable	1,648	3,290
Income taxes payable	(3,572)	(815)
Accrued salaries and commissions	(168)	(1,944)
Accrued taxes other than income	931	410
Self-insured claim reserves	397	222
Deferred income taxes	(75)	(59)
Other assets and liabilities	(280)	(2,167)
Net cash used in operating activities	(11,603)	(8,159)
Cash flows used in investing activities:
Proceeds from the sale of assets	-	586
Acquisition of:
Fixtures, equipment and leasehold improvements	(1,549)	(2,863)
Net cash used in investing activities	(1,549)	(2,277)
Cash flows provided by financing activities:
Net borrowings under revolving loan	12,999	13,238
Bank overdraft	2,576	(48)
Proceeds from exercise of outstanding stock options	116	43
Excess tax benefit on stock options exercised	11	5
Principal payments under capital lease obligations	(547)	(465)
Net cash provided by financing activities	15,155	12,773

Net increase in cash and cash equivalents	2,003	2,337
Cash and cash equivalents at beginning of period	2,983	472

Cash and cash equivalents at end of period	$4,986	$2,809

Cash paid during the period for:
Interest	$625	$421
Income taxes	$2,284	$1,222

See accompanying notes to unaudited consolidated financial statements.

              Duckwall-ALCO Stores, Inc.
And Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Amounts)
(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc and Subsidiaries are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2007 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc., the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

(2) Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and its three wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(3) Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date. For the thirteen weeks ended April 29, 2007 and April 30, 2006, share-based compensation expense lowered pre-tax income by $282 and $46, respectively. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option. At April 29, 2007, the Company had 124,500 shares authorized for future option grants. The Company issues these grants from the unissued shares authorized.

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

The Company previously issued options under the 1993 Incentive Stock Option Plan. This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules. As of April 29, 2007, there were no shares outstanding under this plan.

 The fair value of each option grant is separately estimated for each grant. The fair value of each option is amortized into compensation expense on a straight-line basis from the grant date for the award over the requisite service period as discussed above. We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense, including expected stock price volatility.

The following summarizes information concerning stock option grants during the thirteen weeks ended April 29, 2007 and April 30, 2006:

	For the Thirteen Week
	Periods Ended
	April 29, 2007	April 30, 2006
Stock options granted	20,000	20,000
Weighted average exercise price	$38.06	$25.79
Weighted average fair value	$11.94	$10.56

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen weeks ended April 29, 2007 and April 30, 2006 and a summary of the methodology applied to develop each assumption are as follows:

	For the Thirteen Week
	Periods Ended
	April 29, 2007	April 30, 2006
Expected price volatility	32.4%	37.9%
Risk-free interest rate	4.7%	4.8%
Weighted average expected lives in years	3.8	5.0
Dividend yield	0.00%	0.00%

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

As of April 29, 2007, total unrecognized compensation expense related to non-vested stock options is $3.3 million with a weighted average expense recognition period of 3.6 years.

(4)  Accounting for Uncertainty in Income Taxes

We adopted the provisions of FIN 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on January 29, 2007. We performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate, in accordance with recognition standards established by FIN 48. As a result of our review, we adjusted the carrying amount of our liability for unrecognized tax benefits resulting in a reduction to our January 29, 2007 beginning retained earnings of $115. Our liability for unrecognized tax benefits is $2,125 as of January 29, 2007, of which none would impact our effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of April 29, 2007. The adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from income taxes payable to accrued expenses and other long-term liabilities in our Consolidated Balance Sheets.

    It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however we do not expect the change to have a significant impact on the results of our operations or financial position.

With the adoption of FIN 48, we elected to make an accounting policy change to recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of the date of adoption, we had $383 accrued for the payment of interest. No amounts were accrued for penalties with respect to unrecognized tax benefits. At April 29 2007, we had accrued $431 for the payment of interest.

The statute of limitations for our federal income tax returns is open for 2003 through 2006. We file in numerous state jurisdictions with varying statutes of limitations. State returns are open from 2002 through 2006 or 2003 through 2006 depending on each state’s statute of limitations.

(5) Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

April 29, 2007	3,800,120	3,800,120
April 30, 2006	3,788,184	3,810,329

(6) Subsequent Events

The Company had its Duckwall store located in Greensburg, Kansas destroyed by a tornado on May 4, 2007. The Company carries a $100 deductible on this location.

(7) New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Dollars in thousands except per share amounts)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates", "projects" or "anticipates," variations thereof or similar expressions.

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

OVERVIEW

Operations. The Company is a regional discount retailer operating 255 stores in 21 states in the central United States. The thirteen weeks ended April 29, 2007 and April 30, 2006 are referred to herein as the first quarter of fiscal 2008 and 2007, respectively. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. The Company competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturers' outlets, and the internet.

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

Recent Events.

Key Items in First Quarter Fiscal 2008

The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during the first quarter of fiscal 2008 were:

•	Net sales increased 2.9% to $111,429. Same store sales increased 1.2% compared to the prior year first quarter.
•	Gross margin percentage increased to 30.9% of sales, when compared to 29.9% in the prior year first quarter.
•	Loss per share was ($0.59) in the first quarter of fiscal 2008 compared to earnings of $.14 per share in the prior year first quarter.
•	The Company’s loss before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the first quarter 2008 was ($668) compared to $2,744 in the prior year first quarter.
•	The Company’s return on average equity (“ROE”) for the first quarter 2008 was (2.1%) compare to .5% for the prior year first quarter.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period. The same store sales for all Company stores increased 1.2% compared to the first quarter last year.  The ALCO stores same store sales increased 1.4%, and the Duckwall same stores sales decreased 1.9% during the first quarter of fiscal 2008. In the first quarter ended April 29, 2007, the Company closed one ALCO store and one Duckwall Store.

Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Gross margin percent increased to 30.9% of sales in the first quarter of fiscal 2008, compared to 29.9% in the first quarter of fiscal 2007.

Earnings per share ("EPS") growth is an indicator of the returns generated for the Company's stockholders. EPS from continuing operations was reduced to ($0.59) per basic share for the first quarter of fiscal 2008, compared to $0.14 per diluted share for the first quarter of the prior fiscal year.

The Company’s EBITDA and ROE are discussed under SG&A Detail; Certain Financial Measures below.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 9, 2007 Compared to Thirteen Weeks Ended April 30, 2006.

Net Sales

Net sales for the first quarter of fiscal 2008 increased $3,146, or 2.9%, to $111,429 compared to $108,283 for the first quarter of fiscal 2007. Same store sales increased 1.2% when compared with the prior quarter. The sales were favorably impacted by customer acceptance of the current merchandise strategy that focuses on soft-lines and a 3.7% average sale increase.  Fuel sales also contributed to same store sales increases.

Gross Margin

Gross margin for the first quarter of fiscal 2008 increased $2,067, or 6.4%, to $34,390 compared to $32,323 in the first quarter of fiscal 2007. Gross margin as a percentage of sales was 30.9% for the first quarter of fiscal 2008, which increased when compared to 29.9% for the first quarter of fiscal 2007.  The increase is due to increased markon percentage (1.0%) and vendor support (0.5%) and was negatively impacted by increased lower margin fuel sales (0.5%).

      SG&A

Selling, general and administrative expense increased $5,715 or 19.3%, to $35,340 in the first quarter of fiscal 2008 compared to $29,625 in the first quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses in the first quarter of fiscal 2008 were 31.7%, compared to 27.4% in the first quarter of fiscal 2007.   The increase is primarily due to the following reasons:

  Increased $750 for non-comparable store expenses.
  The timing of the recognition of CO-OP offset resulted in $900 less offset.  Fiscal 2008 CO-OP offset is expected to be consistent with fiscal 2007.
  Increased IT expenses of $832 which will continue to trend higher than fiscal year 2007.  Fiscal 2008 will be the first complete fiscal year that the Company's IT initiative.
  Increased maintenance expenses of $620.  Maintenance expenses for remaining quarters of fiscal 2008 are expected to be consistent with fiscal 2007.
  Increased professional accounting fees of $450 due to increased audit fees for fiscal 2007.
  Increased vacation expense of $400.  The vacation expense for fiscal 2008 is expected to be consistent with fiscal 2007.
  Additional planned overhead associated with preparation of more aggressive store rollout plan and strengthening our internal controls of $250.  These expenses are expected to trend higher than fiscal year 2007.
  Increased inventory services fees of $247 due to accelerated store physical inventories.  Inventory service fees for fiscal 2008 are expected to be consistent with fiscal 2007.
Depreciation and Amortization

Depreciation and amortization expense increased $260, or 16.2%, to $1,864 in the first quarter of fiscal 2008 compared to $1,604 in the first quarter of fiscal 2007. The increase is primarily due to new stores opened in the third quarter of fiscal 2007 and the first quarter of fiscal 2008 and items related to the IT initiative.

Interest Expense

Interest expense increased $187, or 32.8%, to $758 in the first quarter of fiscal 2008 compared to $571 in the first quarter of fiscal 2007. The increase in interest expense was due to higher levels of borrowing.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations in the first quarter of fiscal 2008 was 39.5%, compared to 37.8% in the first quarter of fiscal 2007. The effective tax rate is higher due to permanent tax differences relating to stock compensation expense.

Earnings (Loss) from Discontinued Operations

Loss from discontinued operations, net of income tax, was $72 in the first quarter of fiscal 2008, compared to earnings from discontinued operations of $216 in the first quarter of fiscal 2007. In the first quarter of fiscal 2008, one ALCO store and one Duckwall store were closed. The gain for the first quarter of fiscal 2007 was due to a property held for sale in relation to the store closings done in fiscal 2006. Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

SG&A DETAIL; CERTAIN FINANCIAL MEASURES

The Company has included EBITDA, a non-GAAP performance measure, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information as a means of comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes this measure in internal evaluation; review of performance and comparison of the Company’s financial measure to that of its peers. EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include non-cash items. As a result, it may not reflect important aspects of the results of the Company’s operations.

	For the Thirteen Week Periods Ended
SG&A Expenses Breakout	April 29, 2007	April 30, 2006
General Office	$4,893	$2,383
Distribution Center	2,291	2,263
401K/Profit Sharing	121	115
Comparable Stores SG&A	26,463	24,272
Non Comparable Stores SG&A (5)	1,290	546
Stock Option Expense	282	46
Final SG&A as reported on 1st Qtr 10Q	$35,340	$29,625

Return on Average Equity (ROE) (4)	(2.12)%	0.53%

Net Sales	$111,429	$108,283
SG&A as % of Sales	31.72%	27.36%

SG&A per average selling square foot	$8.46	$7.26

EBITDA (2)	$(668)	$2,744
EBITDA per average selling square foot (3)	$(0.16)	$0.67

Sales per average selling square feet (1)
ALCO	$27.36	$27.26
Duckwall	$19.27	$19.65
Total	$26.66	$26.58

Average Selling Square Feet (1)	4,179	4,080
Average Square Feet % Change	2.4%	3.9%

Total Stores Operating beginning of Period	256	251
Total Stores Operating end of Period	255	254

Supplemental Data:
Same Store Sales Change	1.2%	6.6%
Total customer count change	(2.7)%	5.0%
Average sale per ticket change	3.7%	6.4%

(1) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
(2) EBITDA is earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.
(3) EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
(4) Return on average equity (ROE) is calculated as Net Earnings divided by average stockholders' equity.
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2
(5) Non Comparable Stores are those stores opened in Fiscal 2008 & Fiscal 2007.

Fiscal 2008 Compared to Fiscal 2007

General Office expenses for fiscal 2008 increased $1,609 or 37.5%. The increase is due to items previously mentioned.

Comparable store SG&A expenses increased $2,191 or 9.0%.  The increase is due to items previously mentioned.

Non Comparable Stores SG&A expenses increased $744 or 136.3%. The Company has opened five stores since the first quarter of fiscal 2007.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA per selling square foot to earnings (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:
	For the Thirteen Week Periods
	Ended
	April 29, 2007	April 30, 2006

Earnings (loss) from continuing operations	$(2,160)	$325
Plus interest	758	571
Plus taxes	(1,412)	198
Plus depreciation and amortization	1,864	1,604
Plus stock option expense	282	46
=EBITDA	$(668)	$2,744

Earnings (loss) from continuing operations per square foot	$(0.52)	$0.08
Plus interest per square foot	0.18	0.14
Plus taxes per square foot	(0.34)	0.05
Plus depreciation and amortization per square foot	0.45	0.39
Plus stock option expense per square foot	0.07	0.01
=EBITDA per selling square foot	$(0.16)	$0.67

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing (increases in accounts payable).

At April 29, 2007, working capital (defined as current assets less current liabilities) was $116,986 compared to $106,362 at the end of fiscal 2007. The increase in working capital was attributable to increases in inventory, accounts receivable, income tax receivable and cash and cash equivalents.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing. The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan). Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime. The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement. Advances are secured by a security interest in the Company's inventory. The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends. The loan agreement expires on April 15, 2010. As of April 29, 2007, the Company has borrowed $34,076 under this facility. The lender had also issued letters of credit aggregating $3,355 at such date on behalf of the Company. Availability under this facility as of April 29, 2007 was $32,569.

Cash used in operating activities in the thirteen week period of fiscal 2008 and 2007 was $11,603 and $8,159 respectively. The increase in the amount of cash used in operating activities in the thirteen week period of fiscal 2008 compared to the thirteen week period of fiscal 2007 was primarily due to a increase in inventory relating to the stores opened since fiscal 2007, an increase in prepaid expenses, and a decrease in income taxes payable; offset by an increase in accounts payable from renegotiated vendor terms.

Total anticipated cash payments for acquisition of property and equipment in fiscal 2008, principally for improvements, store buildings and store and warehouse fixtures and equipment are approximately $13.0 million. Cash used in investing activities (including acquisitions and remodeling) in the thirteen week period of fiscal 2008 and 2007 totaled $1,549 and $2,277, respectively, which were used primarily for the acquisition of property and equipment.

The Company provided cash from financing activities in the thirteen week period of fiscal 2008 and 2007 of $15,155 and $12,773 respectively. Net borrowings on the revolving loan generated $12,999 during the thirteen week ended April 29, 2007, compared to $13,238 during the thirteen week period of the prior fiscal year.

BUSINESS OPERATIONS

For the first quarter of fiscal 2008 and 2007, the percentage of sales by product category were as follows:

	Percentage of Sales
	2008	2007
Merchandise Category:
Consumables and commodities	32%	32%
Electronics, entertainment, sporting goods, toys and outdoor living	24%	24%
Apparel and accessories	19%	19%
Home furnishings and décor	14%	14%
Other	11%	11%

Total	100%	100%

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009. We are presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," the Company has a variable interest rate debt facility that is subject to interest rate risk. The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities. These obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $374.

 The Company has and continues to analyze its debt structure in relation to interest rate risk. The Company believes that with the mix of debt instruments it is using - revolving line of credit, capital leases and operating leases - that its current structure adequately addresses these risk issues. This process of evaluation is continuous and the Company will adjust its debt structure as is appropriate to the market situation.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of April 29, 2007. Based upon this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of April 29, 2007 because of the material weaknesses described in internal control over financial reporting described below in Item 4(b).

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

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 29, 2007 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of April 29, 2007.

•  The control environment influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Material weaknesses in the control environment were a contributing factor in the material weaknesses listed below and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected. Specifically, the following material weaknesses were identified in the Company’s control environment as of April 29, 2007:

A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

An adequate control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

Management’s assessment identified the following additional material weaknesses in the Company’s internal control over financial reporting as of April 29, 2007:

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

(c)   Changes in Internal Control over Financial Reporting

Other than the departure of the Chief Financial Officer during the first quarter of fiscal 2008 there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 29, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 28, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of April 29, 2007.  The program was first announced in March 2006 and the program does not have an expiration date:  The following are details of repurchases under this program for the period covered by this report:

				Maximum Number
			Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number Of		Purchased as Part	Units) that May Yet
	Shares (or Units)	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
February 1 – February 28, 2007	-	-	-	196,663
March 1 – March 31, 2007	-	-	-	196,663
April 1 – April 30, 2007	-	-	-	196,663

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)    The Company held its Annual Shareholders' Meeting on June 6, 2007.

b)   At the annual meeting, the following persons were elected to the Board of Directors with terms expiring in 2008:  Warren H. Gfeller, Dennis A. Mullin, Lolan C. Mackey, Jeffrey J. Macke, Robert L. Ring and Dennis E. Logue.

c)    At the annual meeting, the shareholders voted to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the Company for fiscal year 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 DUCKWALL-ALCO STORES, INC.
(Registrant)

            Date: June 8, 2007             /s/ Jon A. Ramsey
Jon A. Ramsey
Interim Chief Financial Officer, Vice President - Controller
Signing of behalf of the registrant and as Principal Financial Officer

EXHIBIT INDEX

2
Stock Purchase Agreement dated April 19, 2005 with K&A Asset Management, LLC on behalf of Kenneth A. Macke Revocable Trust (filed as Exhibit 10.20 to the Company’s Annual Report on 10-K for the fiscal year ended January 30, 2005 and incorporated herein by reference)

3.1
Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1
Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate. (filed as Exhibit 4.1 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 8, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 8, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 8, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 8, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.