Form 10-Q
period 2007-07-29
DUCKWALL ALCO STORES INC
filed 2007-09-06
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,809,341 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of July 29, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

Assets
	July 29,	January 28,
	2007	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,217	$2,983
Receivables	4,151	3,059
Prepaid expenses	3,528	1,561
Prepaid income taxes	46	-
Inventories	156,019	151,406
Deferred income taxes	3,037	3,037
Total current assets	170,998	162,046

Property and equipment, at cost:
Land and land improvements	1,719	1,719
Buildings and building improvements	12,046	12,023
Furniture, fixtures and equipment	58,771	56,703
Transportation equipment	1,484	1,491
Leasehold improvements	16,135	15,410
Construction work in progress	651	138
Total property and equipment	90,806	87,484

Less accumulated depreciation	66,662	64,451

Net property and equipment	24,144	23,033

Property under capital leases	24,571	24,571
Less accumulated amortization	18,630	17,618
Net property under capital leases	5,941	6,953

Other non-current assets	97	44
Deferred income taxes	5,653	3,344

Total assets	$206,833	$195,420

Current liabilities:
Current maturities of capital lease obligations	$1,982	$2,128
Accounts payable	36,290	35,263
Income taxes payable	-	1,915
Accrued salaries and commissions	4,311	4,180
Accrued taxes other than income	5,130	4,242
Self-insurance claim reserves	4,936	4,322
Other current liabilities	3,659	3,634
Total current liabilities	56,308	55,684

Notes payable under revolving loan	29,876	21,077
Capital lease obligations - less current maturities	5,839	6,783
Deferred gain on leases	5,179	5,378
Other non-current liabilities	2,465	438
Total liabilities	99,667	89,360

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and
outstanding 3,809,341 shares and 3,794,303 shares respectively	1	1
Additional paid-in capital	38,174	37,315
Retained earnings	68,991	68,744
Total stockholders' equity	107,166	106,060

Total liabilities and stockholders' equity	$206,833	$195,420

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods End
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net sales	$124,366	$119,637	$235,688	$227,817
Cost of sales	83,744	83,715	160,718	159,603
Gross margin	40,622	35,922	74,970	68,214

Selling, general and administrative	33,291	31,155	68,595	60,744
Depreciation and amortization	1,876	1,664	3,738	3,268
Total operating expenses	35,167	32,819	72,333	64,012

Operating income from continuing operations	5,455	3,103	2,637	4,202
Interest expense	840	631	1,597	1,202

Earnings from continuing operations before income taxes	4,615	2,472	1,040	3,000
Income tax expense	1,829	1,016	412	1,233
Earnings from continuing operations	2,786	1,456	628	1,767

Earnings (loss) from discontinued operations, net of income taxes	(192)	(39)	(266)	191
Net earnings	$2,594	$1,417	$362	$1,958

Earnings (loss) per share
Basic
Continuing operations	$0.73	$0.38	$0.17	$0.47
Discontinued operations	(0.05)	(0.01)	(0.07)	0.05
Net earnings per share	0.68	0.37	0.10	0.52

Diluted
Continuing operations	0.72	0.38	0.16	0.46
Discontinued operations	(0.05)	(0.01)	(0.07)	0.05
Net earnings per share	$0.67	$0.37	$0.09	$0.51

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Twenty-Six Week
	Periods Ended
	July 29, 2007	July 30, 2006

Cash flows from operating activities:
Net earnings	$362	$1,958
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	3,746	3,273
Amortization of debt financing costs and lease costs	19	52
Amortization of deferred gain on sale-leaseback	(199)	(82)
Loss (gain) on sale of assets	147	(354)
Shared based compensation expense	576	273
Tax benefit of stock options exercised	11	14
Changes in:
Receivables	(1,041)	(1,328)
Prepaid expenses	(1,967)	(91)
Inventories	(4,613)	(4,744)
Accounts payable	(1,288)	(1,403)
Income taxes payable	(1,838)	(731)
Accrued salaries and commissions	131	(1,045)
Accrued taxes other than income	888	(79)
Self-insurance claim reserves	614	365
Deferred income taxes	(148)	(84)
Other assets and liabilities	(420)	(2,736)
Net cash used in operating activities	(5,020)	(6,742)

Cash flows from investing activities:
Proceeds from the sale of assets	30	11,815
Acquisition of property and equipment	(4,072)	(3,900)
Net cash (used in) provided by investing activities	(4,042)	7,915

Cash flows from financing activities:
Net borrowings under revolving loan	8,799	1,074
Bank overdraft	2,315	(196)
Proceeds from exercise of outstanding stock options	261	111
Excess tax benefit on stock options exercised	11	28
Principal payments under capital lease obligations	(1,090)	(976)
Net cash provided by financing activities	10,296	41

Net increase in cash and cash equivalents	1,234	1,214
Cash and cash equivalents at beginning of period	2,983	472

Cash and cash equivalents at end of period	$4,217	$1,686

Cash paid during the period for:
Interest	$1,458	$1,097
Income taxes	$2,324	$2,147

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except per share amounts)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. and Subsidiaries are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2007 Annual Report. In the opinion of management of Duckwall-ALCO Stores, Inc. and Subsidiaries, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and Subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share based payments based on the fair value of the awards. Share based payments consist of stock option grants. SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share based payments granted subsequent to the adoption date.  For the thirteen weeks ended July 29, 2007 and July 30, 2006, share based compensation expense lowered pre-tax income by $294 and $226, respectively and $576 and $272 for the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At July 29, 2007, the Company had 96,500 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 120,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date.  All options under the plan shall be non-qualified stock options.  There are no shares remaining to be issued under this plan.  An existing board member forfeited 15,000 shares during the second quarter of fiscal 2008.  These shares were then granted to a newly appointed board member.

The Company previously issued options under the 1993 Incentive Stock Option Plan.  This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules.  There are no shares remaining to be issued under this plan.  As of July 29, 2007, there were no shares outstanding under this plan.

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

The following summarizes information concerning stock option grants during fiscal 2008 and 2007:

		For the Thirteen Week		For the Twenty-Six Week
		Periods Ended		Periods Ended
	January 28, 2007	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Stock options granted	392,000	43,000	357,000	63,000	377,000
Weighted average exercise price	$30.35	$39.10	$30.25	$38.77	$30.01
Weighted average grant date fair value	$10.59	$10.58	$10.51	$11.01	$10.52

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen weeks ended July 29, 2007 and July 30, 2006 and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week		For the Twenty-Six Week
		Periods Ended		Periods Ended
	January 28, 2007	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Expected price volatility	37.40%	25.4%	37.3%	27.9%	37.4%
Risk-free interest rate	5.00%	4.8%	5.0%	4.8%	5.0%
Weighted average expected lives in years	3.8	3.8	3.7	3.7	3.8
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of July 29, 2007, total unrecognized compensation expense related to non-vested stock options is $3.6 million with a weighted average expense recognition period of 3.7 years.

(4)       Accounting for Income Taxes

We adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 29, 2007.  We performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate, in accordance with recognition standards established by FIN 48. As a result of our review, we adjusted the carrying amount of our liability for unrecognized tax benefits resulting in a reduction to our January 29, 2007 retained earnings of $115.  Our liability for unrecognized tax benefits is $2,125 as of January 29, 2007, of which none would impact our effective tax rate if recognized.  The adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from income taxes payable to accrued expenses and other long-term liabilities in our unaudited July 29, 2007 Consolidated Balance Sheet.

Our liability for unrecognized tax benefits is $2,184 as of July 29, 2007, of which none would impact our effective tax rate if recognized.

With the adoption of FIN 48, we elected to make an accounting policy change to recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.  As of the date of adoption, we had $383 accrued for the payment of interest, which is included in the $2,125 unrecognized tax benefit noted above.  No amounts were accrued for penalties with respect to unrecognized tax benefits.  At July 29, 2007, we had accrued $480 for the payment of interest.

The statute of limitations for our federal income tax returns is open for 2003 through 2006.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2002 through 2006 or 2003 through 2006 depending on each state’s statute of limitations.  The Company is currently under Internal Revenue Service audit for the fiscal year ended January 29, 2006.  The Company anticipates the audit will be concluded prior to the end of the current fiscal year.

(5)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

July 29, 2007	3,807,515	3,845,795
July 30, 2006	3,793,392	3,828,546
Twenty-Six Weeks Ended

July 29, 2007	3,804,014	3,847,975
July 30, 2006	3,790,788	3,820,778

(6)           Subsequent Events

None

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

OVERVIEW

Operations.  The Company is a regional discount retailer operating 255 stores in 21 states in the central United States.  The thirteen weeks ended July 29, 2007 and July 30, 2006 are referred to herein as the second quarter of fiscal 2008 and 2007, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

Recent Events.

Key Items in Second Quarter Fiscal 2008

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2008 were:

•	Net sales increased 4.0% to $124,366. Same store sales increased 2.1% compared to the prior year second quarter.
•	Gross margin percentage increased to 32.7% of sales, when compared to 30.0% in the prior year second quarter.
•	Net earnings per share was $0.67 in the second quarter of fiscal 2008 compared to $0.37 per share in the prior year second quarter.
•	The Company’s earnings before interest, taxes, depreciation and amortization and share based compensation expense (“EBITDA”) from continuing operations for the second quarter 2008 was $7,625.
•	The Company’s return on average equity (“ROE”) for the second quarter 2008 was 2.5%.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores increased 2.1% compared to the prior year second quarter, the ALCO stores same store sales increased 2.0%, and the Duckwall same stores sales increased 3.8% during the second quarter of fiscal 2008.  In the second quarter ended July 29, 2007, the Company closed one Duckwall Store.

Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage, and returns.  Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.  Gross margin percent increased to 32.7% of sales in the second quarter of fiscal 2008, compared to 30.0% in the second quarter of fiscal 2007.

Earnings per share ("EPS") growth is an indicator of the returns generated for the Company's stockholders.  EPS from continuing operations was increased to $0.72 per diluted share for the second quarter of fiscal 2008, compared to $0.38 per diluted share for the second quarter of the prior fiscal year.

The Company’s EBITDA and ROE are discussed under SG&A Detail; Certain Financial Measures, below.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2007 Compared to Thirteen Weeks Ended July 30, 2006.

Net Sales

Net sales for the second quarter of fiscal 2008 increased $4,729, or 4.0%, to $124,366 compared to $119,637 for the second quarter of fiscal 2007.  Same store sales increased 2.1% when compared with the prior year same quarter.  The sales were favorably impacted by customer acceptance of the current merchandise strategy and an average transaction increase of $0.73 to $18.81.

Gross Margin

Gross margin for the second quarter of fiscal 2008 increased $4,700, or 13.1%, to $40,622 compared to $35,922 in the second quarter of fiscal 2007.  Gross margin as a percentage of sales was 32.7% for the second quarter of fiscal 2008, which increased when compared to 30.0% for the second quarter of fiscal 2007.   The increase in the gross margin percentage was primarily due to lower freight costs and significantly improved initial markon percentages, increased vendor support; offset by increased shrinkage.

SG&A

Selling, general and administrative expense increased $2,136 or 6.9%, to $33,291 in the second quarter of fiscal 2008 compared to $31,155 in the second quarter of fiscal 2007.  As a percentage of net sales, selling, general and administrative expenses for fiscal 2008 were 26.8%, compared to 26.0% for fiscal 2007.  The increase in primarily due to the following reasons:

•	Increased $885 for non-comparable store expenses.
•	Increased IT expenses of $292 which will continue to trend higher than fiscal year 2007. Fiscal 2008 will be the first complete fiscal year of the Company’s IT initiative.
•	Additional planned maintenance expenses of $249 which will continue to trend higher than fiscal year 2007.
•	Increased inventory service fees of $295 due to accelerated store physical inventories. Inventory service fees for fiscal 2008 are expected to be consistent with fiscal 2007.
•	Decreased vacation expense of $337. The vacation expense for fiscal 2008 is expected to be consistent with fiscal 2007.
•	Decreased accounting professional services of $354.

Depreciation and Amortization

Depreciation and amortization expense increased $212, or 12.7%, to $1,876 in the second quarter of fiscal 2008 compared to $1,664 in the second quarter of fiscal 2007.  The increase is primarily due to new stores opened in the third quarter of fiscal 2007 and the first quarter of fiscal 2008 and items related to the IT initiative.

Interest Expense

Interest expense increased $209, or 33.1%, to $840 in the second quarter of fiscal 2008 compared to $631 in the second quarter of fiscal 2007.  The increase in interest expense was due to higher levels of borrowing.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations in the second quarter of fiscal 2008 was 39.63%, compared to 41.8% in the second quarter of fiscal 2007.  The effective tax rate is lower due to work opportunity tax credits not being effective in the second quarter of fiscal 2007.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax, was $192 in the second quarter of fiscal 2008, compared to loss of $39 in the second quarter of fiscal 2007.  In the second quarter of fiscal 2008, one Duckwall store was closed.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

Twenty-Six Weeks Ended July 29, 2007 Compared to Twenty-Six Weeks Ended July 30, 2006.

Net Sales

Net sales for the twenty-six week period of fiscal 2008 increased $7,871, or 3.5%, to $235,688 compared to $227,817 for the twenty-six week period of fiscal 2007.  Same store sales increased 1.7% when compared with the prior year.  The sales were favorably impacted by customer acceptance of the current merchandise strategy and an average transaction increase of $0.64 to $18.75.

Gross Margin

Gross margin for the twenty-six week period of fiscal 2008 increased $6,756, or 9.9%, to $74,970 compared to $68,214 in the twenty-six week period of fiscal 2007.  Gross margin as a percentage of sales was 31.8% for the twenty-six week period of fiscal 2008, which increased when compared to 29.9% for the twenty-six week period of fiscal 2007.   The increase in the gross margin percentage was primarily due to lower freight costs and significantly improved initial markon percentages, lower markdowns, increased vendor support; offset by increased shrinkage.

SG&A

Selling, general and administrative expense increased $7,581 or 12.9%, to $68,595 in the twenty-six week period of fiscal 2008 compared to $60,744 in the twenty-six week period of fiscal 2007.  As a percentage of net sales, selling, general and administrative expenses in the second quarter of fiscal 2008 were 29.1%, compared to 26.7% in the second quarter of fiscal 2007.  The increase in primarily due to the following reasons:

•	Increased $1,707 for non-comparable store expenses.
•	The timing of the recognition of CO-OP offset resulted in $1,037 less offset. Fiscal 2008 CO-OP offset is expected to be consistent with fiscal 2007.
•	Increased IT expenses of $1,097 which will continue to trend higher than fiscal year 2007. Fiscal 2008 will be the first complete fiscal year of the Company’s IT initiative.
•	Additional planned maintenance expenses of $834 which will continue to trend higher than fiscal year 2007.
•	Increased inventory service fees of $558 due to accelerated store physical inventories. Inventory service fees for fiscal 2008 are expected to be consistent with fiscal 2007
•
Additional planned overhead associated with preparation of more aggressive store rollout plan and strengthening our internal controls of $457.  These expenses are expected to trend higher than fiscal year 2007.

•	Increased professional accounting fees of $450 due to increased audit fees for fiscal 2007.
•	Increased share based compensation expense of $303 which will continue to trend higher than fiscal year 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $470, or 14.4%, to $3,738 in the twenty-six week period of fiscal 2008 compared to $3,268 in the twenty-six week period of fiscal 2007.  The increase is primarily due to new stores opened in the third quarter of fiscal 2007 and the first quarter of fiscal 2008 and items related to the IT initiative.

Interest Expense

Interest expense increased $395, or 32.9%, to $1,597 in the twenty-six week period of fiscal 2008 compared to $1,202 in the twenty-six week period of fiscal 2007.  The increase in interest expense was due to higher levels of borrowing.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations in the twenty-six week period of fiscal 2008 was 39.63%, compared to 41.1% in the twenty-six week period of fiscal 2007.  The effective tax rate is lower due to work opportunity tax credits not being effective in fiscal 2007 offset by permanent tax differences relating to share based compensation expense.

Earnings (Loss) from Discontinued Operations

Loss from discontinued operations, net of income tax, was $266 in the twenty-six week period of fiscal 2008, compared to earnings from discontinued operations of $191 in the twenty-six week period of fiscal 2007.  In the second quarter of fiscal 2008, one Duckwall store was closed.  The gain for the twenty-six week period of fiscal 2007 was due to a property held for sale in relation to the store closings done in fiscal 2006.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

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

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods Ended
SG&A Expenses Breakout	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
General office	$5,208	$4,752	$11,113	$9,047
Distribution center	1,634	1,696	3,924	3,958
401(K) expense	116	117	238	234
Comparable stores SG&A	24,640	23,740	50,054	46,126
Non comparable stores SG&A (1)	1,399	624	2,690	1,106
Share based compensation expense	294	226	576	273
Final SG&A as reported	$33,291	$31,155	$68,595	$60,744

ROE (2)	2.46%	1.41%	0.34%	1.92%

Net sales	$124,366	$119,637	$235,688	$227,817
SG&A as % of sales	26.77%	26.04%	29.10%	26.66%

SG&A per average selling square foot	$7.95	$7.58	$16.38	$14.82

EBITDA (3)	$7,625	$4,993	$6,951	$7,742
EBITDA per average selling square foot (4)	$1.82	$1.21	$1.66	$1.89

Sales per average selling square feet (5)
ALCO	$30.45	$29.91	$57.74	$57.07
Duckwall	$21.74	$20.78	$40.74	$40.34
Total	$29.71	$29.11	$56.28	$55.59

Average selling square feet (5)	4,186	4,110	4,188	4,098
Average square feet % change	1.9%	4.7%	2.2%	4.4%

Total stores operating beginning of period	255	254	256	251
Total stores operating end of period	255	254	255	254

Supplemental Data:
Same store sales change	2.1%	6.2%	1.7%	6.6%
Total customer count change	-1.7%	5.1%	-1.9%	4.9%
Average sale per ticket change	4.0%	6.3%	3.6%	6.2%

(1) Non Comparable Stores are those stores opened in Fiscal 2008 & Fiscal 2007.
(2) ROE is calculated as Net Earnings divided by average stockholders' equity.
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2.
(3) EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization, and share based compensation expense.
(4) EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
(5) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.

Fiscal 2008 Compared to Fiscal 2007

General Office expenses for fiscal 2008 increased $2,066 or 22.8%.  The increase is due to professional fees, travel expenses, relocation expenses, reclassification of capital lease rent and depreciation.

    Comparable store SG&A expenses increased $3,928 or 8.5%.  The increase is due to inventory service fees, services related to planned store maintenance expense and increased expenses associated with the Company's IT initiative.  The expenses related to planned store maintenance and the IT initiative will continue to trend higher than fiscal year 2007.

Non Comparable Stores SG&A expenses increased $1,584 or 143.2%.  The Company has opened 5 stores since the second quarter of fiscal 2007.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of EBITDA per selling square foot from earnings from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP:

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006

Earnings from continuing operations	$2,786	$1,456	$628	$1,767
Plus interest	840	631	1,597	1,202
Plus taxes	1,829	1,016	412	1,233
Plus depreciation and amortization	1,876	1,664	3,738	3,268
Plus share based compensation expense	294	226	576	272
=EBITDA	$7,625	$4,993	$6,951	$7,742

Earnings from continuing operations per square foot	$0.67	$0.35	$0.15	$0.43
Plus interest per square foot	0.20	0.15	0.38	0.29
Plus taxes per square foot	0.44	0.25	0.10	0.30
Plus depreciation and amortization per square foot	0.45	0.40	0.89	0.80
Plus share based compensation expense per square foot	0.07	0.05	0.14	0.07
=EBITDA per selling square foot	$1.83	$1.20	$1.66	$1.89

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing (increases in accounts payable).

At July 29, 2007, working capital (defined as current assets less current liabilities) was $114,690 compared to $98,397 at July 30, 2006.  The increase in working capital was attributable to increases in inventory, accounts payable, deferred income taxes and cash and cash equivalents.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility of up to $70,000 of long-term financing.  The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan).  Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime.  The amount advanced is generally limited to 70% of eligible inventory, as defined in the loan agreement.  Advances are secured by a security interest in the Company's inventory.  The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at a least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends.  The loan agreement expires on April 15, 2010.  As of July 29, 2007, the Company has borrowed $29,876 under this facility.  The lender had also issued letters of credit aggregating $3,976 at such date on behalf of the Company.  Availability under this facility as of July 29, 2007 was $36,148.

Cash used in operating activities in the twenty-six week period of fiscal 2008 and 2007 was $5,020 and $6,742 respectively.  The decrease in the amount of cash used in operating activities in the twenty-six week period of fiscal 2008 compared to the twenty-six week period of fiscal 2007 was primarily due to increases in accrued salaries, taxes other than income, self-insurance reserves, offset by an increase in prepaid expenses and a decrease in income tax payable.

Cash (used in) provided by investing activities (including acquisitions, divestitures and remodeling of property and equipment) in the twenty-six week period of fiscal 2008 and 2007 totaled ($4,042) and $7,915, respectively.

Cash provided by financing activities in the twenty-six week period of fiscal 2008 and 2007 of $10,296 and $41 respectively.  Net borrowings on the revolving loan generated $8,799 during the twenty-six week ended July 29, 2007, compared to $1,074 during the twenty-six week period of the prior fiscal year.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and twenty-six week periods of fiscal 2008 and 2007:

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Merchandise Category:
Consumables and commodities	29%	29%	31%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	27%	27%	26%	26%
Apparel and accessories	20%	20%	19%	19%
Home furnishings and décor	13%	13%	13%	14%
Other	11%	11%	11%	11%

Total	100%	100%	100%	100%

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $339.

The Company has and continues to analyze its debt structure in relation to interest rate risk.  The Company believes that with the mix of debt instruments it is using, revolving line of credit, capital leases and operating leases, adequately addresses these risk issues.  This process of evaluation is continuous and the Company will adjust its debt structure as is appropriate to the market situation.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of July 29, 2007. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 29, 2007 because of the material weaknesses described in internal control over financial reporting described below in Item 4(b).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 29, 2007 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of July 29, 2007.

•  The control environment influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Material weaknesses in the control environment were a contributing factor in the material weaknesses listed below and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected. Specifically, the following material weaknesses were identified in the Company’s control environment as of July 29, 2007:

A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

An adequate control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

Management’s assessment identified the following additional material weaknesses in the Company’s internal control over financial reporting as of July 29, 2007:

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

(c)        Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 29, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

To address the material weaknesses described above the Company:

•
is evaluating the overall control environment.  The Company recognizes its need in this area.  The Company began a process of evaluating its level of skill in finance, tax and accounting prior to this year.  To assist our staff, in fiscal 2006, the Company engaged an external resource to assist in analyzing and evaluating its internal control structure, including development of additional controls and improvement of existing controls.  The Company began hiring and staffing an internal audit department in the fourth quarter of fiscal 2007.  The Company continues to evaluate the need for training in internal financial control procedures throughout the organization.  This will include the review of the level of skill in finance, tax and accounting to adequately assure proper supervisory review and monitoring activities over certain financial reporting matters and controls.  Emphasis will be made to assure an adequate control consciousness exists throughout the organization.

•
has begun a review and plans to document all policies and procedures relating to the accounting for fixed assets in a Capitalized Asset Policy, which will define controls to ensure compliance to U.S. generally accepted accounting principles and to assure the accuracy of all fixed asset activity.

•
is currently in the process of establishing the appropriate segregation between human resources and payroll. This process is planned to be completed by the third quarter of fiscal 2008. The reconciliation of employee payroll withholding amounts as reported on the payroll register to the amounts recorded in the general ledger is planned to be reviewed by management personnel on a monthly basis. Evaluation and training of personnel responsible for reconciliations to assure proper staffing in these areas was completed in the second quarter of fiscal 2008.

•
has initiated the development and implementation of controls over the development and review of the financial statements and continues to refine and document those controls and procedures. The Company has added the appropriate personnel to perform the necessary reviews of the financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of July 29, 2007.  The following are details of repurchases under this program for the period covered by this report:
				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number Of		Purchased as Part	Units) that May Yet
	Shares (or Units)	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
February 1 – February 28, 2007	0	0	0	196,663
March 1 – March 31, 2007	0	0	0	196,663
April 1 – April 30, 2007	0	0	0	196,663
May 1 - May 31, 2007	0	0	0	196,663
June 1 - June 30, 2007	0	0	0	196,663
July 1 - July 31, 2007	0	0	0	196,663

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

    DUCKWALL-ALCO STORES, INC.
     (Registrant)

Date: September 6, 2007	/s/ Donny R. Johnson
Donny R. Johnson
Senior Vice-President – Chief Financial Officer
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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 6, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 6, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 29, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 29, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.