Form 10-Q
period 2007-10-28
DUCKWALL ALCO STORES INC
filed 2007-12-07
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,809,841 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 28, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

Assets
	October 28,	January 28,
	2007	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,525	$2,983
Receivables	4,530	3,059
Prepaid expenses	3,353	1,561
Prepaid income taxes	2,590	-
Inventories	178,311	151,406
Deferred income taxes	3,037	3,037
Total current assets	196,346	162,046

Property and equipment, at cost:
Land and land improvements	1,734	1,719
Buildings and building improvements	11,950	12,023
Furniture, fixtures and equipment	60,768	56,703
Transportation equipment	1,484	1,491
Leasehold improvements	16,615	15,410
Construction work in progress	3,382	138
Total property and equipment	95,933	87,484

Less accumulated depreciation	67,699	64,451

Net property and equipment	28,234	23,033

Property under capital leases	24,571	24,571
Less accumulated amortization	19,136	17,618
Net property under capital leases	5,435	6,953

Other non-current assets	150	44
Deferred income taxes	5,736	3,344

Total assets	$235,901	$195,420

Current liabilities:
Current maturities of capital lease obligations	$1,922	$2,128
Accounts payable	47,646	35,263
Income taxes payable	-	1,915
Accrued salaries and commissions	4,007	4,180
Accrued taxes other than income	5,889	4,242
Self-insurance claim reserves	5,319	4,322
Other current liabilities	3,683	3,634
Total current liabilities	68,466	55,684

Notes payable under revolving loan	48,461	21,077
Capital lease obligations - less current maturities	5,376	6,783
Deferred gain on leases	5,082	5,372
Other non-current liabilities	2,653	444
Total liabilities	130,038	89,360

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and
outstanding 3,809,841 shares and 3,794,303 shares respectively	1	1
Additional paid-in capital	38,506	37,315
Retained earnings	67,356	68,744
Total stockholders' equity	105,863	106,060

Total liabilities and stockholders' equity	$235,901	$195,420

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods End
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net sales	$114,314	$108,830	$348,267	$335,143
Cost of sales	77,504	74,985	237,030	233,601
Gross margin	36,810	33,845	111,237	101,542

Selling, general and administrative	37,002	32,608	105,213	92,979
Depreciation and amortization	1,905	1,636	5,637	4,890
Total operating expenses	38,907	34,244	110,850	97,869

Operating income (loss) from continuing operations	(2,097)	(399)	387	3,673
Interest expense	929	809	2,526	2,010

Earnings (loss) from continuing operations before income taxes	(3,026)	(1,208)	(2,139)	1,663
Income tax expense (benefit)	(1,254)	(597)	(901)	583
Earnings (loss) from continuing operations	(1,772)	(611)	(1,238)	1,080

Earnings (loss) from discontinued operations, net of income taxes	137	(37)	(35)	230
Net earnings (loss)	$(1,635)	$(648)	$(1,273)	$1,310

Earnings (loss) per share
Basic
Continuing operations	$(0.47)	$(0.16)	$(0.33)	$0.28
Discontinued operations	0.04	(0.01)	(0.01)	0.06
Net earnings (loss) per share	(0.43)	(0.17)	(0.34)	0.34

Diluted
Continuing operations	(0.47)	(0.16)	(0.33)	0.28
Discontinued operations	0.04	(0.01)	(0.01)	0.06
Net earnings (loss) per share	$(0.43)	$(0.17)	$(0.34)	$0.34

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Thirty-Nine Week
	Periods Ended
	October 28, 2007	October 29, 2006

Cash flows from operating activities:
Net earnings (loss)	$(1,273)	$1,310
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5,652	4,919
Amortization of debt financing costs and lease costs	31	61
Amortization of deferred gain on sale-leaseback	(296)	(172)
Gain on sale of assets	(118)	(335)
Shared based compensation	893	541
Tax benefit of stock options exercised	11	14
Changes in:
Receivables	(1,471)	(1,010)
Prepaid expenses	(1,792)	(259)
Inventories	(26,905)	(29,544)
Accounts payable	7,732	8,588
Income taxes payable	(4,382)	(4,136)
Accrued salaries and commissions	(173)	(2,011)
Accrued taxes other than income	1,647	342
Self-insurance claim reserves	997	498
Deferred income taxes	(231)	(863)
Other assets and liabilities	(272)	(1,752)
Net cash used in operating activities	(19,950)	(23,809)

Cash flows from investing activities:
Proceeds from the sale of assets	637	12,925
Acquisition of property and equipment	(9,854)	(5,625)
Net cash (used in) provided by investing activities	(9,217)	7,300

Cash flows from financing activities:
Net borrowings under revolving loan	27,384	15,602
Bank overdraft	4,651	6,605
Proceeds from exercise of outstanding stock options	276	125
Excess tax benefit on stock options exercised	11	35
Principal payments under capital lease obligations	(1,613)	(1,483)
Net cash provided by financing activities	30,709	20,884

Net increase in cash and cash equivalents	1,542	4,375
Cash and cash equivalents at beginning of period	2,983	472

Cash and cash equivalents at end of period	$4,525	$4,847

Cash paid during the period for:

Interest	$2,385	$1,829
Income taxes	$3,784	$3,548

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except per share amounts)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. and Subsidiaries (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2007 Annual Report. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and Subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share based payments based on the fair value of the awards. Share based payments consist of stock option grants. SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share based payments granted subsequent to the adoption date.  For the thirteen weeks ended October 28, 2007 and October 29, 2006, share based compensation expense lowered pre-tax income by $317 and $268, respectively and $893 and $541 for the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At October 28, 2007, the Company had 71,500 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

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

The Company previously issued options under the 1993 Incentive Stock Option Plan.  This plan was structured in the same fashion as the 2003 Incentive Stock Option Plan described above, however it did not specify the 10% ownership rules.  There are no shares remaining to be issued under this plan.  As of October 28, 2007, there were no shares outstanding under this plan.

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

The following summarizes information concerning stock option grants during fiscal 2008 and 2007:
		For the Thirteen Week		For the Thirty-Nine Week
		Periods Ended		Periods Ended
	January 28, 2007	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Stock options granted	392,000	25,000	-	88,000	377,000
Weighted average exercise price	$30.35	$39.67	$-	$39.02	$30.01
Weighted average fair value	$10.59	$10.72	$-	$10.93	$9.95

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006 and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week		For the Thirty-Nine Week
		Periods Ended		Periods Ended
	January 28, 2007	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Expected price volatility	37.40%	25.3%	37.4%	25.6%	37.4%
Risk-free interest rate	5.00%	4.8%	5.0%	4.8%	5.0%
Weighted average expected lives in years	3.8	3.8	3.8	3.8	3.8
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of October 28, 2007, total unrecognized compensation expense related to non-vested stock options is $3.4 million with a weighted average expense recognition period of 3.8 years.

(4)           Accounting for Income Taxes

We adopted the provisions of FIN 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 29, 2007.  We performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which we operate, in accordance with recognition standards established by FIN 48. As a result of our review, we adjusted the carrying amount of our liability for unrecognized tax benefits resulting in a reduction to our January 29, 2007 retained earnings of $115.  Our liability for unrecognized tax benefits is $2,125 as of January 29, 2007, of which none would impact our effective tax rate if recognized.  The adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from income taxes payable to other current liabilities and other long-term liabilities in our unaudited October 28, 2007 Consolidated Balance Sheet.

Our liability for unrecognized tax benefits is $2,218 as of October 28, 2007, of which none would impact our effective tax rate if recognized.

With the adoption of FIN 48, we elected to make an accounting policy change to recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.  As of the date of adoption, we had $383 accrued for the payment of interest, which is included in the $2,125 unrecognized tax benefit noted above.  No amounts were accrued for penalties with respect to unrecognized tax benefits.  At October 28, 2007, we had accrued $535 for the payment of interest.

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

(5)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

Diluted earnings per share excludes the impact of the exercise of options to purchase 39,119 shares of stock for the thirteen week period ended October 28, 2007 and 44,594 for same period ended October 29, 2006, and 42,190 shares of stock for the thirty-nine week period ended October 28, 2007, as the effect would be antidilutive due to the net loss recorded during each of the respective periods.

The average number of shares used in computing earnings (loss) per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

October 28, 2007	3,809,363	3,809,363
October 29, 2006	3,793,252	3,793,252

Thirty-Nine Weeks Ended	Basic	Diluted

October 28, 2007	3,805,795	3,805,795
October 29, 2006	3,791,579	3,831,533

(6)           Subsequent Events

None

(7)           New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2010. We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

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

OVERVIEW

Operations.  The Company is a regional discount retailer operating 256 stores in 22 states in the central United States.  The thirteen weeks ended October 28, 2007 and October 29, 2006 are referred to herein as the third quarter of fiscal 2008 and 2007, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

Company Initiatives.
  IT initiative:  In fiscal 2006, the Company began a company wide IT initiative.  This included updating the hardware and software applications at the General Office and store locations.  This initiative required the Company to invest capital in addition to committing the Company to future SG&A expenses.
  Growth initiative:  In fiscal 2007, the Company opened seven stores.  In fiscal 2008, the Company plans to open 18 stores.  This initiative required the Company to invest capital in addition to committing the Company to future SG&A expenses.
  Material weaknesses remediation initiative:  The Company created its Internal Audit Department in the fourth quarter of fiscal 2007.  The Company is aggressively strengthening its control environment via the Internal Audit Department and using the assistance of third party consultants to aid in the remediation of the existing material weaknesses.
Recent Events.

Key Items in Third Quarter Fiscal 2008

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2008 were:

•	Net sales increased 5.0% to $114,314. Same store sales increased 2.2% compared to the prior year third quarter.
•	Gross margin percentage increased to 32.2% of sales, when compared to 31.1% in the prior year third quarter.
•	Net loss per share was $(0.43) in the third quarter of fiscal 2008 compared to $(0.17) per share in the prior year third quarter.
•	The Company’s earnings before interest, taxes, depreciation and amortization and share-based compensation expense (“EBITDA”) from continuing operations for the third quarter 2008 was $125.
•	The Company’s return on average equity (“ROE”) for the third quarter 2008 was (1.5)%.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores increased 2.3% compared to the prior year third quarter, the ALCO stores same store sales increased 2.8%, and the Duckwall same stores sales decreased 5.5% during the third quarter of fiscal 2008.  In the third quarter ended October 28, 2007, the Company opened six ALCO stores, closed one ALCO Store and four Duckwall stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2007 Compared to Thirteen Weeks Ended October 29, 2006.

Net Sales

Net sales for the third quarter of fiscal 2008 increased $5,484, or 5.0%, to $114,314 compared to $108,830 for the third quarter of fiscal 2007.  Same store sales increased 2.2% when compared with the prior year same quarter.  The sales were favorably impacted by customer acceptance of the current merchandise strategy and an average transaction increase of $0.61 to $18.85 or 3.3%.

Gross Margin

Gross margin for the third quarter of fiscal 2008 increased $2,965, or 8.8%, to $36,810 compared to $33,845 in the third quarter of fiscal 2007.  Gross margin as a percentage of sales was 32.2% for the third quarter of fiscal 2008, which increased when compared to 31.1% for the third quarter of fiscal 2007.   The increase in the gross margin percentage was primarily due to lower freight costs (58 basis points), increased vendor support (174 basis points) and significantly improved initial markon percentages (44 basis points); offset by increased markdowns (103 basis points) and shrinkage (63 basis points).  The increase in vendor support is due to new store allowances for six new stores opened in the third quarter of fiscal 2008 compared to no new stores opened in the third quarter of fiscal 2007.

SG&A

Selling, general and administrative expense increased $4,394 or 13.5%, to $37,002 in the third quarter of fiscal 2008 compared to $32,608 in the third quarter of fiscal 2007.  As a percentage of net sales, selling, general and administrative expenses for fiscal 2008 were 32.4%, compared to 30.0% for fiscal 2007.  Significant fluctuations are identified in the table below:

	For the Thirteen Weeks
	Ended
	October 28, 2007	October 29, 2006	Variance

Final SG&A as reported	$37,002	$32,608	$4,394
Less: significant fluctuations
IT initiative costs (System & POS)	(637)	(277)	(360)

Growth initiative
Non comparable store expenses	(1,745)	(639)	(1,106)
Non comparable preopening expenses	(1,164)	(276)	(888)
Increased expenses for Growth - New Store Development and other departments	(1,216)	(890)	(326)
Total growth initiative	(4,125)	(1,805)	(2,320)

Material weaknesses remediation initiative	(467)	(362)	(105)

Timing variances
CO-OP income	1,191	2,000	(809)
Vacation and sick leave accrual	(227)	132	(359)
Inventory service fees	(401)	(562)	161
Total timing variances	563	1,570	(1,007)

Other
Planned increased store maintenance expenses	(1,090)	(697)	(393)
Professional services	(509)	(274)	(235)
Share based compensation	(317)	(268)	(49)
Total other	(1,916)	(1,239)	(677)

Subtotal of significant fluctuations	(6,582)	(2,113)	(4,469)
SG&A, excluding significant fluctuations	$30,420	$30,495	$(75)

As a percentage of comparable store sales, selling, general and administrative expenses, excluding significant fluctuations for fiscal 2008 were 27.8%, compared to 28.5% for fiscal 2007. The Company opened six new stores in the third quarter of fiscal 2008 compared to no new stores opened in the third quarter of fiscal 2007.  Inventory service fees decreased in the third quarter of fiscal 2008 and are expected to be consistent with fiscal 2007.  Fiscal 2008 CO-OP income is expected to be consistent with fiscal 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $269, or 16.4%, to $1,905 in the third quarter of fiscal 2008 compared to $1,636 in the third quarter of fiscal 2007.  The increase is primarily due to new stores opened in the third quarter of fiscal 2007 and the first quarter of fiscal 2008 and items related to the IT initiative.

Interest Expense

Interest expense increased $120, or 14.8%, to $929 in the third quarter of fiscal 2008 compared to $809 in the third quarter of fiscal 2007.  The increase in interest expense was due to higher levels of borrowing due to opening six new stores in the third quarter of fiscal 2008 compared to zero for fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the third quarter of fiscal 2008 was 41.4%, compared to 49.4% in the third quarter of fiscal 2007.  The effective tax rate is lower due to work opportunity tax credits not being effective in the third quarter of fiscal 2007.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations, net of income tax, was $137 in the third quarter of fiscal 2008, compared to loss of $37 in the third quarter of fiscal 2007.  In the third quarter of fiscal 2008, one ALCO store and four Duckwall stores were closed.  The gain for the third quarter of fiscal 2008 was due the sale of property from the ALCO store closed in the third quarter of fiscal 2008.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

Thirty-Nine Weeks Ended October 28, 2007 Compared to Thirty-Nine Weeks Ended October 29, 2006.

Net Sales

Net sales for the thirty-nine week period of fiscal 2008 increased $13,124, or 3.9%, to $348,267 compared to $335,143 for the thirty-nine week period of fiscal 2007.  Same store sales increased 1.8% when compared with the prior year.  The sales were favorably impacted by customer acceptance of the current merchandise strategy and an average transaction increase of $0.63 to $18.80 or 3.5%.

Gross Margin

Gross margin for the thirty-nine week period of fiscal 2008 increased $9,695, or 9.6%, to $111,237 compared to $101,542 in the thirty-nine week period of fiscal 2007.  Gross margin as a percentage of sales was 31.9% for the thirty-nine week period of fiscal 2008, which increased when compared to 30.3% for the thirty-nine week period of fiscal 2007.   The increase in the gross margin percentage was primarily due to lower freight costs (44 basis points) and significantly improved initial markon percentages (48 basis points), increased vendor support (110 basis points); offset by increased markdowns (3 basis points) and shrinkage (39 basis points).  The increase in vendor support is due to new store allowances for eight new stores opened in fiscal 2008 compared to four new stores opened in fiscal 2007.

SG&A

Selling, general and administrative expense increased $12,234 or 13.2%, to $105,213 in the thirty-nine week period of fiscal 2008 compared to $92,979 in the thirty-nine week period of fiscal 2007.  As a percentage of net sales, selling, general and administrative expenses in the third quarter of fiscal 2008 were 30.2%, compared to 27.7% in the third quarter of fiscal 2007.  Significant fluctuations are identified in the table below:

	For the Thirty-Nine Week
	Periods Ended
	October 28, 2007	October 29, 2006	Variance

Final SG&A as reported	$105,213	$92,979	$12,234
Less: significant fluctuations
IT initiative costs (System & POS)	(1,909)	(627)	(1,282)

Growth initiative
Non comparable store expenses	(4,083)	(1,401)	(2,682)
Non comparable preopening expenses	(1,516)	(620)	(896)
Increased expenses for Growth - New Store Development and other departments	(3,529)	(2,569)	(960)
Total growth initiative	(9,128)	(4,590)	(4,538)

Material weaknesses remediation initiative	(1,294)	(565)	(729)

Timing variances
CO-OP income	4,065	5,911	(1,846)
Vacation and sick leave accrual	(207)	21	(228)
Inventory service fees	(1,101)	(698)	(403)
Total timing variances	2,757	5,234	(2,477)

Other
Planned increased store maintenance expenses	(3,307)	(2,087)	(1,220)
Professional services	(1,630)	(1,371)	(259)
Share based compensation	(893)	(541)	(352)
Total other	(5,830)	(3,999)	(1,831)

Subtotal of significant fluctuations	(15,404)	(4,547)	(10,857)
SG&A, excluding significant fluctuations	$89,809	$88,432	$1,377

As a percentage of comparable store sales, selling, general and administrative expenses, excluding significant fluctuations for fiscal 2008 were 26.7%, compared to 26.8% for fiscal 2007. The Company has opened eight new stores and relocated two Duckwall stores to ALCO stores in fiscal year 2008 compared to opening four stores in fiscal year 2007.  Fiscal 2008 inventory service fees, CO-OP income and vacation and sick leave accrual are expected to be consistent with fiscal 2007.  The non comparable store expenses, IT initiative costs, store maintenance expenses and increased expenses for growth for fiscal 2008 were budgeted to be higher than fiscal 2007.  SG&A, excluding significant fluctuations for fiscal 2008, increased 1,377 or 1.6% over fiscal 2007.  The Company is constantly looking for opportunities to reduce SG&A expenses for the remainder of fiscal 2008 and future years.

Depreciation and Amortization

Depreciation and amortization expense increased $747, or 15.3%, to $5,637 in the thirty-nine week period of fiscal 2008 compared to $4,890 in the thirty-nine week period of fiscal 2007.  The increase is primarily due to new stores opened in the third quarter of fiscal 2007 and the first quarter of fiscal 2008 and items related to the IT initiative.

Interest Expense

Interest expense increased $516, or 25.7%, to $2,526 in the thirty-nine week period of fiscal 2008 compared to $2,010 in the thirty-nine week period of fiscal 2007.  The increase in interest expense was due to higher levels of borrowing due to opening eight new stores in fiscal 2008 compared to four new stores in fiscal 2007.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the thirty-nine week period of fiscal 2008 was 42.1%, compared to 35.1% in the thirty-nine week period of fiscal 2007.  The effective tax rate is higher due to work opportunity tax credits not being effective in fiscal 2007 offset by permanent tax differences relating to share based compensation expense.

Earnings (Loss) from Discontinued Operations

Loss from discontinued operations, net of income tax, was $35 in the thirty-nine week period of fiscal 2008, compared to earnings from discontinued operations of $230 in the thirty-nine week period of fiscal 2007.  Two ALCO stores and six Duckwall stores were closed during fiscal 2008.   The gain for the thirty-nine week period of fiscal 2007 was due to a property held for sale in relation to the store closings done in fiscal 2006.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.

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

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods Ended
SG&A Expenses Breakout	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
General office	$5,291	$4,224	$16,404	$13,271
Distribution center	2,332	2,411	6,256	6,368
401(K) expense	118	124	356	358
Comparable stores SG&A	26,035	24,666	75,705	70,420
Non comparable stores SG&A (1)	2,909	915	5,599	2,021
Shared based compensation expense	317	268	893	541
Final SG&A as reported	$37,002	$32,608	$105,213	$92,979

ROE (2)	-1.5%	-0.6%	-1.2%	1.3%

Net sales	$114,314	$108,830	$348,267	$335,143
SG&A as % of sales	32.4%	30.0%	30.2%	27.7%

SG&A per average selling square foot	$8.61	$7.80	$24.47	$22.22

EBITDA (3)	$125	$1,505	$6,917	$9,104
EBITDA per average selling square foot (4)	$0.03	$0.36	$1.61	$2.18

Sales per average selling square feet (5)
ALCO	$27.29	$26.75	$83.09	$82.35
Duckwall	$18.44	$18.35	$57.34	$56.52
Total	$26.59	$26.02	$80.99	$80.10

Average inventory per average selling square feet (5)(6)
ALCO (7)	$31.91	$30.47	$31.60	$29.60
Duckwall	$23.74	$22.68	$23.59	$22.85
Total (7)	$31.27	$29.79	$30.94	$29.01

Average selling square feet (5)	4,299	4,182	4,300	4,184
Average square feet % change	2.8%	6.2%	2.8%	6.9%

Total stores operating beginning of period	255	254	256	251
Total stores operating end of period	256	253	256	253

Supplemental Data:
Same store sales change	2.2%	5.0%	1.8%	6.4%
Total customer count change	-0.6%	1.4%	-1.5%	3.3%
Average sale per ticket change	3.3%	7.1%	3.5%	7.0%

(1) Non Comparable Stores are those stores opened in Fiscal 2008 & Fiscal 2007.
(2) Return on average equity (ROE) is calculated as net earnings (loss) divided by average stockholders' equity.
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2
(3) Adjusted EBITDA is a non-GAAP financial measure and is calculated as earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.
(4) Adjusted EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
(5) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
(6) Average inventory is (beginning inventory plus ending inventory) divided by 2. This includes only the merchandise inventory at store level.
(7) Excludes inventory from unopened stores.

Average inventory per average selling square feet as of the thirty-nine week period of fiscal 2008 when compared to the same period of fiscal 2007 decreased 25.6% when measured against the average inventory per selling square feet as of the twenty-six week periods of fiscal 2008 and fiscal 2007.

Fiscal 2008 Compared to Fiscal 2007

General Office expenses for fiscal 2008 increased $3,133 or 23.6%.  The increase is primarily due to:
  increased professional fees of $872
  increased travel expenses of $278
  increased relocation expenses of $270
  expenses associated with additional departments and personnel for growth  initiative of $1,124 reclassification of capital lease rent credit of $957 to comparable store

Comparable store SG&A expenses increased $5,285 or 7.5%.  The increase is primarily due to:
  increased inventory service fees $403
  increased services related to planned store maintenance expense $1,220 increased expenses associated with the Company's IT initiative $1,234 reduced CO-OP advertising income $1,846
  reclassification of capital lease rent credit of $957 from general office
Non Comparable Stores SG&A expenses increased $3,578 or 177.0%.  The Company has opened 11 stores since the third quarter of fiscal 2007.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA per selling square foot from earnings (loss) from continuing operations:

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006

Earnings (loss) from continuing operations	$(1,772)	$(611)	$(1,238)	$1,080
Plus interest	929	809	2,526	2,010
Plus taxes	(1,254)	(597)	(901)	583
Plus depreciation and amortization	1,905	1,636	5,637	4,890
Plus share based compensation expense	317	268	893	541
=EBITDA	$125	$1,505	$6,917	$9,104

Earnings (loss) from continuing operations per square foot	$(0.41)	$(0.15)	$(0.29)	$0.26
Plus interest per square foot	0.22	0.19	0.59	0.48
Plus taxes per square foot	(0.29)	(0.14)	(0.21)	0.14
Plus depreciation and amortization per square foot	0.44	0.39	1.31	1.17
Plus stock option expense per square foot	0.07	0.06	0.21	0.13
=EBITDA per selling square foot	$0.03	$0.36	$1.61	$2.18

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At October 28, 2007, working capital (defined as current assets less current liabilities) was $127,880 compared to $116,575 at October 29, 2006.  The increase in working capital was primarily attributable to increases in inventory.

The Company has a loan agreement with its lenders that provides a revolving loan credit facility is generally limited to a borrowing base 70% of eligible inventory, as defined in the loan agreement, up to $70,000 of long-term financing.  The borrowing base computation as of October 28, 2007 was $118,700, which creates $48,700 of suppressed availability.  Suppressed availability is defined as the borrowing base computation less $70,000.  The amount advanced (through a note or letters of credit) to the Company under the credit facility bears interest at (i) the prime rate plus a margin, as defined, which varies based on the amount outstanding (Base Loan) or (ii) based on the Euro dollar rate plus a margin, as defined, (Index Loan).  Based upon its projected financial requirements, the Company uses a combination of short term Euro dollar contracts and borrowing at prime.  Advances are secured by a security interest in the Company's inventory.  The loan agreement contains various restrictions that are applicable if the Company fails to maintain excess availability of at least $27,500, including limitations on additional indebtedness, acquisitions of assets and payment of dividends.  The loan agreement expires on April 15, 2010.  As of October 28, 2007, the Company has borrowed $48,461 under this facility.  The lender had also issued letters of credit aggregating $3,489 at such date on behalf of the Company.  Availability under this facility as of October 28, 2007 was $66,750, including $48,700 of suppressed availability.  The Company has confirmation from its lender, that it considers suppressed availability when determining excess availability for the purposes of covenant compliance.

Cash used in operating activities in the thirty-nine week period of fiscal 2008 and 2007 was $19,950 and $23,809 respectively.  The decrease in the amount of cash used in operating activities in the thirty-nine week period of fiscal 2008 compared to the thirty-nine week period of fiscal 2007 was primarily due to increases in accrued salaries, taxes other than income and a decrease in other assets and liabilities, offset by an increase in prepaid expenses and a decrease in income tax payable.

Cash (used in) provided by investing activities (including acquisitions, divestitures and remodeling of property and equipment) in the thirty-nine week period of fiscal 2008 and 2007 totaled ($9,217) and $7,300, respectively.

Cash provided by financing activities in the thirty-nine week period of fiscal 2008 and 2007 of $30,709 and $20,884 respectively.  Net borrowings on the revolving loan generated $27,384 during the thirty-nine week ended October 28, 2007, compared to $15,602 during the thirty-nine week period of the prior fiscal year.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and thirty-nine week periods of fiscal 2008 and 2007:

	For the Thirteen Weeks		For the Thirty-Nine Weeks
	Ended		Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Merchandise Category:
Consumables and commodities	32%	32%	31%	31%
Electronics, entertainment, sporting goods, toys and outdoor living	20%	19%	24%	24%
Apparel and accessories	22%	22%	20%	20%
Home furnishings and décor	14%	15%	14%	14%
Other	12%	12%	11%	11%
Total	100%	100%	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2010. We are presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $520.

The Company has and continues to analyze its debt structure in relation to interest rate risk and believes the mix of debt instruments utilized by the Company (revolving line of credit, capital leases and operating leases) adequately addresses these risk issues.  This process of evaluation is continuous and the Company will adjust its debt structure as is appropriate depending on market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of October 28, 2007. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 28, 2007 because of the material weaknesses described in internal control over financial reporting described below in Item 4(b).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 28, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of October 28, 2007.

•           The control environment influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting. The Company's control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Material weaknesses in the control environment were a contributing factor in the material weaknesses listed below and resulted in more than a remote likelihood that material misstatements of the annual or interim financial statements would not be prevented or detected. Specifically, the following material weaknesses were identified in the Company’s control environment as of October 28, 2007:

A sufficient complement of skilled finance, tax and accounting resources did not exist to perform supervisory reviews and monitoring activities over certain financial reporting matters and controls.

An adequate control consciousness did not exist to support effective application of policies and the execution of procedures within the daily operation of financial reporting controls.

Management’s assessment identified the following additional material weaknesses in the Company’s internal control over financial reporting as of October 28, 2007:

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

(c)    Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 28, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

To address the material weaknesses described above the Company:

•             is evaluating the overall control environment.  The Company recognizes its need in this area.  The Company began a process of evaluating its level of skill in finance, tax and accounting prior to this year.  To assist our staff, in fiscal 2006, the Company engaged an external resource to assist in analyzing and evaluating its internal control structure, including development of additional controls and improvement of existing controls.  The Company began hiring and staffing an internal audit department in the fourth quarter of fiscal 2007.  The Company continues to evaluate the need for training in internal financial control procedures throughout the organization.  This will include the review of the level of skill in finance, tax and accounting to adequately assure proper supervisory review and monitoring activities over certain financial reporting matters and controls.  Emphasis will be made to assure an adequate control consciousness exists throughout the organization.  The Company has created an Oversight Committee that meets on a regular basis to discuss and evaluate its control environment.  Effective with the third quarter ended October 28, 2007, the Company has implemented an Internal Control Environment Questionnaire to its Senior Officers to ensure up to date control policies are in place.

•             has begun a review and have documented all policies and procedures relating to the accounting for fixed assets in a Capitalized Asset Policy, which defines controls to ensure compliance to U.S. generally accepted accounting principles and to assure the accuracy of all fixed asset activity.

•             has established the appropriate segregation between human resources and payroll. This process was completed during the third quarter of fiscal 2008. The reconciliation of employee payroll withholding amounts as reported on the payroll register to the amounts recorded in the general ledger is being reviewed by management personnel on a monthly basis. Evaluation and training of personnel responsible for reconciliations to assure proper staffing in these areas was completed in the second quarter of fiscal 2008.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which the Company is party of or with any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 28, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of October 28, 2007.  The following are details of repurchases under this program for the period covered by this report:
				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number Of		Purchased as Part	Units) that May Yet
	Shares (or Units)	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share (or Unit)	Plans or Programs	the Plans or Programs
February 1 – February 28, 2007	0	0	0	196,663
March 1 – March 31, 2007	0	0	0	196,663
April 1 – April 30, 2007	0	0	0	196,663
May 1 - May 31, 2007	0	0	0	196,663
June 1 - June 30, 2007	0	0	0	196,663
July 1 - July 31, 2007	0	0	0	196,663
August 1 - August 31, 2007	0	0	0	196,663
September 1 - September 30, 2007	0	0	0	196,663
October 1 - October 31, 2007	0	0	0	196,663

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 6, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 6, 2007, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 28, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 6, 2007, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 28, 2007 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.