Form 10-K
period 2008-02-03
DUCKWALL ALCO STORES INC
filed 2008-04-29
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer", "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The aggregate market value of the 3,809,341 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $150,354,689 on July 30, 2007, based on a closing sale price of $39.47. As of April 25, 2008, there were 3,810,591 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

DUCKWALL-ALCO FISCAL 2008 FORM 10-K

PART I

ITEM 1.                              BUSINESS.

History

Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to discount retailing when it opened its first ALCO discount store. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that don’t have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. This strategy includes opening ALCO discount stores. As of February 3, 2008, the Company operates 262 retail stores located in the central United States, consisting of 204 ALCO retail discount stores and 58 Duckwall variety stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 262 stores in 22 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national full-line retail discount chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO discount stores offer a full line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall variety stores offer a more limited selection of similar merchandise.

Of the Company's 204 ALCO discount stores, 157 stores are located in communities that do not have another full-line discounter. The ALCO discount stores account for 95% of the Company's net sales. The current ALCO store averages 20,410 square feet of selling space. However, the Company's store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,500 square feet of selling space. Based on the Company’s experience, the design of the Class 20 Stores produces the greatest return on investment for newly opened stores.

All of the Company's discount and variety stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

For 2008 and 2007, the percentage of sales by product category were as follows:

	Percentage of Sales

	2008	2007
Merchandise Category:
Consumables and commodities	30%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	25%
Apparel and accessories	20%	20%
Home furnishings and décor	14%	14%
Other	11%	11%

Total	100%	100%

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

Technology: The Company went live on its Point-of-Sale (POS) system in the third quarter of fiscal 2007. Financial Planning, Performance Analysis, and Merchandise Allocation systems went live in the second quarter of fiscal 2007. The Company is expanding functionality of its POS system during fiscal 2009; this includes, but is not limited to, automated time and attendance, Corporate Daily Dashboard intelligence and automating other manual store level functions.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of eight to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2008, these circulars were distributed 43 times in ALCO markets. In its Duckwall markets, the Company discontinued advertising in fiscal year 2008. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2009, the Company will distribute approximately 40 circulars in ALCO markets.

Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 15 ALCO stores and relocate 3 smaller ALCO stores to larger, prototype locations during fiscal year 2009.  Of the 15 ALCO stores, four are Duckwall store conversions. In fiscal year 2008, the Company converted two Duckwall and two Class 12 locations to Class 20 stores. The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States. The following table summarizes the Company's store development during the past three fiscal years:

	2008		2007		2006
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	18	-	7	-	7	1
Stores Closed	3	9	1	1	10	13
Net New Stores	15	(9)	6	(1)	(3)	(12)

As of February 3, 2008, the Company owned four ALCO and one Duckwall location, and leased 200 ALCO and 57 Duckwall locations. The Company's present intention is to lease all new stores; however, the Company may own some of the ALCO locations. The estimated investment to open a new prototype ALCO store that is leased is approximately $800,000 for the equipment and inventory.

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

Purchasing

Procurement and merchandising of products is directed by a staff of a Vice President - General Merchandise Manager who is responsible for specific product categories. The Company employs twenty merchandise buyers. Buyers are assisted by a management information system that provides them with current price, volume information and on-hand quantities by SKU (stock keeping unit), thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,200 suppliers. The Company generally does not utilize long-term supply contracts. Only one supplier accounted for more than 5% of the Company's total purchases in fiscal 2008 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

The Company's pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2009, promotions on various items will be offered approximately 40 times through advertising circulars.

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

Management Information Systems

The Company has committed significant resources to the purchase and application of available computer hardware and software to its discount retailing operations with the intent to lower costs, improve customer service and enhance general business planning. In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's ALCO discount stores have POS computer terminals that record certain sales data in a format that can be transmitted nightly to the Company's data processing facility where it is used to produce daily and weekly management reports. During the last five fiscal years, the Company has devoted resources to development of systems that have improved information available to management and improved specific operational efficiencies.

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

Store Locations

As of February 3, 2008, the Company operated 204 ALCO stores in 22 states located in smaller communities in the central United States. The ALCO stores average approximately 20,410 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 58 Duckwall stores in 9 states. The geographic distribution of the Company's stores is as follows:

Duckwall Stores		ALCO Stores

Colorado	5	Arizona	8	Montana	1
Iowa	4	Arkansas	5	Nebraska	16
Kansas	23	Colorado	12	New Mexico	9
Nebraska	6	Idaho	3	North Dakota	8
New Mexico	1	Georgia	3	Ohio	5
North Dakota	2	Illinois	11	Oklahoma	8
Oklahoma	6	Indiana	14	South Dakota	9
South Dakota	2	Iowa	10	Texas	27
Texas	9	Kansas	28	Utah	6
		Minnesota	11	Wisconsin	1
		Missouri	6	Wyoming	3

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

In the discount retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national full-line discount stores in 32 of its ALCO markets, and another 15 ALCO stores are in direct competition with regional full-line discount stores. The competing regional and national full-line discount retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional full-line discount retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at retail discount stores and other retailers located in regional trade centers, and to that extent the Company competes with such discount stores and retailers. The Company also competes for retail sales with mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer’s outlets, and the internet. In the 123 markets in which the Company operates a Class 18 Store, only 23 markets have direct competition from a national or regional full-line discount retailer. The Company competes with dollar stores in approximately 80 percent of its ALCO stores and approximately 30 percent of its Duckwall stores.

Employees

As of February 3, 2008, the Company employed approximately 4,675 people. Of these employees, approximately 425 were employed in the general office and distribution center in Abilene Kansas, and 4,250 in the store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. We offer a broad range of company-paid benefits to our employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on the employees' full-time or part-time status and/or length of service. There is no collective bargaining agent for any of the Company's employees. The Company considers its relations with its employees to be excellent.

Seasonality

The Company, like that of most retailers, is subject to seasonal influences.  The Company’s highest sales levels occur in the fourth quarter of its fiscal year, which includes the Christmas holiday selling season.  For more information on seasonality, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Seasonality and Quarterly Results.”

Trademarks and Service Marks

The names “Duckwall” and “ALCO” are registered service marks of the Company.  The Company considers these marks and the accompanying name recognition to be valuable to the business.

Available Information

The Company’s internet website is www.ALCOstores.com.  Through the “Investors” portion of this website, we make available, free of charge, our proxy statements, Annual Reports on Form 10-K, SEC Forms 3, 4 and 5 and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission.

Charters of our Board of Directors’ Audit Committee and Compensation Committee; and Code of Business Conduct and Ethics for Directors and Senior Officers as well as for Associates have also been posted on our website, under the caption “Investors - Corporate Governance.”

Information contained on the Company’s website is not part of this Annual Report on Form 10-K. The materials listed above will be provided without charge to any stockholder submitting a written request to the Company’s Secretary at 401 Cottage, Abilene, Kansas 67410-2832.

ITEM 1A.                      RISK FACTORS.

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

Store Expansion

The growth in the Company’s sales and operating net income depends to a substantial degree on its expansion program. This expansion strategy is dependent upon the Company’s ability to open and operate new stores effectively, efficiently, and on a profitable basis. The Company prefers to locate its ALCO stores in smaller retail markets where no competing full-line discount retail store is located within the primary trade area. The Company’s ability to timely open new stores and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.

Financing

In the event we need additional financing, there can be no assurances that these funds will be available on a timely basis or on reasonable terms. Failure to obtain such financing could constrain our ability to operate or grow the business. In addition, any ratings downgrade of our securities, or any negative impacts on the credit market, generally, could negatively impact the cost or availability of capital. We believe operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies.

Information Technology

The Company’s ability to utilize technology upgrades could have a material impact on the Company’s results of operations.  The Company depends on information systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative effect on our business.

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

Internal Control

The Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The Company continues to refine and test its internal control over financial reporting processes.

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

Dependence on Officers

The development of the Company’s business is largely dependent on the efforts of its current management team headed by Donny R. Johnson and four other executive officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based on its financing requirements. Changes in interest rates could have a negative impact on the Company’s profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a general office (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the general office (approximately 95,500 square feet).

Four of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. As of February 3, 2008, such ALCO leases account for approximately 5,100,000 square feet of lease space, which expire as follows: approximately 343,298 square feet (6.7%) expire between February 3, 2008 and February 1, 2009; approximately 655,449 square feet (12.9%) expire between February 2, 2009 and January 31, 2010; and approximately 655,449 square feet (12.9%) expire between February 1, 2010 and January 30, 2011. The remainder of the leases expire through 2023. All Duckwall store leases have terms remaining of fifty months or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS.

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VORE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 3, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2008 and 2007.

Fiscal 2008	High	Low
First quarter	$41.49	$34.44
Second quarter	$40.50	$36.51
Third quarter	$40.88	$35.13
Fourth quarter	$37.00	$21.53

Fiscal 2007	High	Low
First quarter	$26.70	$22.34
Second quarter	$34.93	$25.40
Third quarter	$38.54	$33.65
Fourth quarter	$42.06	$33.77

The following graph compares the cumulative total return of the Company, the NASDAQ Stock Market Index, and the S&P Retail Index (assuming dividends reinvested at the end of each subsequent fiscal year). The graph assumes $100 was invested on February 1, 2003 in Duckwall-ALCO Stores, Inc. Common Stock, the NASDAQ Stock Market Index, and the S&P Retail Index.

Comparative Total Stock Returns
Dollar
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
2003
2004
2005
2006
2007
2008
NASDAQ Composite Index
S&P Retail Index
Duckwall-ALCO Stores, Inc.

	2003	2004	2005	2006	2007	2008
NASDAQ Composite Index	100.00	156.42	154.12	174.44	184.38	182.70
S&P Retail Index	100.00	148.35	169.05	182.31	201.55	167.80
Duckwall-ALCO Stores, Inc.	100.00	156.04	194.79	266.56	376.88	227.71

Based upon the data reflected in the table, a $100 investment in the Company's Common Stock would have a total return value of $227.71 at February 3, 2008, as compared to $182.70 for the Composite NASDAQ Index and $167.80 for the S&P Retail Index.

There can be no assurances that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above.  The Company does not make or endorse any predictions as to future stock performance.  We did not sell any equity securities during fiscal 2008 which were not registered under the Securities Act.

As of April 25, 2008, there were approximately 1,200 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Loan and Security Agreement, dated as of January 18, 2008, between the Company and Bank of America allow for the payment of dividends unless certain loan covenants are triggered, which are not expected to occur during fiscal 2009.

Company Repurchases of Common Stock

The Company did not repurchase any shares of the Common Stock during the fourth quarter ended February 3, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any equity securities during fiscal 2008 that were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our June 4, 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 6.              SELECTED FINANCIAL DATA.
            SELECTED CONSOLIDATED FINANCIAL DATA
        (Dollars in thousands, except per share and store data)

	Fiscal Year Ended
	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	February 3,	January 28,	January 29,	January 30,	February 1,
Statement of Operations Data	2008	2007	2006	2005	2004
Net sales	$499,032	467,321	425,756	400,545	390,331
Cost of sales	341,393	318,999	289,621	267,105	259,123
Gross margin	157,639	148,322	136,135	133,440	131,208

Selling, general and administrative expenses (SG&A) (1)	144,937	130,445	122,705	119,825	115,198
Depreciation and amortization (4)	9,817	6,868	5,873	6,333	6,735
Income from continuing operations	2,885	11,009	7,557	7,282	9,275
Interest expense	3,382	2,730	1,272	1,231	1,386
Earnings (loss) from continuing operations before
income taxes and discontinued operations	(497)	8,279	6,285	6,051	7,889
Income tax expense (benefit)	(252)	2,893	1,710	2,077	2,387
Earning (loss) from continuing operations before
discontinued operations	(245)	5,386	4,575	3,974	5,502
Income (loss) from discontinued operations, net
of income tax	21	318	(2,626)	(51)	1,011
Net earnings (loss)	$(224)	5,704	1,949	3,923	6,513

Per share information
Earnings (loss) per share - basic
Earnings (loss) before discontinued operations	$(0.06)	1.42	1.12	0.90	1.30
Discontinued operations	0.01	0.08	(0.64)	(0.01)	0.24
Net earnings (loss)	$(0.05)	1.50	0.48	0.89	1.54

Earnings (loss) per share - diluted
Earnings (loss) before discontinued operations	$(0.06)	1.41	1.11	0.89	1.27
Discontinued operations	0.01	0.08	(0.64)	(0.01)	0.23
Net earnings	$(0.05)	1.49	0.47	0.88	1.50

Weighted average shares outstanding:
Basic	3,807,033	3,792,202	4,083,798	4,391,538	4,243,441
Diluted	3,807,033	3,828,928	4,117,922	4,464,416	4,343,381

Operating Data
Stores open at year-end	262	256	251	266	264
Stores in non-competitive markets at year-end (2)	215	222	222	231	230

Percentage of total stores in non-competitive markets (2)	82.06%	86.72%	88.45%	86.84%	87.12%
Net sales of stores in non-competitive markets (2)	$391,913	$404,196	$381,863	$366,637	$363,634

Percentage of net sales from stores in non-competitive markets (2)	78.54%	85.05%	87.78%	84.59%	83.99%
Same-store sales increase for all stores (3)	0.80%	6.02%	3.12%	0.13%	0.98%

Same-store sales increase for stores in non-competitive markets (2)(3)	3.31%	6.43%	3.67%	0.78%	2.09%

Balance Sheet Data
Total assets	$185,386	$195,420	$178,922	$163,118	$167,493

Total debt (includes capital lease obligation and current maturities)	33,013	29,988	26,240	8,605	10,876
Stockholders' equity	107,172	106,060	102,147	114,676	109,193

(1)
Effective January 29, 2006, the Company adopted SFAS no 123(R), Share-Based Payments. Included in selling, general and administrative expenses is $1.1 million of share-based compensation expense in fiscal 2008 and $821 in fiscal 2007, respectively.  No expense was recorded for share-based compensation in earlier years.

(2)
“Non-competitive” markets refer to those markets where there is not a national or regional full-line discount store located in the primary market served by the Company. The Company's stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 “Business-Competition”.

(3)
Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.  For fiscal 2008, sales were reduced by the week 53 amount.

(4)	In fiscal 2008, a provision for asset impairment of $2.1 million is included in depreciation and amortization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Operations. The Company is a regional discount retailer operating in 22 states in the central United States.

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal year 2008 consisted of 53 weeks, fiscal years 2007 and 2006 each consisted of 52 weeks. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. Although the Company prefers markets that do not have direct competition from national or regional full-line discount stores, its strategy does not preclude it from entering competitive markets. Even in non-competitive markets, competition still exists, as the Company's customers still shop at retail discount stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, mass merchandisers, dollar stores, manufacturer's outlets, and the internet.

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

Recent Events.  On January 18, 2008, the Company closed on an Amended and Restated Credit Agreement (the "Facility") with Bank of America, N.A. and Wells Fargo Retail Finance, LLC. The $105 million Facility has a term of three years and replaces the Company's previous revolving credit facility which was in the amount of $70 million.

The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) Bank of America, N.A. prime rate plus a margin, as defined in the Facility, which varies based on the amount outstanding or (ii) based on the LIBOR rate plus a margin, as defined in the Facility.  The amount advanced is generally limited to 85% of eligible inventory and eligible receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.

On February 22, 2008, former President and Chief Executive Officer Bruce C. Dale resigned.  Senior Vice President – Chief Financial Officer Donny R. Johnson was named Interim President and Chief Executive Officer.  Vice President – Controller Jon A. Ramsey was named Interim Chief Financial Officer.  On April 11, 2008 the Company announced that four members of corporate management were terminated:  John Sturdivant,  Senior Vice President Store Operations; Ron Mapp, Senior Vice President Merchandising; Mike Gawin, Vice President and Divisional Merchandise Manager Softlines; and Virginia Meyer, Vice President Marketing.

During the first quarter of fiscal 2009, the Company has had changes made to its board of directors.  These have been reported by the Company on various 8-K filings.

During fiscal 2008, the Company recorded an impairment charge of $2.1 million to write-down long-lived assets such as store fixtures and leasehold improvements to their estimated fair value for 14 stores (10 ALCO stores and 4 Duckwall stores) to be closed in the first quarter of fiscal 2009. Management anticipates additional costs related to the store closings, primarily future lease costs (net of estimated sublease income) and severance costs of $1.5 to $1.8 million will be recorded in the first quarter of fiscal 2009.

Items Impacting Specific Periods. The Company had items impacting specific periods.  During the fourth quarter of fiscal 2007 the Company experienced store physical inventory shrinkage $795 higher than expected.

Key Items in Fiscal 2008. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during fiscal 2008 were:

•	Net sales increased 6.8% to $499,032. Same store sales increased 2.8% compared to the prior year.
•	Gross margin decreased to 31.6% of sales, compared to 31.7% in the prior year.
•	Selling, general and administrative expenses were 29.0% of sales, compared to 27.9% in the prior year.
•	Net earnings (loss) per share was $(0.05), compared to earnings of $1.49 per share in the prior year.
•	Return on average equity was (0.2) %, compared to 5.5% in the prior year.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share. Other factors, such as the overall economy, may also affect same store sales. The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period (this may also be referred to as same-stores).

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

Earnings per share ("EPS") growth is an indicator of the returns generated for the Company's stockholders. EPS from continuing operations was $(0.06) per basic share for fiscal 2008, compared to $1.41 per diluted share for the prior fiscal year.  Return on average equity is a measure of how much income was produced on the average equity of the Company.

Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	53 Weeks		52 Weeks	52 Weeks
	February 3,		January 28,	January 29,
	2008		2007	2006
Net sales	100.0%		100.0%	100.0%
Cost of sales	68.4		68.3	68.0
Gross margin	31.6		31.7	32.0

Selling, general and administrative expenses	29.0		27.9	28.8
Depreciation and amortization	2.0		1.4	1.4
Total operating expenses	31.0		29.3	30.2
Income from continuing operations	0.6		2.4	1.8
Interest expense	0.7		0.6	0.3
Earnings (loss) from continuing operations before income
taxes and discontinued operations	(0.1)		1.8	1.5
Income tax expense (benefit)	(0.1)		0.6	0.4
Earnings (loss) from continuing operations before discontinued operations	(0.0)		1.2	1.1
Income (loss) from discontinued operations, net of income tax	0.0		0.1	(0.6)
Net earnings (loss)	(0.0	) %	1.1%	0.5%

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

Inventory: As discussed in Note 1(d) to the Consolidated Financial Statements, inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out “LIFO” method. Merchandise inventories in our stores are valued by the retail method. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns.  Use of the retail method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Management believes that the retail method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For LIFO, the Company determines lower of cost or market by pool.

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

Consideration received from vendors: Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors.  This “vendor income” is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental, and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received.  Based on provisions of the agreements in place, this receivable is computed by estimating when the Company has completed its performance and the amount has been earned.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

Analysis of long-lived assets for impairment:  The Company reviews assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset or significant changes in a manner of use of the assets due to business strategies or competitive environment. Additionally, when a commitment is made to close a store beyond the quarter in which the disclosure commitment is made, it is reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.

Income Taxes: The Company adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 29, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, the Company’s future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.

The Company records valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. The Company will assess the likelihood that our deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

Share-Based Payments: Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123(R)") and began recognizing share-based compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date. For Executives and Directors, the Company estimates a forfeiture rate.  For non-Executives, the Company estimates a higher forfeiture rate. An actual turnover rate, lower or higher than historical trends, and changes in estimated forfeiture rates would impact the share-based compensation expense recorded by the Company.

Fiscal 2008 Compared to Fiscal 2007

Net sales for fiscal 2008 increased $31.7 million or 6.8% to $499.0 million compared to $467.3 million for fiscal 2007. During fiscal 2008, the Company opened eighteen ALCO stores. Three ALCO stores were closed and nine Duckwall stores were closed and two were replaced by an ALCO store, resulting in a year end total of 262 stores. Net sales for all stores open the full year in both fiscal 2008 and 2007 (same stores), increased by $12.7 million or 2.8% in fiscal 2008 compared to fiscal 2007. The average sale for fiscal 2008 increased 2.6% compared to fiscal 2007. The Company had two of its merchandise departments experience greater than 15% increase in sales for fiscal 2008 when compared to fiscal 2007 and had one of its merchandise departments experience greater than 20% decrease in sales for the same periods.

Gross margin for fiscal 2008 increased $9.3 million, or 6.3%, to $157.6 million compared to $148.3 million in fiscal 2007. As a percentage of net sales, gross margin decreased to 31.6% in fiscal 2008 compared to 31.7% in fiscal 2007. Fiscal 2008 gross margin was positively impacted by an increased initial mark-on percentage, offset by reduced vendor participation and additional shrinkage reserve.

Selling, general and administrative expenses increased $14.5 million or 11.1% to $144.9 million in fiscal 2008 compared to $130.4 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 29.0% in fiscal 2008 and 27.9% in fiscal 2007. The increase in selling, general and administrative expenses as a percentage of net sales was due in part to decreased vendor participation in CO-OP advertising, increased payroll, credit card fees, advertising, utilities, new store rents and professional services and software maintenance fees associated with rollout of IT initiative.

Depreciation and amortization expense increased $2.9 million or 42.9% to $9.8 million in fiscal 2008 compared to $6.9 million in fiscal 2007. The increase is attributable to a full year depreciation on stores opened in fiscal 2007, new stores opened in fiscal 2008 and a long-lived asset impairment of $2.1 million.

Income from continuing operations decreased $8.1 million, or (73.8%), to $2.9 million in fiscal 2008 compared to $11.0 million in fiscal 2007. Income from continuing operations as a percentage of net sales was 0.6% in fiscal 2008 compared to 2.4% in fiscal 2007.

Interest expense increased $652 or 23.9%, to $3.4 million in fiscal 2008 compared to $2.7 million in fiscal 2007. The increase in interest expense was attributable to increased borrowings by the Company during fiscal 2008 compared to fiscal 2007. Interest expense may increase if the Company expands its borrowing to fund capital expenditures or other programs.

Income taxes on continuing operations were ($252) in fiscal 2008 compared to $2.9 million in fiscal 2007. The Company's effective tax rate was 50.7% in fiscal 2008 and 34.9% in fiscal 2007. The effective tax rate is higher due to the decrease in fiscal 2008 net income before taxes and the relationship of net income before taxes to the permanent adjustments. Therefore, because the permanent adjustments make up a much larger percentage of net income before taxes, such adjustments yield a much larger percentage increase in the income tax rate. The permanent adjustments are similar to fiscal 2007 and were primarily driven by the benefit of federal credits, share-based compensation expense, and an increase in the overall state tax rate.

Income from discontinued operations, net of income taxes was $21 in fiscal 2008, compared to $318 in fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

Net sales for fiscal 2007 increased $41.5 million or 9.8% to $467.3 million compared to $425.8 million for fiscal 2006. During fiscal 2007, the Company opened seven ALCO stores. One ALCO was closed and one Duckwall store was closed and replaced by an ALCO store, resulting in a year end total of 256 stores. Net sales for all stores open the full year in both fiscal 2007 and 2006 (same stores), increased by $25.6 million or 6.0% in fiscal 2007 compared to fiscal 2006. The average sale for fiscal 2007 increased 7.2% compared to fiscal 2006. The Company had four of its merchandise departments experience greater than 15% increase in sales for fiscal 2007 when compared to fiscal 2006.

Gross margin for fiscal 2007 increased $12.2 million, or 9.0%, to $148.3 million compared to $136.1 million in fiscal 2006. As a percentage of net sales, gross margin decreased to 31.7% in fiscal 2007 compared to 32.0% in fiscal 2006. Fiscal 2007 gross margin was positively impacted by and increased vendor participation support, offset by increased transportation costs.

Selling, general and administrative expenses increased $7.7 million or 6.3% to $130.4 million in fiscal 2007 compared to $122.7 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses were 27.9% in fiscal 2007 and 28.8% in fiscal 2006. The decrease in selling, general and administrative expenses as a percentage of net sales was due in part to an increase in vendor participation in CO-OP advertising, offset by increased payroll, increase in expenses related to stock options, increase in credit card fees, increase in advertising, professional services and software maintenance fees associated with rollout of IT initiative and increase in utilities and new store rents.

Depreciation and amortization expense increased $1.0 million or 16.9% to $6.9 million in fiscal 2007 compared to $5.9 million in fiscal 2006. The increase in depreciation and amortization expense was attributable to a full year’s depreciation on capitalized software which was purchased in the fourth quarter of fiscal 2006.

Income from continuing operations increased $3.4 million, or 45.7%, to $11.0 million in fiscal 2007 compared to $7.6 million in fiscal 2006. Income from continuing operations as a percentage of net sales was 2.4% in fiscal 2007 compared to 1.8% in fiscal 2006. The increase in gross margin, as described above, had the largest impact on the increased income from continuing operations.

Interest expense increased $1.4 million or 114.6%, to $2.7 million in fiscal 2007 compared to $1.3 million in fiscal 2006. The increase in interest expense was attributable to increased borrowings by the Company during fiscal 2007 compared to fiscal 2006.

Income taxes on continuing operations were $2.9 million in fiscal 2007 compared to $1.7 million in fiscal 2006. The Company's effective tax rate was 34.9% in fiscal 2007 and 27.2% in fiscal 2006. The effective tax rate is higher due to permanent tax differences relating to share-based compensation expense and reversal of over-accrual of approximately $371 during the fourth quarter of 2006.

Income from discontinued operations, net of income taxes was $318 in fiscal 2007, compared to a loss of $2.6 million in fiscal 2006.

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

	For the Years Ended
	53 Weeks	52 Weeks
SG&A Expenses Breakout	February 3, 2008	January 28, 2007
General office	$21,641	19,021
Distribution center	9,327	9,225
401K expense	480	478
Same-store SG&A	101,413	97,183
Non same-store SG&A (1)	10,946	3,717
Share-based compensation expense	1,130	821
Final SG&A as reported	$144,937	130,445

ROE (2)	-0.21%	5.48%

Net sales	$499,032	$467,321
SG&A as % of sales	29.04%	27.91%

SG&A per average selling square foot	$33.75	$31.79

EBITDA (3)	$13,832	$18,698
EBITDA per average selling square foot (4)	$3.22	$4.56

Sales per average selling square feet (5)
ALCO	$118.87	$116.46
Duckwall	$80.82	$80.45
Total	$116.21	$113.88

Average inventory per average selling square feet (5)(6)
ALCO (7)	$27.37	$30.64
Duckwall	$20.21	$23.60
Total (7)	$26.83	$30.07

Average selling square feet (in thousands) (5)	4,294	4,104
Average square feet % change	4.6%	3.1%

Total stores operating beginning of period	256	251
Total stores operating end of period	262	256

Supplemental Data: (8)
Same-store sales change	2.8%	6.0%
Same-store gross margin percentage change	1.0%	-.05%
Same-store SG&A percentage change	4.4%	4.8%
Total customer count change	1.2%	1.9%
Average sale per ticket change	2.6%	7.6%

(1) Non same-stores are those stores opened in Fiscal 2008 & Fiscal 2007
(2) Return on average equity (ROE) is calculated as net earnings (loss) divided by average stockholders' equity
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2
(3) Adjusted EBITDA is a non-GAAP financial measure and is calculated as earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.
(4) Adjusted EBITDA per selling square foot is a non-GAAP financial measure and is calculated as EBITDA divided by selling square feet.
(5) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
(6) Average inventory is (beginning inventory plus ending inventory) divided by 2. This includes only the merchandise inventory at store level.
(7) Excludes inventory for unopened stores.
(8) Fiscal 2008 amounts are for 53 weeks

Fiscal 2008 Compared to Fiscal 2007

General Office expenses for fiscal 2008 increased $2.6 million, or 13.8%.  The increase is primarily due to:

•	increased payroll and benefits of $1.8 million
•	increased professional fees of $376
•	decreased information technology systems related expenses of $296

Distribution center expenses increased $102, or 1.1%.  Contract transportation expenses are capitalized into inventory and included in cost of goods sold.

Same-store SG&A expenses increased $4.2 million, or 4.4%. The increase is primarily due to:

•	increased information technology systems related expenses of $1.8 million
•	increased floor care expenses of $1.4 million
•	increased real property rent of $432
•	increased utilities of $367
•	decreased payroll and benefits of $168
•	decreased personal and real property taxes of $332

Non same-store SG&A expenses increased $7.2 million. The Company opened 18 stores in 2008 and seven in 2007.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA per selling square foot from earnings (loss) from continuing operations:

	For the Years Ended
	53 Weeks	52 Weeks
	February 3, 2008	January 28, 2007

Earnings (loss) from continuing operations	$(245)	$5,386
Plus interest	3,382	2,730
Plus taxes	(252)	2,893
Plus depreciation and amortization	9,817	6,868
Plus share-based compensation expense	1,130	821
=Adjusted EBITDA	$13,832	$18,698

Earnings (loss) from continuing operations per square foot	$(0.06)	$1.31
Plus interest per square foot	0.79	0.67
Plus taxes per square foot	(0.06)	0.70
Plus depreciation and amortization per square foot	2.29	1.67
Plus share-based compensation expense per square foot	0.26	0.20
=Adjusted EBITDA per selling square foot	$3.22	$4.55

Seasonality and Quarterly Results

The following table sets forth the Company's net sales, gross margin, income from operations, and net earnings during each quarter of fiscal 2008 and 2007.

		First	Second	Third	Fourth(1)(2)

Fiscal 2008	Net sales	$110.1	122.8	113.8	152.3
	Gross margin	33.9	40.7	36.8	46.2
	Earnings (loss) from continuing operations	(2.2)	2.8	(1.9)	0.9
	Net earnings (loss)	(2.2)	2.6	(1.6)	1.0

Fiscal 2007	Net sales	$106.9	118.3	108.3	133.8
	Gross margin	31.9	35.9	33.7	46.8
	Earnings (loss) from continuing operations	0.1	1.4	(0.5)	4.2
	Net earnings (loss)	0.5	1.4	(0.6)	4.4

(1)	In fiscal 2008, a provision for asset impairment of $2.1 million negatively impacted net earnings.

(2)
In fiscal 2007, an increase in shrinkage of $795 in the fourth quarter negatively impacted gross margin. A LIFO, lower of cost or market adjustment of $795 positively impacted gross margin. A shrinkage reserve of $300 negatively impacted gross margin.

See Note 11 of Notes to Consolidated Financial Statements for quarterly earnings per share information.

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

Liquidity and Capital Resources

At the end of fiscal 2008, working capital (defined as current assets less current liabilities) was $107.7 million compared to $106.4 million at the end of fiscal 2007 and $90.6 million at the end of fiscal 2006.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing, term loan and lease financing. In fiscal 2007 the Company completed a sale-leaseback of a number of its owned stores. The proceeds from this transaction amounted to $12.6 million. No sale-leaseback transactions were completed in fiscal 2008 or 2006.

Cash provided by (used in) operating activities aggregated $11.1 million, ($4.0) million, and $12.0 million, in fiscal 2008, 2007 and 2006, respectively. The increase is cash provided in fiscal 2008 relative to fiscal 2007 resulted primarily from a decrease in merchandise inventory.  The decrease in cash provided in fiscal 2007 relative to fiscal 2006 resulted primarily from an increase in merchandise inventory. In addition to the six new locations, the Company maintained a strategic program to remain in stock at all times.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at February 3, 2008 was $24.7 million, resulting in an available line of credit at that date of $80.3 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. As of April 28, 2008, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

In fiscal 2008, the Company had net cash pay downs of $362 on its revolving credit facility and made cash payments of $2.1 million to reduce its capital lease obligations. The Company received $307 in proceeds from the exercise of outstanding stock options. In fiscal 2007, the Company had net cash borrowings on its revolving credit facility of $4.0 million and made cash payments of $2.1 million to reduce its long-term debt and capital lease obligations, and repurchased $2.0 million of Company stock. The Company received $113 in proceeds from the exercise of outstanding stock options. In fiscal 2006, the Company had net cash borrowing on its revolving credit facility of $13.0 and made cash payments of $1.1 million to reduce its long-term debt and capital lease obligations, and repurchased $13.1 of Company stock. The Company received $423 in proceeds from the exercise of outstanding stock options.  The Company’s long-range plan assumes growth in the number of stores and, in accordance with this plan, 18 new ALCO stores and two Duckwall store conversions were opened in fiscal 2008.  Seven new ALCO stores were opened in fiscal 2007 and seven new ALCO stores and one new Duckwall store were opened in fiscal 2006.  Approximately 15 new ALCO stores are expected to be opened in fiscal 2009. The Company believes that with the $105 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

Cash used for acquisition of property and equipment in fiscal 2008, 2007 and 2006 totaled $12.3 million, $7.6 million, and $11.1 million, respectively. A sale-leaseback transaction of several store buildings was completed in fiscal 2007 in the amount of $12.6 million and $1.6 from the sale of other assets.  The net cash used in investing activities was $11.7 million in fiscal 2008. The net cash provided by investing activities in fiscal 2007 was $6.5 million and net cash used in fiscal 2006 was $11.1 million, respectively.

On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock, of which 3,337 shares have been repurchased at an average cost of $30.46. As of February 3, 2008, 196,663 shares remain available to be repurchased.

The following table summarizes the Company’s significant contractual obligations payable as of February 3, 2008 (in thousands):

	Payments due by Period (1)
		Less than	2 - 3	4 - 5	After
Contractual obligations	Total	1 year (2)	years	years	5 years
Revolving loan credit facility	$20,715	-	20,715	-	-
FF&E term loan, including interest	6,236	1,592	3,184	1,460	-
Capital lease obligations	8,043	2,375	4,193	1,155	320
Operating leases	161,901	19,768	32,431	24,105	85,597
Transportation contract	247	247	-	-	-
Contingent rentals	12,957	1,500	3,137	3,328	4,992
	$210,099	25,482	63,660	30,048	90,909

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

(2)
Total liabilities for unrecognized tax benefits as of February 3, 2008, were $2.5 million and are classified on the Company's consolidated balance sheet within "Other current liabilities" and are not included in the table.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 15 ALCO stores in fiscal 2009. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will achieve satisfactory sales or profitability.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of year-end fiscal 2008.

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the business.  The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standard

2008 Adoptions

                 In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements, and requires certain disclosures of uncertain tax matters.  The Company adopted the provisions of FIN 48 at the beginning of the first quarter of 2008, and the details of our adoption of FIN 48 are described in Note 7.

2009 and Future Adoptions

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009. The Company is presently evaluating the impact of the adoption of SFAS 157 on our results of operations and financial position.

                 In February 2007, the FASB issued Statement of Financial Accounting Standards  No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009. The adoption of this statement will not have a material impact on our consolidated net earnings, cash flows or financial position.

                  In December 2007, the FASB issued Statement of Financial Accounting Standards  No. 141(R), "Business Combinations" (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective at the beginning of fiscal 2010. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

                  In December 2007, the FASB issued Statement of Financial Accounting Standards  No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2010. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company maintains a secured line of credit at variable interest rates to meet the short-term needs of its expansion program and seasonal inventory increases. The credit line available is $105 million which carries a variable rate of interest. On January 18, 2008, the Company agreed to extend the existing line of credit with Bank of America, which was due on April 15, 2010. The repayment of funds borrowed under the line of credit is now due on January 18, 2011.

The Company’s borrowing arrangement contains no limitation on the change in the variable interest rate paid by the Company. Based on the Company’s average borrowing outstanding during the year of approximately $31.1 million, a 1% change either up or down in the LIBOR rate would have changed the Company’s interest expense by approximately $311.

The Company was not party to any derivative financial instruments in fiscal 2008.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm……………………..	18

Financial Statements:
Consolidated Balance Sheets --
February 3, 2008 and January 28, 2007………………………………..	19

Consolidated Statements of Operations --
Fiscal years Ended February 3, 2008,
January 28, 2007 and January 29, 2006……………………………….	20

Consolidated Statements of Stockholders'
Equity -- Fiscal years Ended February 3, 2008,
January 28, 2007 and January 29, 2006……………………..………..	21

Consolidated Statements of Cash Flows --
Fiscal years Ended February 3, 2008,
January 28, 2007 and January 29, 2006………………………………..	22

Notes to Consolidated Financial Statements……………………………………..	23

Financial Statement Schedules:

No financial statement schedules are included as they are
not applicable to the Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) as of February 3, 2008 and January 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective January 29, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  As discussed in Notes 1 and 14 to the consolidated financial statements, effective January 30, 2006, the Company adopted the fair value method of accounting for share-based compensation as required by Statement of Financial Accounting Standard No. 123(R), Share-Based Payment and adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 3, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated April 28, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
April 28, 2008

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

Assets

	February 3,	January 28,
	2008	2007

Current assets:
Cash and cash equivalents	$5,501	2,983
Receivables	4,905	3,059
Prepaid income taxes	768	-
Inventories	128,545	151,406
Prepaid expenses	3,101	1,561
Deferred income taxes	7,094	3,037
Total current assets	149,914	162,046

Property and equipment, at cost:
Land and land improvements	2,205	1,719
Buildings and building improvements	11,931	12,023
Furniture, fixtures and equipment	58,911	56,703
Transportation equipment	1,310	1,491
Leasehold improvements	15,419	15,410
Construction work in progress	1,282	138
Total property and equipment	91,058	87,484
Less accumulated depreciation	64,019	64,451

Net property and equipment	27,039	23,033

Property under capital leases	13,571	24,571
Less accumulated amortization	8,654	17,618
Net property under capital leases	4,917	6,953

Other non-current assets	262	44
Deferred income taxes	3,254	3,344

Total assets	$185,386	195,420

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-tem debt	$1,278	-
Current maturities of capital lease obligations	1,860	2,128
Accounts payable	19,134	35,263
Income taxes payable	-	1,915
Accrued salaries and commissions	3,711	4,180
Accrued taxes other than income	4,301	4,242
Self-insurance claim reserves	4,571	4,322
Other current liabilities	7,360	3,634
Total current liabilities	42,215	55,684

Long term debt, less current maturities	4,227	-
Notes payable under revolving loan	20,715	21,077
Capital lease obligations - less current maturities	4,933	6,783
Deferred gain on leases	4,985	5,372
Other noncurrent liabilities	1,139	444
Total liabilities	78,214	89,360

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
3,810,591 shares and 3,794,303 shares respectively	1	1
Additional paid-in capital	38,766	37,315
Retained earnings	68,405	68,744
Total stockholders' equity	107,172	106,060

Total liabilities and stockholders' equity	$185,386	195,420

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
Fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006
(dollars in thousands, except per share amounts)

	53 Weeks	52 Weeks	52 Weeks
	2008	2007	2006
Net sales	$499,032	467,321	425,756
Cost of sales	341,393	318,999	289,621
Gross margin	157,639	148,322	136,135

Selling, general and administrative	144,937	130,445	122,705
Depreciation and amortization	9,817	6,868	5,873
Total operating expenses	154,754	137,313	128,578
Operating income from continuing operations	2,885	11,009	7,557

Interest expense	3,382	2,730	1,272

Earnings (loss) from continuing operations before income taxes	(497)	8,279	6,285

Income tax expense (benefit)	(252)	2,893	1,710

Earnings (loss) from continuing operations	(245)	5,386	4,575

Earnings (loss) from discontinued operations, net of income
tax expense (benefit) of $14, $195 and ($1,426) in
2008, 2007 and 2006, respectively	21	318	(2,626)

Net earnings (loss)	$(224)	5,704	1,949

Earnings (loss) per share
Basic
Continuing operations	$(0.06)	1.42	1.12
Discontinued operations	0.01	0.08	(0.64)

Net earnings (loss) per share	$(0.05)	1.50	0.48

Earnings (loss) per share
Diluted
Continuing operations	$(0.06)	1.41	1.11
Discontinued operations	0.01	0.08	(0.64)

Net earnings (loss) per share	$(0.05)	1.49	0.47

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
Fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006
(dollars in thousands, except share amounts)

	Common
	stock		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	earnings	equity

Balance, January 30, 2005	4,475,079	$1	50,889	63,786	114,676

Net earnings for the year ended
January 29, 2006	-	-	-	1,949	1,949

Repurchase and retirement of
common shares	(729,861)	-	(14,985)	-	(14,985)

Income tax benefit related to exercise of
stock options	-	-	84	-	84

Options exercised to purchase shares	41,735	-	423	-	423

Balance, January 29, 2006	3,786,953	1	36,411	65,735	102,147

Net earnings for the year ended
January 28, 2007	-	-	-	5,704	5,704

Cumulative change for accounting for inventory (Note 14)	-	-	-	(2,695)	(2,695)

Repurchase and retirement of
common shares	(3,337)	-	(102)	-	(102)

Income tax benefit related to exercise of
stock options	-	-	51	-	51

Stock option expense	-	-	821	-	821

Options exercised to purchase shares	10,687	-	134	-	134

Balance, January 28, 2007	3,794,303	1	37,315	68,744	106,060

Net loss for the year ended
February 3, 2008	-	-	-	(224)	(224)

Cumulative effect of a change in accounting principle (Note 7)	-	-	-	(115)	(115)

Income tax benefit related to exercise of
stock options	-	-	14	-	14

Stock option expense	-	-	1,130	-	1,130

Options exercised to purchase shares	16,288	-	307	-	307

Balance, February 3, 2008	3,810,591	$1	38,766	68,405	107,172

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Fiscal years ended February 3, 2008, January 28, 2007 and January 29, 2006
(dollars in thousands)
	53 Weeks	52 Weeks	52 Weeks
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(224)	5,704	1,949
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	9,867	6,801	6,006
Amortization of debt financing costs	38	11	95
Gain (loss) on sale of assets	(180)	(307)	629
Share-based compensation	1,130	821	-
Tax benefit of stock options exercised	14	51	84
Deferred income tax expense, net	(1,428)	(3,465)	(831)
Changes in:
Receivables	(1,846)	(325)	(291)
Prepaid expenses	(1,540)	1,060	301
Inventories	22,861	(20,673)	(5,591)
Accounts payable	(16,129)	6,963	6,066
Income taxes payable	(2,560)	752	896
Accrued salaries and commissions	(469)	(1,821)	1,273
Accrued taxes other than income	59	(501)	376
Self-insurance claims reserves	249	567	550
Other assets and liabilities	1,256	347	455
Net cash provided by (used in) provided by operating activities	11,098	(4,015)	11,967
Cash flows from investing activities:
Proceeds from sale-leasebacks	-	12,563
Proceeds from the sale of assets	637	1,563	50
Acquisition of:
Buildings and building components	(26)	(15)	(4,971)
Fixtures, equipment and leasehold improvements	(12,267)	(7,612)	(6,150)
Net cash (used in) provided by investing activities	(11,656)	6,499	(11,071)
Cash flows from financing activities:
Net (reductions) borrowings under revolving loan	(362)	4,015	13,039
Refinancing costs on revolving loan and term loan fees	(256)	-	(61)
Proceeds from exercise of outstanding stock options	307	113	423
Excess tax benefit on stock options exercised	-	36	-
Repurchase of stock	-	(2,012)	(13,075)
Net borrowings under term loan	5,505	-	-
Principal payments under capital lease obligations	(2,118)	(2,125)	(1,101)
Net cash provided by (used in) financing activities	3,076	27	(775)

Net increase in cash and cash equivalents	2,518	2,511	121
Cash and cash equivalents at beginning of year	2,983	472	351

Cash and cash equivalents at end of year	$5,501	2,983	472

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$14	-	84
Assets acquired under capital lease	-	1,858	5,697

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
February 3, 2008, January 28, 2007 and January 29, 2006
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

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2008 consists of 53 weeks, while fiscal 2007 and 2006 each consist of 52 weeks.

(d)	Inventories

Inventories are stated at the lower of cost or net realizable value with cost determined using the last-in, first-out “LIFO” method. Merchandise inventories in our stores are valued by the retail method. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns.  Use of the retail method does not eliminate the use of management judgments and estimates, including markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins. The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established. The Company recognizes that the use of the retail method will result in valuing inventories at lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventories.  Management believes that the retail method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market. For LIFO, the Company determines lower of cost or market by pool.

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

For fiscal 2008, 2007 and 2006, depreciation and amortization was $7.7 million, $6.9 million and $5.9 million, respectively.

Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred.

The Company has sold and leased back certain stores (land and buildings) and the resulting leases qualify and are accounted for as operating leases.  The Company does not have any retained or contingent interests in the stores, nor does the Company provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leasebacks. The net proceeds from the sale-leaseback transactions amounted to approximately $0, $12,563, and $0 for fiscal 2008, 2007, and 2006, respectively. If a gain results from the sale-leaseback transaction, such gains are deferred and are being amortized over the term of the related leases (15 - 20 years).

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

(j)	Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding. Diluted net earnings (loss) per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised. See note 9.

(k)	Consolidated Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds. During fiscal 2008, 2007, and 2006, the following amounts were paid for interest and income taxes:
	2008	2007	2006
Interest, excluding interest on capital lease obligations and amortization of debt financing costs (net of capitalized interest
of $0, in fiscal 2008, $0 in fiscal 2007 and $54 in fiscal 2006)	$2,823	1,713	774
Income taxes	3,716	5,738	584

The Company reclassified certain accounts receivable on its Consolidated Balance Sheets, which were previously presented as cash and cash equivalents. The amounts reclassified on the consolidated balance sheet totaled $1,094 in 2007.

(l)	Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

(m)	Long-lived Assets

The Company reviews assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset or significant changes in a manner of use of the assets due to business strategies or competitive environment. Additionally, when a commitment is made to close a store beyond the quarter in which the disclosure commitment is made, it is reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.  Provisions for asset impairment of $2.1 million, $130 and $0 in fiscal 2008, 2007 and 2006, respectively, are included in depreciation and amortization expense in the consolidated statements of operations.

(n)	Store Closings and Discontinued Operations

A provision for store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended February 3, 2008; January 28, 2007; and January 29, 2006 is as follows:
	2008	2007	2006

Store closure liability at beginning of year	$105	477	107
Store closure (income) expense (included in discontinued operations)	(71)	(30)	808
Payments	(34)	(342)	(438)

Store closure liability at end of year	$-	105	477

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically disbursed. The results of operations for stores that have been closed by the Company (10, one and 23 stores in fiscal years 2008, 2007 and 2006, respectively) have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company does not allocate interest expense to discontinued operations.  A liability is recognized for costs associated with store closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the leased location.

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  Management anticipated costs associated with the store closings to consist primarily of future lease costs (net of estimated sublease income) and severance costs of approximately $1.5 to $1.8 million.  Excluding one store, the operations of these stores will be reclassified to discontinued operation in fiscal 2009.  The one store will remain in continuing operations due to the distance to the closest existing store being less than 20 miles.

(o)	Consideration Received from Vendors

Cost of sales and selling, general and administrative expenses are partially offset by various forms of consideration received from our vendors.  This “vendor income” is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental, and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received.  Based on provisions of the agreements in place, this receivable is computed by estimating when the Company has completed its performance and the amount has been earned.  The Company performs detailed analyses to determine the appropriate level of the receivable in the aggregate.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

(p)	Advertising Costs

The Company expenses advertising costs as incurred. The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Net advertising expenses of $4.7 million, $3.7 million and $5.9 million in the fiscal years 2008, 2007 and 2006, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.

(q)	Share-based Compensation

Prior to January 30, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). As stock options were granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant, no share-based employee compensation cost was reflected in operations prior to adopting Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)").

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

The following table illustrates the effect on net earnings and net earnings per share as if the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to options granted under the Company's stock plans in all periods presented prior to the adoption of SFAS 123(R). SFAS 123 established a fair value based method of accounting for employee stock options or similar equity instruments. In order to calculate fair value under SFAS 123, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of options granted in fiscal years through 2006.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model for all option grants:

2006
Net earnings as reported	$1,949

Pro forma share-based employee compensation cost, net of tax	(250)
Pro forma net earnings	1,699

Net earnings per share as reported:
Basic	$0.48
Diluted	0.47

Net earnings per share, pro forma:
Basic	$0.42
Diluted	0.41

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures as they occurred.

(r)	Fair Value of Financial Instruments

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at February 3, 2008 approximates its carrying amount of $5.5 million.  For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(s)	Pre-opening Costs

The costs of start-up activities, including organization costs and new store openings, are expenses as incurred.

(t)	Future Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2009. The Company is presently evaluating the impact of the adoption of SFAS 157 on our consolidated net earnings, cash flows or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2009. The adoption of this statement will not have a material impact on our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (SFAS 141(R)), which changes the accounting for business combinations and their effects on the financial statements. SFAS 141(R) will be effective at the beginning of fiscal 2010. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires entities to report non-controlling interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 will be effective at the beginning of fiscal 2010. The adoption of this statement is not expected to have a material impact on our consolidated net earnings, cash flows or financial position.

2.	Inventories

Inventories at February 3, 2008 and January 28, 2007 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at February 3, 2008 and January 28, 2007 are summarized as follows:

	2008	2007

FIFO cost	$132,385	155,153
Less LIFO and markdown reserves	(3,840)	(3,747)
LIFO Cost	$128,545	151,406

3.	Credit Arrangements, Notes Payable and Long-term Debt

The Company has a loan agreement that provides a revolving loan credit facility of up to $105 million of long-term financing which expires January 18, 2011.  The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) Bank of America, N.A. prime rate plus a margin, as defined in the agreement, which varies based on the amount outstanding or (ii) based on the LIBOR rate plus a margin, as defined in the agreement.  Additionally, the Company is currently obligated to pay a commitment fee equal to 0.25% of the unused capacity.  The amount advanced is generally limited to 85% of eligible inventory and eligible receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board as set forth in EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of April 28, 2008, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements.   Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.

Notes payable outstanding at February 3, 2008 and January 28, 2007 under the revolving loan credit facility aggregated $20.7 million and $21.1 million, respectively. The lender had also issued letters of credit aggregating $4.0 million and $3.3 million, respectively, at such dates on behalf of the Company. The interest rate on $10 million of the outstanding borrowings at February 3, 2008 was 4.23% and the remaining $10.7 million was at 6.0%. The Company had additional borrowings available at February 3, 2008 under the revolving loan credit facility amounting to approximately $80.3 million.

The Company also had a term loan to fund new store fixtures and equipment and is secured by such fixtures and equipment.  The interest rate on $4.6 million of the outstanding borrowings at February 3, 2008 was 6.35% and the remaining $857 was at 6.54%.  Principle and interest payments are due in monthly installments through December 2011.

	Payments due by Fiscal Period
Contractual Obligations	Total	2009	2010	2011	2012	2013
Revolving loan credit facility	$20,715	-	-	20,715	-	-
FF&E term loan	5,505	1,278	1,362	1,451	1,414	-
	$26,220	1,278	1,362	22,166	1,414	-

Interest expense on notes payable and long-term debt in fiscal 2008, 2007, and 2006 aggregated $2.8 million, $1.7 million, and $644, respectively.

4.	Employee Benefits

On February 1, 2006, the Company amended its Profit Sharing Plan to include a 401(k) component. The Company matches the employee’s contribution to half of the first 4% contributed by the employee with a cash contribution to the plan. Contributions by the Company vest with the participants over a seven-year period. Expense arising due to Company matches for fiscal 2008 amounted to $480 and $478 for fiscal 2007, respectfully.

For fiscal 2006 and before, the Company had a trusteed Profit Sharing Plan (the Plan) for the benefit of eligible employees. The Plan provides for an annual contribution of not more than 20% of earnings for the year before the profit sharing contribution and Federal and state income taxes, limited to 15% of the annual compensation of the participants in the Plan. Contributions by the Company vest with the participants over a seven-year period. The Company reserves the right to discontinue its contributions at any time. Expense arising from profit sharing for all years presented is $0.

5.	Self-Insurance Reserves

Changes to the self-insurance reserves for fiscal 2008 and 2007 are as follows:
	2008	2007
Beginning balance	$4,322	3,755
Reserve additions	1,791	2,234
Claims paid	(1,542)	(1,667)
Ending balance	$4,571	4,322

6.	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 3, 2008 and January 28, 2007 are as follows:

	2008	2007
Buildings	$3,375	14,375
Fixtures	3,338	3,338
Software	6,858	6,858
	13,571	24,571
Less accumulated amortization	8,654	17,618
Net property under capital leases	$4,917	6,953

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 3, 2008 are as follows:

	Capital	Operating
	Leases	Leases
Fiscal year:
2009	$2,375	19,768
2010	2,263	17,581
2011	1,930	14,850
2012	702	12,499
2013	453	11,606
Later years	320	85,597
Total minimum lease payments	8,043	$161,901
Less amount representing interest	1,250
Present value of net minimum lease payments	6,793
Less current maturities	1,860
Capital lease obligations, less current maturities	$4,933

Minimum payments have not been reduced by minimum sublease rentals of $20 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $95, $120 and $100 for fiscal 2008, 2007 and 2006, respectively.

The Company entered into a software lease and a flexible lease financing proposal regarding the lease of point-of-sale hardware with General Electric Capital Corporation (“GECC”) on December 1, 2005 and December 5, 2005, respectively. The software lease, which is a capital lease, began on January 1, 2006 and has a term of five years. The Company leased an additional $1.9 million during fiscal 2007 under this capital lease.  The hardware lease, which is an operating lease, began on September 30, 2006, and has a term of four years.

The interest on capital lease obligations in fiscal 2008, 2007 and 2006 aggregated $306, $381 and $544, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Minimum rentals	$16,106	12,261	10,768
Contingent rentals	1,468	1,501	1,120
Less sublease rentals	(51)	(51)	(53)
	$17,523	13,711	11,835

7.	Income Taxes

 The Company’s income tax expense (benefit) consists of the following:
	2008	2007	2006
Income tax expense (benefit) allocated
to continuing operations	$(252)	2,893	1,710
Income tax expense (benefit) allocated
to discontinued operations	14	195	(1,426)
Total income tax expense	$(238)	3,088	284

 Income tax expense (benefit) attributable to continuing operations for fiscal 2008, 2007, and 2006 consists of:

	Current	Deferred	Total
2008:
Federal	$1,009	(1,221)	(212)
State	167	(207)	(40)
	1,176	(1,428)	(252)
2007:
Federal	5,510	(2,889)	2,621
State	848	(576)	272
	6,358	(3,465)	2,893

2006:
Federal	2,100	(626)	1,474
State	441	(205)	236
	$2,541	(831)	1,710

 Income tax expense (benefit) attributable to continuing operations differs from the amounts computed by applying the Federal income tax rate of 34% in 2008 and 35% in 2007 and 2006 as a result of the following:

	2008	2007	2006
Computed “expected” tax expense	$(169)	2,898	2,200
State income taxes, net of the Federal
income tax benefit	(26)	179	236
Adjustment for prior period taxes	(76)	(36)	(391)
Other, net	19	(148)	(335)
	$(252)	2,893	1,710

 The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 3, 2008 and January 28, 2007 are presented below:

	2008	2007
Deferred tax assets:
Capital leases	$335	449
Other liabilities	1,205	803
Insurance reserves	1,863	1,640
Vacation and sick pay accrual	894	862
Property and equipment	205	434
Inventory	3,939	419
Deferred gain property and equipment	1,989	2,042
State net operating loss carryforwards	45	78
Total deferred tax assets	10,475	6,727
Deferred tax liabilities:
Other assets	127	346
Net deferred tax asset	$10,348	6,381

At February 3, 2008, the Company has net operating loss carryforwards and credits for state income tax purposes of $449 and $27, respectively, which are available to offset future state taxable income in those states.  These net operating losses and state income tax credits begin expiring in fiscal year 2020.  Due to the history of earnings and projected future results, the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets.  As such, at February 3, 2008 and January 28, 2007 there is no valuation allowance on the net operating losses.

The Company was under exam by the Internal Revenue Service (“IRS”) for fiscal 2006.  The Company believes the exam will be resolved with no significant adjustments.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 29, 2007.  In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates.  As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $115.  Upon adoption, the Company also decreased accrued taxes by $123, increased deferred tax assets by $2.4 million and increased the liability for unrecognized tax benefits by $2.2 million. The adoption of FIN 48 resulted in the accruals for uncertain tax positions being reclassified from income taxes payable to accrued expenses and other non-current liabilities in the balance sheet.  Also with the adoption of FIN 48, the Company elected to make an accounting policy change to recognize interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expense.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 29, 2007	$2,124
Increases related to prior period tax positions	50
Decreases related to prior period tax positions	-
Increases related to current year tax positions	346
Settlements	-
Expiration of the statute of limitations for the assessment of taxes	-
Gross unrecognized tax benefits at February 3, 2008	$2,520

None of the amounts included in the $2.5 million of unrecognized tax benefits at February 3, 2008 would affect the effective tax rate if recognized. The Company also accrued potential interest of $134 related to these unrecognized tax benefits during fiscal 2008, and in total, as of February 3, 2008, has accrued $517 for the payment of interest.  No amounts were accrued for penalties with respect to unrecognized tax benefits.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to the finalization of an IRS exam for fiscal 2006. The final assessment was issued by the IRS on February 25, 2008.  The assessment is not expected to have a significant impact on the results of the Company’s operations or financial position.  It is estimated that gross unrecognized tax benefits may decrease by approximately $48, with an immaterial impact to interest expense.  In addition to the finalization of the IRS exam, the Company is pursuing tax planning opportunities which would eliminate the remainder of the gross unrecognized tax benefits of approximately $2.5 million.  This tax planning, coupled with the impact of the IRS exam, would also eliminate the interest accrual.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2005 through fiscal 2007.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The statute of limitations for the Company’s state returns are open from fiscal 2004 through fiscal 2007 or fiscal 2005 through fiscal 2007, depending on each state’s statute of limitations.  The Company is not currently under audit of income taxes by any state jurisdiction.

8.	Stockholders’ Equity

On March 23, 2006, the Board of Directors approved a plan authorizing the repurchase 200,000 shares of the Company’s common stock, of which 3,337 shares have been repurchased at an average cost of $30.46. As of February 3, 2008,196,663 shares remain available to be repurchased.

9.	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2008	2007	2006

Weighted average shares outstanding (basic)	3,807,033	3,792,202	4,083,798

Effect of dilutive options to purchase common stock	-	36,726	34,124

As adjusted for diluted calculation	3,807,033	3,828,928	4,117,922

The impact of certain options was excluded from the calculation of diluted earnings per share because the effects are antidilutive.  For fiscal 2008, 2007 and 2006, antidilutive options were 42,702, 0 and 0, respectively.

10.	Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method, and began recognizing compensation expense for its share based payments based on the fair value of the awards. Share based payments consist of stock option grants, which are equity classified in accordance with SFAS 123(R). SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share based payments granted subsequent to the adoption date.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Total share-based compensation expense (a component of selling and general and administrative expenses) is summarized as follows:

	February 3,	January 28,
	2008	2007

Share-based compensation expense before income taxes	$1,130	821
Income tax benefits	(429)	(285)

Share-based compensation expense net of income benefits	$701	536

Effect on:
Basic earnings (loss) per share	$0.18	0.14
Diluted earnings (loss) per share	$0.18	0.14

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under the Company's 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option. At February 3, 2008, the Company had 82,250 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, up to 120,000 options to purchase shares may be granted to Directors of the Company who are not otherwise officers or employees of the Company. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. All options under the plan shall be non-qualified stock options. As of February 3, 2008, there are no shares remaining to be issued under this plan.

The estimated fair value of each option is recorded as compensation expense recorded a straight-line basis beginning with the grant date for the respective award. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value. The weighted average assumptions used in determining the fair value of options granted in the last three fiscal years and a summary of the methodology applied to develop each assumption are as follows:

	February 3,	January 28,	January 29,
	2008	2007	2006

Expected price volatility	25.64%	37.40%	38.40%

Risk-free interest rate	4.79%	5.00%	4.00%

Weighted average expected lives in years	3.8	3.8	5.0

Dividend yield	0.00%	0.00%	0.00%

EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a historical period equal to the expected life to determine volatility. An increase in the expected volatility will increase compensation expense.

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

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:
			Weighed
		Weighed	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Of	Exercise	Contractual	Value (in
	Shares	Price	Term	thousands)
Outstanding January 28, 2007	501,951	$26.13

Granted	88,000	39.02

Exercised	(16,288)	14.41

Forfeited	(40,250)	29.54

Expired	(2,038)	12.50

Outstanding February 3, 2008	531,375	$29.39	3.3	$381

Vested and expected to vest at February 3, 2008	474,689	$29.43	3.3	$331

Exercisable at February 3, 2008	140,625	$24.70	2.80	$190

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on February 3, 2008 and the option respective exercise price, multiplied by the number of in-the-money options as of February 3, 2008. As of February 3, 2008, total unrecognized compensation expense related to non-vested stock options is $2.6 million with a weighted average expense recognition period of 3.3 years.

Other information relative to option activity during the fiscal years ended February 3, 2008 and January 28, 2007 is as follows:

	February 3,	January 28,	January 29,
	2008	2007	2006

Weighted average grant date fair value of stock
Options granted (per share)	$10.93	10.59	7.36

Total fair value of stock options vested	1,262	249	54

Total intrinsic value of stock options exercised	396	184	458

11.	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:
		First	Second	Third	Fourth(1)

Fiscal 2008	Net sales	$110,089	122,837	113,838	152,268
	Gross margin	33,934	40,710	36,831	46,164
	Earnings (loss) from continuing operations	(2,175)	2,846	(1,859)	929
	Net earnings (loss)	(2,232)	2,594	(1,635)	1,049
	Net earnings (loss) per share (2):
	Basic	(0.59)	0.68	(0.43)	0.28
	Diluted	(0.59)	0.67	(0.43)	0.27

Fiscal 2007	Net sales	$106,877	118,268	108,332	133,844
	Gross margin	31,902	35,950	33,698	46,771
	Earnings (loss) from continuing operations	148	1,359	(548)	4,232
	Net earnings (loss)	540	1,417	(646)	4,393
	Net earnings (loss) per share (2):
	Basic	0.14	0.37	(0.17)	1.16
	Diluted	0.14	0.37	(0.17)	1.14

(1)	In fiscal 2008, a provision for asset impairment of $2.1 million negatively impacted net earnings.

(2)
Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2008 and fiscal 2007 does not equal the total computed for the year.

12.	Related Party Transactions

Operating lease payments to related parties (board members and related companies) amounted to approximately $607, $699 and $680, in fiscal 2008, 2007 and 2006, respectively. All of these lease agreements were initiated prior to fiscal 2005 and have not been modified.

13.	Business Operations

The Company’s business activities include operation of ALCO discount stores and Duckwall variety stores. Even though the Company has two types of stores, it is operating them as a single segment.

The Company has many suppliers with which it conducts business. For fiscal years 2008 and 2007, only one vendor represented more than 5% of the Company merchandise purchases. For both years, the supplier was Proctor & Gamble. The loss of this one vendor would not have adverse effects on the ability to obtain like products and overall results of operations.

For 2008 and 2007, the percentage of sales by product category were as follows:

	Percentage of Sales

	2008	2007
Merchandise Category:
Consumables and commodities	30%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	25%
Apparel and accessories	20%	20%
Home furnishings and décor	14%	14%
Other	11%	11%

Total	100%	100%

14.	Staff Accounting Bulletin 108 (SAB 108)

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

None

ITEM 9A.         CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of February 3, 2008. Based upon this evaluation, the Interim Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of February 3, 2008 because of the material weakness described in internal control over financial reporting described below in Item 9A(b).

(b)  Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a deficiency or a combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2008 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of February 3, 2008.

•
The Company did not have adequate transition plans to address turnover in finance and accounting personnel.  As a result, due to significant changes in these personnel that occurred around the Company’s February 3, 2008 year-end closing process, the Company did not have sufficient trained resources to effectively operate the year-end closing process controls.  This resulted in misstatements that were corrected prior to the issuance of the consolidated financial statements.  As a result of this material weakness, there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c)  Changes in Internal Control over Financial Reporting

The Company had significant changes to its accounting and finance personnel during the first quarter of fiscal 2009.  These changes resulted in improvement in each position.  The Company replaced three positions with Bachelors of Science accounting degrees individuals.  These positions were previously held by individuals without this education.  The Company replaced one position with an individual who has achieved their certified public accountant license.  The person who had previously held this particular position did not have this license.  The Company believes that these changes have significantly strengthened the Finance Department for the future.

The President and Chief Executive Officer of the Company resigned on February 22, 2008.  At that time the Board of Directors appointed the current Senior Vice President – Chief Financial Officer to assume the duties of Interim President and Chief Executive Officer.  The Vice President – Controller was appointed to assume the duties of Interim Chief Financial Officer.

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited Duckwall-ALCO Stores Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment related to the lack of adequate transition planning for turnover in finance and accounting personnel, which resulted in ineffective operation of year-end closing process controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 3, 2008 and January 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated April 28, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 3, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP
Kansas City, Missouri
April 28, 2008

ITEM 9B.         OTHER INFORMATION.

None
PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to the Company’s Directors, the Board of Directors’ Audit Committee and the written code of ethics, see the information provided in the “Proposal One – Election of Directors,” “Information About Directors Nominees,” “Code of Ethics” and “Certain Information Concerning the Board and Its Committees” sections of the Proxy Statement for the June 4, 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.  For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the June 4, 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company’s executive officers as of April 28, 2008, are as follows:

Name	Age	Position

Donny R. Johnson	47	Interim - Chief Executive Officer
Tom L. Canfield, Jr.	54	Senior Vice President
Anthony C. Corradi	47	Senior Vice President
Phillip D. Hixon	54	Senior Vice President
Jon A. Ramsey	40	Interim - Chief Financial Officer

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

Donny R. Johnson has served as Interim President and Chief Executive Officer since February 22, 2008. Mr. Johnson served as Senior Vice President - Chief Financial Officer from August 1, 2007 until February 21, 2008. For the five years prior to that, he was Executive V.P. & Chief Financial Officer for Brookshire Brothers. Mr. Johnson has approximately 20 years experience in the retail industry.

Tom L. Canfield, Jr. has served as Senior Vice President - Logistics and Administration since 2006. From 1973 to 2006, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 35 years of experience in the retail industry.

Phillip D. Hixon has served as Senior Vice President - Store Operations since April 11, 2008. Mr. Hixon served as Senior Vice President - Store Development from February 4, 2008 until April 10, 2008.  Mr. Hixon served as Vice President - Store Development from December 4, 2006 until February 3, 2008. For the one year prior he served as Owner and President of Diversified Resources, L.L.C and for more than five years prior to that, he served as Vice President - Store Planning & Development of Michaels Stores, Inc. Mr. Hixon has approximately 32 years experience in the retail industry.

Anthony C. Corradi has served as Senior Vice President - Technology and Supply Chain Management since 2007. Mr. Corradi served as Vice President - Chief Technology Officer from 2005 to 2007. For five years prior to that, he was an independent consultant. Mr. Corradi has approximately 25 years experience in the retail technology industry.

Jon A. Ramsey has served as Interim Chief Financial Officer since February 22, 2008. Mr. Ramsey served as Vice President - Controller since 2007. From 1993 to 1999, Mr. Ramsey served in various capacities with the Company. Mr. Ramsey served as Controller for Salina Supply, Inc., from 1999 to 2005.  Mr. Ramsey has approximately 9 years experience in the retail industry.

ITEM 11.    EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 4, 2008, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 4, 2008, contains under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 4, 2008, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 4, 2008, contains under the caption “Ratification of Selection of Independent Public Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements
The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)	Financial Statement Schedules
All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

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

10.1	Employment Agreement dated March 23, 2006 between the Company and Michael S. Marcus is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated March 28, 2006.

10.2
Separation Agreement and Release, dated as of February 22, 2008, between the Company and Bruce C. Dale is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated February 28, 2008.

10.3	Employment Agreement dated July 23, 2007 between the Company and Ron V. Mapp is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated July 30, 2007.

10.4	Employment Agreement dated August 1, 2007 between the Company and Donny R. Johnson is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated August 6, 2007.

10.5	Loan and Security Agreement, dated as of January 18, 2008, between the Company and Fleet Retail Finance Inc.

10.6
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

23.1	Consent of Independent Registered Public Accounting Firm

31.1
Certification of Interim Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 28, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 28, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Interim Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 28, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 3, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 28, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 3, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.

by /s/ Donny R. Johnson
Donny R. Johnson, Interim President and Chief Executive Officer

Dated: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Donny R. Johnson	April 28, 2008
Donny R. Johnson
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon A. Ramsey	April 28, 2008
Jon A. Ramsey
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Royce L. Winsten	April 28, 2008
Royce L. Winsten
Director

/s/ Raymond A.D. French	April 28, 2008
Raymond A.D. French
Director

/s/ Lolan C. Mackey	April 28, 2008
Lolan C. Mackey
Director

/s/ James G. Hyde	April 28, 2008
James G. Hyde
Director

/s/ Dennis E. Logue	April 28, 2008
Dennis E. Logue
Director