Form 10-Q
period 2008-05-04
DUCKWALL ALCO STORES INC
filed 2008-06-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,810,591 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 4, 2008.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)
Assets
	May 4,	February 3,
	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,977	$5,501
Receivables	3,898	4,905
Prepaid income taxes	4,955	768
Inventories	145,123	128,545
Prepaid expenses	3,263	3,101
Deferred income taxes	6,835	7,094
Total current assets	169,051	149,914

Property and equipment, at cost:
Land and land improvements	2,401	2,205
Buildings and building improvements	11,931	11,931
Furniture, fixtures and equipment	58,406	58,911
Transportation equipment	1,344	1,310
Leasehold improvements	13,788	15,419
Construction work in progress	1,445	1,282
Total property and equipment	89,315	91,058
Less accumulated depreciation	61,360	64,019
Net property and equipment	27,955	27,039

Property under capital leases	13,571	13,571
Less accumulated amortization	9,136	8,654
Net property under capital leases	4,435	4,917

Other non-current assets	270	262
Deferred income taxes	3,028	3,254

Total assets	$204,739	$185,386

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,298	$1,278
Current maturities of capital lease obligations	1,840	1,860
Accounts payable	36,023	19,134
Accrued salaries and commissions	5,685	3,711
Accrued taxes other than income	3,554	4,301
Self-insurance claim reserves	4,693	4,571
Other current liabilities	6,344	7,360
Total current liabilities	59,437	42,215

Long term debt, less current maturities	3,895	4,227
Notes payable under revolving loan	29,671	20,715
Capital lease obligations - less current maturities	4,376	4,933
Deferred gain on leases	4,888	4,985
Other noncurrent liabilities	1,594	1,139
Total liabilities	103,861	78,214

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares;
issued and outstanding 3,810,591 shares and 3,810,591 shares respectively	1	1
Additional paid-in capital	38,324	38,766
Retained earnings	62,553	68,405
Total stockholders' equity	100,878	107,172

Total liabilities and stockholders' equity	$204,739	$185,386

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)
	For the Thirteen Week
	Periods Ended
	May 4, 2008	April 29, 2007

Net sales	$105,982	106,265
Cost of sales	74,146	73,456
Gross margin	31,836	32,809

Selling, general and administrative	36,912	33,351
Depreciation and amortization	1,774	1,753
Total operating expenses	38,686	35,104
Operating loss from continuing operations	(6,850)	(2,295)

Interest expense, net	605	758

Loss from continuing operations before income taxes	(7,455)	(3,053)

Income tax benefit	(3,063)	(1,206)

Loss from continuing operations	(4,392)	(1,847)

Loss from discontinued operations, net of income tax benefit	(1,460)	(385)

Net earnings (loss)	(5,852)	(2,232)

Loss per share
Basic
Continuing operations	(1.15)	(0.49)
Discontinued operations	(0.38)	(0.10)

Net loss per share	(1.53)	(0.59)

Loss per share
Diluted
Continuing operations	(1.15)	(0.49)
Discontinued operations	(0.38)	(0.10)

Net loss per share	$(1.53)	(0.59)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirteen Week
	Periods Ended
	May 4,	April 29,
	2008	2007

Cash flows from operating activities:
Net loss	$(5,852)	(2,232)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,819	1,879
Gain (loss) on sale of assets	(33)	-
Share-based compensation	(329)	282
Tax benefit from share-based compensation	-	11
Deferred income tax expense, net	372	-
Changes in:
Receivables	1,007	(1,512)
Prepaid expenses	(162)	(1,396)
Inventories	(16,578)	(7,414)
Accounts payable	16,889	4,224
Prepaid income taxes	(4,187)	(3,572)
Accrued salaries and commissions	2,352	(168)
Accrued taxes other than income	(747)	931
Self-insurance claims reserves	122	397
Other assets and liabilities	(1,044)	(457)
Net cash used in operating activities	(6,371)	(9,027)

Cash flows from investing activities:
Proceeds from the sale of assets	134	-
Acquisition of:
Fixtures, equipment and leasehold improvements	(2,354)	(1,549)
Net cash used in investing activities	(2,220)	(1,549)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	8,956	12,999
Proceeds from exercise of outstanding stock options	-	116
Excess tax benefit from share-based compensation	-	11
Net borrowings (pay downs) under term loan	(312)	-
Principal payments under capital lease obligations	(577)	(547)
Net cash provided by financing activities	8,067	12,579

Net (decrease) increase in cash and cash equivalents	(524)	2,003
Cash and cash equivalents at beginning of year	5,501	2,983

Cash and cash equivalents at end of year	$4,977	4,986

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$539	$625
Income taxes	9	2,284

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except per share amounts)
(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. and Subsidiaries (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2008 Annual Report. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and Subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Reclassification

The Company reclassified the change in outstanding checks in excess of bank balances of $2,576 from net cash provided by financing activities to net cash used in operating activities for the period ending April 29, 2007. The Company's policy is to reflect changes in outstanding checks in excess of bank balances as cash flow from operating activities which is consistent with the treatment for the fiscal years ending February 3, 2008 and January 29, 2007.

(4)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.  For the thirteen weeks ended May 4, 2008, share-based compensation expense increased pre-tax income by $329 and for the thirteen weeks ended April 29, 2007 share-based compensation expense lowered pre-tax income by $282.  Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation expense of $480, offset by share-based compensation expense of $151 for the period.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At May 4, 2008, the Company had 284,000 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2009 and 2008:
		For the Thirteen Week
		Periods Ended
	February 3, 2008	May 4, 2008	April 29, 2007
Stock options granted	88,000	62,500	20,000
Weighted average exercise price	$39.02	$13.50	$38.06
Weighted average grant date fair value	$10.93	$4.03	$11.94

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen weeks ended May 4, 2008 and April 29, 2007 and a summary of the methodology applied to develop each assumption are as follows:
		For the Thirteen Week
		Periods Ended
	February 3, 2008	May 4, 2008	April 29, 2007
Expected price volatility	25.6%	34.4%	32.4%
Risk-free interest rate	4.8%	2.2%	4.7%
Weighted average expected lives in years	3.8	4.0	3.8
Dividend yield	0.00%	0.00%	0.00%

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

As of May 4, 2008, total unrecognized compensation expense related to non-vested stock options is $1.4 million with a weighted average expense recognition period of 3.3 years.

(5)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $194 for the thirteen week period ended May 4, 2008 and increases of $48 for the thirteen week period ended April 29, 2007, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2004 through 2006.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2003 through 2006 or 2004 through 2006 depending on each state’s statute of limitations.  The Company finalized an Internal Revenue Service audit for the fiscal year ended January 29, 2006 during the first quarter of fiscal year 2009.   There were not any significant adjustments identified during the audit.

(6)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

Diluted earnings per share excludes the impact of the exercise of options to purchase zero shares of stock for the thirteen week period ended May 4, 2008 and 79,493 for same period ended April  29, 2007, as the effect would be antidilutive due to the net loss recorded during each of the respective periods.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted
May 4, 2008	3,810,591	3,810,591
April 29, 2007	3,800,120	3,800,120

(7)    Store Closings and Discontinued Operations

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  The Company incurred costs associated with the store closings in the first quarter of fiscal 2009 consisting primarily of $436 of future lease costs (net of estimated sublease income of $1.3 million), lease termination costs of $470, and severance costs of $30.  The operations of these stores were reclassified to discontinued operations in the first quarter of fiscal 2009, as well as prior years presented.  The actual results of the future lease costs could vary from these estimates.  In addition to the 14 stores that were closed in the first quarter of fiscal 2009, three Duckwall stores were closed and replaced by an ALCO store.  These three stores are shown in continuing operations.

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million in the first quarter of fiscal 2009 related to the elimination of 31 corporate positions.  Of which, $81 was actually paid out during the first quarter of fiscal 2009.

(8)           Subsequent Events

None

(9)           New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2010. Effective February 4, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until February 2, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Certain non-financial assets measured at fair value on a non-recurring basis include non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning February 2, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

OVERVIEW

Operations.  The Company is a regional discount retailer operating 251 stores in 22 states in the central United States.  The thirteen weeks ended May 4, 2008 and April 29, 2007 are referred to herein as the first quarter of fiscal 2009 and 2008, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.  Fiscal year 2009 is a 52-week year following a 53-week year, fiscal 2008.

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

The Company is aggressively reviewing its inventory levels and marketing strategies to address its same-store sales decline.  The inventory level of the Company was allowed to decline too far during the fourth quarter of fiscal 2008.  The Company believes that this was a significant factor in the same-store sales decline it experienced during the first quarter of fiscal 2009.  The Company is still evaluating the proper inventory level for each of its stores to provide the proper selection of merchandise for its customer and the proper return for its shareholders.  The Company is experiencing increased merchandise costs, especially on its import merchandise.  The Company is considering all of its purchasing options to minimize the affect on its gross margin.

Company Initiatives.

•
SKU rationalization initiative:  The Company is in the process of performing a SKU (stock keeping unit) rationalization process.  Each and every SKU offered is being reviewed to ensure that it meets the Company expected GMROI (gross margin return on investment).

•	Marketing initiative: The Company is aggressively reviewing its fiscal 2009 marketing strategies to find the most effective and cost efficient method to reach its customers.

Recent Events.

•
The Company closed 17 stores in the first quarter of fiscal 2009.  Of these 17 stores, ten were ALCO stores, four were Duckwall stores and three were Duckwall stores replaced by an ALCO store.  The Company took a charge of $936 in lease termination costs and related expenses.

•
Then President and Chief Executive Officer, Bruce C. Dale resigned on February 22, 2008.  On April 11, 2008, four members of the Senior Management team were terminated.  On May 2, 2008, the Company eliminated 27 corporate office positions, including one officer.  These resignations and reduction in force have caused the Company to record severance expenses of $1.9 million in the first quarter of fiscal 2009 compared to $128 during the first quarter of fiscal 2008.

•
Inventory review initiative:  The Company has reviewed its ownership in items that it has either discontinued, clearanced or is inactive.  This review started in the first quarter of fiscal 2009.  The Company has determined a sell through plan to liquidate this merchandise and develop a process to minimize the accumulation of this inventory going forward.   Due to this analysis the Company has taken a $1.3 million cost of goods sold charge in the first quarter of fiscal 2009.  The Company did not take an inventory reserve charge during the first quarter of fiscal 2008.

Key Items in First Quarter Fiscal 2009

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the first quarter of fiscal 2009 were:

•	Net sales decreased 0.3% to $106 million. Same store sales decreased 8.4% compared to the prior year first quarter.
•	Gross margin percentage decreased to 30.0% of sales, when compared to 30.9% in the prior year first quarter.
•	Net loss per share was $1.53 in the first quarter of fiscal 2009 compared to $0.59 net loss per share in the prior year first quarter.
•	The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the first quarter 2009 was ($1,396).
•	The Company’s return on average equity (“ROE”) for the first quarter 2009 was (0.8)%.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores decreased 8.4% compared to the prior year first quarter, the ALCO stores same store sales decreased 8.4%, and the Duckwall same stores sales decreased 6.8% during the first quarter of fiscal 2009.  In the first quarter ended May 4, 2008, the Company opened six ALCO stores, closed ten ALCO stores and seven Duckwall stores.  Of the seven Duckwall stores closed, three of those markets were converted to ALCO stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 4, 2008 Compared to Thirteen Weeks Ended April 29, 2007.

Net Sales

Net sales for the first quarter of fiscal 2009 decreased $283, or 0.3%, to $105,982 compared to $106,265 for the first quarter of fiscal 2007.  Same store sales decreased 8.4% when compared with the prior year same quarter.  The Company experienced a reduction in customer count during the first quarter of fiscal 2009.  This was a 9.5% decrease in customer count over the prior year first quarter.  The Company did experience an increase in average sale increase of 1.3%.   The inventory level of the Company was allowed to decline too far during the fourth quarter of fiscal 2008.  The Company believes that this was a significant factor in the same-store sales decline it experienced during the first quarter of fiscal 2009.

Gross Margin

Gross margin for the first quarter of fiscal 2009 decreased $973, or 3.0%, to $31,836 compared to $32,809 in the first quarter of fiscal 2008.  Gross margin as a percentage of sales was 30.0% for the first quarter of fiscal 2009, which decreased when compared to 30.9% for the first quarter of fiscal 2008.   The decrease in the gross margin percentage was primarily due to the inventory review initiative expense of $1.3 million, increased store level markdowns and increased freight.

SG&A

Selling, general and administrative (SG&A) expense increased $3,561 or 10.7%, to $36,912 in the first quarter of fiscal 2009 compared to $33,351 in the first quarter of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses for the first quarter of fiscal 2009 were 34.8%, compared to 31.4% for fiscal 2008.  The increase in  SG&A expenses are attributable to severance charges of $1.9 million, increased real property rent of $906  and increased new store opening expenses of $622 offset by reduced supplies of $380 and share-based compensation of $329.  Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation expense of $480, offset by share-based compensation expense of $151 for the period. The Company opened six new stores in the first quarter of fiscal 2009 compared to one new store opened in the first quarter of fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $21, or 1.2%, to $1,774 in the first quarter of fiscal 2009 compared to $1,753 in the first quarter of fiscal 2008.

Interest Expense

Interest expense decreased $153, or 20.2%, to $605 in the first quarter of fiscal 2009 compared to $758 in the first quarter of fiscal 2008.  The decrease in interest expense was due reduced levels of borrowing by the Company.  The reduced borrowings were due to the Company having less inventory during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the first quarter of fiscal 2009 was 41.1%, compared to 39.5% in the first quarter of fiscal 2008.  The effective tax rate is higher due to increased state effective tax rates.

Loss from Discontinued Operations

Loss from discontinued operations, net of income benefit, was $1,460 in the first quarter of fiscal 2009, compared to loss of $385 in the first quarter of fiscal 2008.  In the first quarter of fiscal 2009, ten ALCO stores and four Duckwall stores were closed.  The Company closed one ALCO and one Duckwall in the first quarter of fiscal 2008.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.  The three Duckwall stores closed were replaced by an ALCO store are shown in continuing operations.

SG&A Detail: Certain Financial Measures

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

	For the Thirteen Week Periods Ended
SG&A Expenses Breakout	May 4, 2008	April 29, 2007
General office	$8,110	$5,904
Distribution center	2,337	2,291
401K expense	125	121
Same-store SG&A	22,740	24,328
Non same-store SG&A (1)	3,929	425
Share-based compensation expense	(329)	282
Final SG&A as reported	$36,912	$33,351

ROE (2)	-0.8%	-2.1%

Net sales	$105,982	$106,265
SG&A as % of sales	34.8%	31.4%

SG&A per average selling square foot	$8.61	$8.61

EBITDA (3)	$(1,396)	$(132)
EBITDA per average selling square foot (4)	$(0.33)	$(0.03)

Sales per average selling square feet (5)
ALCO	$24.45	$27.24
Duckwall	$18.29	$19.81
Total	$24.71	$27.42

Average inventory per average selling square feet (5)(6)
ALCO (7)	$28.09	$31.83
Duckwall	$21.38	$21.46
Total (7)	$27.64	$31.00

Average selling square feet (in thousands) (5)	4,289	3,875
Average square feet % change	10.7%	2.4%

Total stores operating beginning of period	262	256
Total stores operating end of period	251	255

Supplemental Data:
Same-store sales change	-8.4%	1.2%
Same-store gross margin percentage change	0.4%	2.4%
Same-store SG&A percentage change	-6.5%	6.6%
Total customer count change	-9.5%	-2.7%
Average sale per ticket change	1.3%	3.7%

(1) Non Comparable Stores are those stores opened in Fiscal 2008 & Fiscal 2007
(2) Return on average equity (ROE) is calculated as net earnings (loss) divided by average stockholders' equity
Average Stockholders' Equity is calculated as (beginning of period stockholders' equity plus end of period stockholders' equity) divided by 2
(3) Adjusted EBITDA is a non-GAAP financial measure and is calculated as earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, and stock option expense.
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

Fiscal 2009 Compared to Fiscal 2008

General Office expenses for fiscal 2009 increased $2.2 million or 37.4%.  The increase was primarily due to severance costs of 1.9 million

Comparable store SG&A expenses decreased $1.6 million or 6.5%.  The decrease was primarily due to decreased labor and benefits of $1.2 million, decreased supplies expenses of $412 and decreased advertising expenses of $224.

Non Comparable Stores SG&A expenses increased $3.5 million or 824.5%.  The Company has opened 23 stores since the first quarter of fiscal 2008.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA per selling square foot from loss from continuing operations:

	For the Thirteen Week
	Periods Ended

	May 4, 2008	April 29, 2007

Loss from continuing operations	$(4,392)	$(1,847)
Plus interest	605	758
Plus taxes	(3,063)	(1,206)
Plus depreciation and amortization	1,774	1,753
Plus shared-based compensation expense	(329)	282
Plus preopening store costs	722	100
Plus inventory review initiative	1,345	-
Plus executive and staff severance	1,942	128
=EBITDA	$(1,396)	$(32)

Loss from continuing operations per square foot	$(1.02)	$(0.48)
Plus interest per square foot	0.14	0.20
Plus taxes per square foot	(0.71)	(0.31)
Plus depreciation and amortization per square foot	0.41	0.45
Plus share-based compensation expense per square foot	(0.08)	0.07
Plus preopening store costs per square feet	0.17	0.03
Plus inventory review initiative per square feet	0.31	-
Plus executive and staff severance per square feet	0.45	0.03
=EBITDA per selling square foot	$(0.33)	$(0.01)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At May 4, 2008, working capital (defined as current assets less current liabilities) was $109.6 million compared to $117.1 million at April 29, 2007.  The decrease in working capital was primarily attributable to decreased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at May 4, 2008 was $33.0 million, resulting in an available line of credit at that date of $72.0 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. As of June 11, 2008, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash used in operating activities in the thirteen week period of fiscal 2009 and 2008 was $6,371 and $9,027 respectively.  The decrease in the amount of cash used in operating activities in the thirteen week period of fiscal 2009 compared to the thirteen week period of fiscal 2008 was primarily due to an increase in accrued salaries and commissions and a decrease in receivables.

Cash used in by investing activities (including acquisitions, divestitures and remodeling of property and equipment) in the thirteen week period of fiscal 2009 and 2008 was $2,220 and $1,549, respectively.

Cash provided by financing activities in the thirteen week period of fiscal 2009 and 2008 of $8,067 and $12,579 respectively.  Net borrowings on the revolving loan generated $8,956 during the thirteen week ended May 4, 2008, compared to $12,999 during the thirteen week period of the prior fiscal year.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen week periods of fiscal 2009 and 2008:

	Percentage of Sales

	2009	2008
Merchandise Category:
Consumables and commodities	33%	32%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	24%
Apparel and accessories	19%	19%
Home furnishings and decor	13%	14%
Other	10%	11%

Total	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). SFAS 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal 2010. Effective February 4, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until February 2, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Certain non-financial assets measured at fair value on a non-recurring basis include non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning February 2, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 1% on an annual basis interest expense would increase $296.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

  Management of the Company, with the participation of the Interim Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of May 4, 2008. Based upon this evaluation, the Interim Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of May 4, 2008 because of the material weakness described in internal control over financial reporting described below in Item 4(b).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2008 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of May 4, 2008.

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

(c)  Changes in Internal Control over Financial Reporting

The Company had significant changes to its accounting and finance personnel during the first quarter of fiscal 2009.  These changes resulted in improvement in each position.  The Company replaced three positions with individuals who had obtained Bachelors of Science accounting degrees.  These positions were previously held by individuals without this education.  The Company replaced one position with an individual who has achieved their certified public accountant license.  The person who had previously held this particular position did not have this license.  The Company believes that these changes have significantly strengthened the Finance Department for the future.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended February 3, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of the Company has authorized the Company to repurchase up to 2,014,461 shares of Common Stock, of which 1,817,798 shares had been purchased as of May 4, 2008.  The following are details of repurchases under this program for the period covered by this report:
				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number	Average Price	Purchased as Part	Units) that May Yet
	Of Shares (or	Paid per Share	of Publicly Announced	Be Purchased Under
Period	Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
February 4, 2008 – March 2, 2008	-	-	-	196,663
March 3, 2008 – April 6, 2008	-	-	-	196,663
April 7, 2008 – May 4, 2008	-	-	-	196,663

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

 ITEM 6.  EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
(Registrant)

/s/ Jon A. Ramsey
Jon A. Ramsey
Interim Chief Financial Officer – Vice President Controller
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

31.1
Certification of Interim Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Interim Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 4, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Interim Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 4, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Donny R. Johnson	June 11, 2008
Donny R. Johnson
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon A. Ramsey	June 11, 2008
Jon A. Ramsey
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	June 11, 2008
Raymond A.D. French
Director

/s/ James G. Hyde	June 11, 2008
James G. Hyde
Director

/s/ Dennis E. Logue	June 11, 2008
Dennis E. Logue
Director

/s/ Lolan C. Mackey	June 11, 2008
Lolan C. Mackey
Director

/s/ Royce L. Winsten	June 11, 2008
Royce L. Winsten
Director