Form 10-Q
period 2008-08-03
DUCKWALL ALCO STORES INC
filed 2008-09-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,820,591 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 3, 2008.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

Assets
	August 3,	February 3,
	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$4,653	5,501
Receivables	3,743	4,905
Prepaid income taxes	2,423	768
Inventories	145,658	128,545
Prepaid expenses	4,106	3,101
Deferred income taxes	6,835	7,094
Total current assets	167,418	149,914

Property and equipment, at cost:
Land and land improvements	2,758	2,205
Buildings and building improvements	12,105	11,931
Furniture, fixtures and equipment	60,486	58,911
Transportation equipment	1,280	1,310
Leasehold improvements	13,913	15,419
Construction work in progress	1,365	1,282
Total property and equipment	91,907	91,058
Less accumulated depreciation	62,682	64,019

Net property and equipment	29,225	27,039

Property under capital leases	12,266	13,571
Less accumulated amortization	8,294	8,654
Net property under capital leases	3,972	4,917

Other non-current assets	249	262
Deferred income taxes	3,078	3,254
Total assets	$203,942	185,386

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,319	1,278
Current maturities of capital lease obligations	1,828	1,860
Accounts payable	35,879	19,134
Accrued salaries and commissions	5,092	3,711
Accrued taxes other than income	4,338	4,301
Self-insurance claim reserves	4,205	4,571
Other current liabilities	6,815	7,360
Total current liabilities	59,476	42,215

Long term debt, less current maturities	3,557	4,227
Notes payable under revolving loan	26,257	20,715
Capital lease obligations - less current maturities	4,002	4,933
Deferred gain on leases	4,792	4,985
Other noncurrent liabilities	1,457	1,139
Total liabilities	99,541	78,214

Stockholders' equity:
Common stock, $.0001 par value, authorized
20,000,000 shares; issued and outstanding
3,820,591 shares and 3,810,591 shares respectively	1	1
Additional paid-in capital	38,590	38,766
Retained earnings	65,810	68,405
Total stockholders' equity	104,401	107,172
Total liabilities and stockholders' equity	$203,942	185,386
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007

Net sales	$129,555	119,013	235,537	225,279
Cost of sales	86,123	79,555	160,269	153,012
Gross margin	43,432	39,458	75,268	72,267

Selling, general and administrative	35,187	31,947	72,097	65,297
Depreciation and amortization	1,905	1,786	3,680	3,540
Total operating expenses	37,092	33,733	75,777	68,837
Operating earnings (loss) from continuing operations	6,340	5,725	(509)	3,430

Interest expense, net	551	839	1,156	1,597

Earnings (loss) from continuing operations before income taxes	5,789	4,886	(1,665)	1,833

Income tax expense (benefit)	2,356	1,936	(707)	726

Earnings (loss) from continuing operations	3,433	2,950	(958)	1,107

Loss from discontinued operations, net of income tax benefit	(177)	(356)	(1,637)	(745)

Net earnings (loss)	3,256	2,594	(2,595)	362

Earnings (loss) per share
Basic
Continuing operations	0.90	0.77	(0.25)	0.29
Discontinued operations	(0.05)	(0.09)	(0.43)	(0.20)

Net earnings (loss) per share	0.85	0.68	(0.68)	0.09

Earnings (loss) per share
Diluted
Continuing operations	0.90	0.77	(0.25)	0.29
Discontinued operations	(0.05)	(0.09)	(0.43)	(0.20)

Net earnings (loss) per share	$0.85	0.68	(0.68)	0.09

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Twenty-Six Week
	Periods Ended
	August 3, 2008	July 29, 2007

Cash flows from operating activities:
Net earnings (loss)	$(2,595)	362
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,725	3,746
Gain on sale of assets	(60)	(199)
Share-based compensation	(135)	576
Tax benefit of stock options exercised	-	11
Deferred income tax expense (benefit), net	304	(148)
Changes in:
Receivables	1,162	(1,041)
Prepaid income taxes	(1,655)	(1,838)
Inventories	(17,113)	(4,613)
Prepaid expenses	(1,005)	(1,967)
Other assets	13	94
Accounts payable	16,745	1,027
Accrued salaries and commissions	1,381	131
Accrued taxes other than income	37	888
Self-insurance claim reserves	(366)	614
Other liabilities	(420)	(348)
Net cash provided by (used in) operating activities	18	(2,705)

Cash flows from investing activities:
Proceeds from the sale of assets	164	30
Acquisition of:
Fixtures, equipment and leasehold improvements	(5,070)	(4,072)
Net cash used in investing activities	(4,906)	(4,042)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	5,542	8,799
Proceeds from stock sale	90	-
Proceeds from exercise of outstanding stock options	-	261
Excess tax benefit from share-based compensation	-	11
Net pay downs under term loan	(629)	-
Principal payments under capital lease obligations	(963)	(1,090)
Net cash provided by financing activities	4,040	7,981

Net increase (decrease) in cash and cash equivalents	(848)	1,234
Cash and cash equivalents at beginning of period	5,501	2,983

Cash and cash equivalents at end of period	$4,653	4,217

Supplemental disclosures of cash flow information:

Cash paid (received) during the period for:
Interest	$1,151	1,458
Income taxes	(230)	2,324

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except per share amounts unless otherwise noted)
(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. and Subsidiaries (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, Regulation G and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2008 Annual Report. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal year 2009 is a 52-week year following a 53-week year, fiscal 2008.  The fiscal quarters of the Company are normally thirteen weeks.  The only time that the fiscal quarter would not consist of thirteen weeks is the fourth quarter of a 53-week fiscal year, the fourth quarter would then be fourteen weeks.

The depreciation and amortization amount from the Consolidated Statements of Operations will not agree to the Consolidated Statements of Cash Flows due to the fact that a portion of the depreciation and amortization from the Consolidated Statements of Cash Flows is included in the Loss from discontinued operations, net of income tax benefit line of the Consolidated Statements of Operations.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of Duckwall-ALCO Stores, Inc. and Subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Reclassification

The Company reclassified the change in outstanding checks in excess of bank balances of $2,315 from net cash provided by financing activities to net cash used in operating activities for the period ending July 29, 2007. The Company's policy is to reflect changes in outstanding checks in excess of bank balances as cash flow from operating activities which is consistent with the treatment for the fiscal years ending February 3, 2008 and January 29, 2007.

(4)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.  For the thirteen weeks ended August 3, 2008 and July 29, 2007, share-based compensation expense decreased pre-tax income by $194 and $294, respectively.  For the twenty-six weeks ended August 3, 2008 share-based compensation expense increased pre-tax income by $135 and for the twenty-six weeks ended July 29, 2007 share-based compensation expense lowered pre-tax income by $576.  Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation expense of $480, offset by share-based compensation expense of $151 for the thirteen week period ended May 4, 2008.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

On July 1, 2008, the Company entered into a Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his starting employment with the Company.  Under the terms of the Agreement Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock at a purchase price of $9.05, which is equal to the closing price of the stock on the NASDAQ Global Market on the grant date.  The options will vest in equal amounts over a four year period unless certain Company events occur.  The options will terminate if Mr. Zigerelli ceases to be a full time employee of the Company.  The options will also terminate five years from the date of grant.  The Company issues these grants from the unissued shares authorized.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At August 3, 2008, the Company had 71,500 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date.  All options under the plan shall be non-qualified stock options.  There are 45,000 shares remaining to be issued under this plan.

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

The following summarizes information concerning stock option grants during fiscal 2009 and 2008:

		For the Thirteen Week		For the Twenty-Six Week
		Periods Ended		Periods Ended
	February 3, 2008	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Stock options granted	88,000	312,000	43,000	374,500	63,000
Weighted average exercise price	$39.02	12.17	39.10	12.39	38.77
Weighted average grant date fair value	$10.93	4.17	10.58	4.15	11.01

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and twenty-six weeks ended August 3, 2008 and July, 2007 and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week		For the Twenty-Six Week
		Periods Ended		Periods Ended
	February 3, 2008	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Expected price volatility	25.6%	36.4%	25.4%	36.1%	27.9%
Risk-free interest rate	4.8%	2.7%	4.8%	2.6%	4.8%
Weighted average expected lives in years	3.8	4.6	3.8	4.5	3.7
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of August 3, 2008, total unrecognized compensation expense related to non-vested stock options is $2.2 million with a weighted average expense recognition period of 3.1 years.

5)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $194 for the twenty-six week period ended August 3, 2008 and increases of $59 for the twenty-six week period ended July 29, 2007, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2004 through 2006.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2003 through 2006 or 2004 through 2006 depending on each state’s statute of limitations.  The Company finalized an Internal Revenue Service audit for the fiscal year ended January 29, 2006 during the first quarter of fiscal year 2009.   There were no significant adjustments identified during the audit.

(6)           Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 3, 2008	3,814,217	3,824,668
July 29, 2007	3,807,515	3,845,795

Twenty-Six Weeks Ended

August 3, 2008	3,812,404	3,812,404
July 29, 2007	3,804,014	3,847,975

(7)            Store Closings and Discontinued Operations

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  The Company incurred costs associated with the store closings in the twenty-six week period of fiscal 2009 consisting primarily of $369 of future lease costs (net of estimated sublease income of $1.2 million), lease termination costs of $470, and severance costs of $30.  The operations of these stores were reclassified to discontinued operations in the twenty-six week period of fiscal 2009, as well as prior years presented.  In addition to the 14 stores that were closed in the first quarter of fiscal 2009, three Duckwall stores were closed and replaced by an ALCO store.  These three stores are shown in continuing operations.

The future lease costs were adjusted during the thirteen weeks ended August 3, 2008 for a change in estimate regarding sublease income.  The actual results of the future lease costs could vary from these estimates.  A rollforward of the future lease costs balance is seen below:

Beginning balance as of May 4, 2008	$436
Lease payments	(186)
Change in estimated sublease income	119
Ending balance as of August 3, 2008	$369

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million during the twenty-six week period of fiscal 2009, of which, $589 was actually paid out during the same time period.

(8)           New Accounting Pronouncements

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands except per share amounts or otherwise noted)

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

OVERVIEW

Operations.  The Company is a regional discount retailer operating 257 stores in 22 states in the central United States.  The thirteen weeks ended August 3, 2008 and July 29, 2007 are referred to herein as the second quarter of fiscal 2009 and 2008, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.

Strategy.  The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment.  The Company competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.

The Company is routinely evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  The Company uses centralized purchasing, merchandising, pricing and warehousing to obtain volume discounts, improve efficiencies and achieve consistency among stores and the best overall results.  The Company utilizes information obtained from its point-of-sale system and perpetual inventory system to make more fact based decisions.

The Company is aggressively reviewing its inventory levels and marketing strategies to address its same-store sales decline.  The inventory level of the Company was allowed to decline too far during the fourth quarter of fiscal 2008.  The Company believes that this was a significant factor in the same-store sales decline it experienced during the first quarter of fiscal 2009.  During the second quarter, an improved inventory level was a key contributing factor to an improved same-store sales decline.  Same-stores sales declined 2.1% during the second quarter of fiscal 2009 compared to a decrease of 8.4% during the first quarter of the same period.

Company Initiatives.

•
Merchandising initiative:  The Company is in the process of evaluating its merchandise offerings.  Every category is being reviewed to ensure the individual offerings within those categories represent a quality, relative and essential piece of the overall merchandise strategy.

•	Marketing initiative: The Company is aggressively reviewing its fiscal 2009 marketing strategies to find the most effective and cost efficient method to reach its customers.
•	Operational initiative: The Company is aggressively looking to improve its operational effectiveness. This includes both store operations and corporate office expense structures.

Recent Events.

•	Lawrence J. Zigerelli joined the Company on July 1, 2008 to become the President – Chief Executive Officer.
•	Donny R. Johnson was promoted to Executive Vice President - Chief Financial Officer on July 1, 2008 after serving as Interim Chief Executive Officer.
•	Jane F. Gilmartin joined the Company on July 24, 2008 to become the Executive Vice President – Chief Operating Officer.
•	On August 13, 2008 the Company announced that it was resuming its stock repurchase program.
•	Anthony C. Corradi, Senior Vice President - Technology and Supply Chain resigned from the Company on August 1, 2008.
•	Edmond C. Beaith joined the Company as Senior Vice President - Chief Information Officer on August 25, 2008.

Key Items in Second Quarter Fiscal 2009

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2009 were:

•	Net sales increased 8.9% to $129.6 million. Same store sales decreased 2.1% compared to the prior year second quarter.
•	Gross margin percentage increased to 33.5% of sales, when compared to 33.2% in the prior year second quarter.
•	Net earnings per share was $0.85 in the second quarter of fiscal 2009 compared to $0.68 net earnings per share in the prior year second quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation expense, preopening store costs, inventory review initiative and executive and staff severance (“Adjusted EBITDA”) for the second quarter 2009 was $9.2 million compared to the prior year second quarter of $8.1 million.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores decreased 2.1% compared to the prior year second quarter.  In the second quarter ended August 3, 2008, the Company opened six ALCO stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2008 Compared to Thirteen Weeks Ended July 29, 2007.

Net Sales

Net sales for the second quarter of fiscal 2009 increased $10,542, or 8.9%, to $129,555 compared to $119,013 for the second quarter of fiscal 2008.  Same store sales decreased 2.1% when compared with the prior year same quarter.

Gross Margin

Gross margin for the second quarter of fiscal 2009 increased $3,974, or 10.1%, to $43,432 compared to $39,458 in the second quarter of fiscal 2008.  Gross margin as a percentage of sales was 33.5% for the second quarter of fiscal 2009, which increased when compared to 33.2% for the second quarter of fiscal 2008.   The slight increase in the gross margin percentage was primarily due to increased vendor support and reduced corporate shrink reserve offset by increased freight.

                SG&A

Selling, general and administrative (SG&A) expense increased $3,240 or 10.1%, to $35,187 in the second quarter of fiscal 2009 compared to $31,947 in the second quarter of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses for the second quarter of fiscal 2009 were 27.2%, compared to 26.8% for fiscal 2008.  The Company operated 29 more new stores during the current year fiscal quarter than the prior year fiscal quarter, which included six new stores opened in the second quarter of fiscal 2009.  Only one new store was opened in the second quarter of fiscal 2008.  This increase of new stores contributed to increased real property rent of $1.4 million and increased preopening store costs of $521.   Also contributing to the increase were reduced co-op advertising offset of $615 offset by reduced floor care services of $275.  Excluding share-based compensation expense, preopening store costs and executive and staff severance (Adjusted SG&A) were 26.4% for both second quarter fiscal 2009 and second quarter fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $119, or 6.7%, to $1,905 in the second quarter of fiscal 2009 compared to $1,786 in the second quarter of fiscal 2008.

Interest Expense

Interest expense decreased $288, or 34.3%, to $551 in the second quarter of fiscal 2009 compared to $839 in the second quarter of fiscal 2008.  The decrease in interest expense was due reduced levels of borrowing by the Company.  The reduced borrowings were due to the Company having less inventory during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2009 was 40.7%, compared to 39.6% in the second quarter of fiscal 2008.  The effective tax rate is higher due to increased state effective tax rates.

Loss from Discontinued Operations

Loss from discontinued operations, net of income benefit, was $177 in the second quarter of fiscal 2009, compared to loss of $356 in the second quarter of fiscal 2008.  In the second quarter of fiscal 2008, one Duckwall stores was closed.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.  Three Duckwall stores closed during fiscal year 2009 and replaced by an ALCO store are shown in continuing operations.

Twenty-Six Weeks Ended August 3, 2008 Compared to Twenty-Six Weeks Ended July 29, 2007.

Net Sales

Net sales for the twenty-six week period of fiscal 2009 increased $10,258, or 4.6%, to $235,537 compared to $225,279 for the twenty-six week period of fiscal 2008.  Same store sales decreased 5.0% when compared with the prior year same quarter.

Gross Margin

Gross margin for the twenty-six week period of fiscal 2009 increased $3,001, or 4.2%, to $75,268 compared to $72,267 in the twenty-six week period of fiscal 2008.  Gross margin as a percentage of sales was 32.0% for the twenty-six week period of fiscal 2009, which decreased slightly when compared to 32.1% for the twenty-six week period of fiscal 2008.   The decrease in the gross margin percentage was primarily due to inventory review initiative expense, increased freight and LIFO expense offset by increased vendor support and reduced corporate shrink reserve.

                SG&A

Selling, general and administrative (SG&A) expense increased $6,800 or 10.4%, to $72,097 in the twenty-six week period of fiscal 2009 compared to $65,297 in the twenty-six week period of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses for the twenty-six week period of fiscal 2009 were 30.6%, compared to 29.0% for fiscal 2008.  The Company opened 12 new stores in fiscal 2009 to-date, compared to two new stores opened in fiscal 2008 to-date.  Of the 30 non same-stores for the Company, 29 of them have been open less than 12 months.  The increased non same-stores contributed to increased real property rent of $2.3 million and preopening store costs of $1.1 million.  Also contributing to the increase were executive and staff severance, related to the first quarter of fiscal 2009 corporate staff reduction, of $1.9 million and reduced co-op advertising offset of $678, offset by reduced share-based compensation expense of $711 and reduced costs for supplies of $245.  Adjusted SG&A expenses were 29.2% and 28.6% respectively for year-to-date fiscal 2009 and year-to-date fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $140, or 4.0%, to $3,680 in the twenty-six week period of fiscal 2009 compared to $3,540 in the twenty-six week period of fiscal 2008.

Interest Expense

Interest expense decreased $441, or 27.6%, to $1,156 in the twenty-six week period of fiscal 2009 compared to $1,597 in the twenty-six week period of fiscal 2008.  The decrease in interest expense was due reduced levels of borrowing by the Company.  The reduced borrowings were due to the Company having less inventory during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2009 was 42.5%, compared to 39.6% in the second quarter of fiscal 2008.  The effective tax rate is higher due to increased state effective tax rates.

Loss from Discontinued Operations

Loss from discontinued operations, net of income benefit, was $1,637 in the twenty-six week period of fiscal 2009, compared to loss of $745 in the twenty-six week period of fiscal 2008.  In the twenty-six week period of fiscal 2009, ten ALCO stores and four Duckwall stores were closed.  The Company closed one ALCO store and two Duckwall stores in the twenty-six week period of fiscal 2008.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.  Three additional Duckwall stores were closed during fiscal 2009 and replaced by an ALCO store.  These stores are shown in continuing operations.

Certain Non-GAAP Financial Measures

The Company has included Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information as a means of comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation; review of performance and to compare the Company’s financial measures to that of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include certain items, as does Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin return on investment, return on equity and free cash flow.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
SG&A Expenses Breakout	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
General office (1)	$4,781	5,208	12,892	11,113
Distribution center	2,241	2,151	4,577	4,441
401K expense	120	116	244	239
Same-store SG&A	23,072	23,751	45,987	48,169
Non same-store SG&A (2)	4,779	427	8,532	759
Share-based compensation expense	194	294	(135)	576
Final SG&A as reported	35,187	31,947	72,097	65,297
Less:
Share-based compensation expense	(194)	(294)	135	(576)
Preopening store costs (2)	(773)	(252)	(1,495)	(351)
Executive and staff severance (1)	-	-	(1,942)	-
Adjusted SG&A	$34,220	31,401	68,795	64,370

Adjusted SG&A as % of sales	26.4%	26.4%	29.2%	28.6%

Sales per average selling square foot	$29.40	30.56	54.11	54.89

Gross margin dollars per average selling square feet (3)	$9.86	10.13	17.29	17.61

Adjusted SG&A per average selling square foot (3)	$7.77	8.06	15.81	15.68

Adjusted EBITDA per average selling square foot (3)(4)	$2.09	2.07	1.79	1.92

Average inventory per average selling square feet (3)(5)(6)	$28.07	31.54	26.43	29.89

Average selling square feet (3)	4,406	3,894	4,353	4,104

Total stores operating beginning of period	251	255	262	256
Total stores operating end of period	257	255	257	255
Total stores less than twelve months old			29	6
Total Non same-stores			30	9

Supplemental Data:
Same-store sales change	-2.1%	4.2%	-5.0%	3.9%
Same-store gross margin dollar change	-3.6%	12.1%	-5.2%	12.1%
Same-store SG&A dollar change	-2.9%	4.8%	-4.5%	7.9%
Same-store total customer count change	-7.6%	-4.8%	-8.5%	-4.8%
Same-store average sale per ticket change	6.0%	9.5%	3.8%	9.2%

(1) General office includes executive and staff severance
(2) Non same-stores are those stores opened in Fiscal 2009 & Fiscal 2008 and includes preopening costs
(3) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
(4) Adjusted EBITDA per selling square foot is a non-GAAP financial measure and is calculated as Adjusted EBITDA divided by selling square feet.
(5) Average inventory is (beginning inventory plus ending inventory) divided by 2. This includes only the merchandise inventory at store level.
(6) Excludes inventory for unopened stores.

Fiscal 2009 Compared to Fiscal 2008

General Office expenses for fiscal 2009 increased $1.8 million or 16.0%.  The increase was primarily due to severance costs of $1.9 million.

Same-store SG&A expenses decreased $2.2 million or 4.5%.  The decrease was primarily due to labor efficiencies of $2.3 million, decreased advertising expenses of $527 and decreased supplies expenses of $321.

Non same-store SG&A expenses increased $7.8 million.  The Company has opened 28 stores since the second quarter of fiscal 2008.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA from net earnings (loss) from continuing operations:

		For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended	For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended
	Fiscal 2008	May 4, 2008	April 29, 2007	May 4, 2008	August 3, 2008	July 29, 2007	August 3, 2008
Net earnings (loss) from continuing operations (1)	$522	(4,392)	(1,847)	(2,023)	3,433	2,950	(1,540)
Plus:
Interest	3,382	605	758	3,229	551	839	2,941
Taxes (1)	538	(3,063)	(1,206)	(1,319)	2,356	1,936	(899)
Depreciation and amortization (1)	9,475	1,774	1,753	9,496	1,905	1,786	9,615
Share-based compensation expense	1,130	(329)	282	519	194	294	419
Preopening store costs (2)	2,783	722	100	3,405	773	252	3,926
Inventory review initiative	-	1,345	-	1,345	-	-	1,345
Executive and staff severance	-	1,942	-	1,942	-	-	1,942
=Adjusted EBITDA (1)(3)(4)	17,830	(1,396)	(160)	16,594	9,212	8,057	17,749

Adjusted EBITDA
Same-stores	47,623	7,243	8,199	46,667	15,342	15,046	46,963
Non same-stores (3)	1,650	(6)	(42)	1,686	1,281	487	2,480
Corporate	(22,116)	(6,297)	(6,027)	(22,386)	(4,982)	(5,325)	(22,043)
Warehouse	(9,327)	(2,336)	(2,290)	(9,373)	(2,429)	(2,151)	(9,651)
Reconciled adjusted EBITDA (1)(3)(4)	17,830	(1,396)	(160)	16,594	9,212	8,057	17,749

Cash	5,501	4,977	4,986	4,977	4,653	4,217	4,653
Debt	33,013	41,080	42,440	41,080	36,964	37,698	36,964
Debt, net of cash	$27,512	36,103	37,454	36,103	32,311	33,481	32,311

1) These amounts will not agree with the 2008 fiscal 2008 10-K filing due to the 14 stores the Company closed in the first quarter of fiscal 2009. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended August 3, 2008 the average open weeks for the Company's 30 non same-stores is 32 weeks.
(4) During fiscal year 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce SG&A expense. For the twenty-six weeks ended August 3, 2008, the Company has reduced SG&A approximately $2.9 million when compared to the same period for the previous fiscal year.  The initiatives include, but are not limited to, executive and staff reduction, reduced floor care services, professional service providers' expense and travel expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At August 3, 2008, working capital (defined as current assets less current liabilities) was $107.9 million compared to $114.7 million at July 29, 2007.  The decrease in working capital was primarily attributable to decreased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at August 3, 2008 was $33.1 million, resulting in an available line of credit at that date of $71.9 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with Emerging Issues Task Force of the Financial Accounting Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. As of September 11, 2008, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash provided by (used in) operating activities in the twenty-six week period of fiscal 2009 and 2008 was $18 and ($2,705) respectively.  The decrease in the amount of cash used in operating activities in the twenty-six week period of fiscal 2009 compared to the twenty-six week period of fiscal 2008 was primarily due to an increase in accrued salaries and commissions and a decrease in receivables.

Cash used in by investing activities (including acquisitions, divestitures and remodeling of property and equipment) in the twenty-six week period of fiscal 2009 and 2008 was $4,906 and $4,042, respectively.

Cash provided by financing activities in the twenty-six week period of fiscal 2009 and 2008 was $4,040 and $7,981 respectively.  Net borrowings on the revolving loan generated $5,542 during the twenty-six week ended August 3, 2008, compared to $8,799 during the thirteen week period of the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 3, 2008. There have been no significant developments with respect to our contractual obligations since February 3, 2008.

As of September 3, 2008, the Company has repurchased 7,741 shares of stock since August 15, 2008.  The average price paid was $14.20.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and twenty-six week periods of fiscal 2009 and 2008:

	For the Thirteen Weeks		For the Twenty-Six Weeks
	Ended		Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Merchandise Category:
Consumables and commodities	29%	29%	31%	31%
Electronics, entertainment, sporting goods, toys and outdoor living	29%	27%	27%	26%
Apparel and accessories	19%	20%	19%	19%
Home furnishings and décor	13%	13%	13%	13%
Other	10%	11%	10%	11%

Total	100%	100%	100%	100%

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $283.  The average interest rate for the thirteen week period and twenty-six week period ended August 3, 2008 was 5.6% and 6.6%, respectively.

The Company has and continues to analyze its debt structure in relation to interest rate risk and believes the mix of debt instruments utilized by the Company (revolving line of credit, term loans, capital leases and operating leases) adequately addresses these risk issues.  This process of evaluation is continuous and the Company will adjust its debt structure as is appropriate depending on market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the President - Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of August 3, 2008. Based upon this evaluation, the President - Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of August 3, 2008 because of the material weakness described in internal control over financial reporting described below in Item 4(b).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 3, 2008 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of August 3, 2008.

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

On July 1, 2008, the Company hired a President and Chief Executive Officer.  The Interim President and Chief Executive Officer returned to the Chief Financial Officer position as Executive Vice President – Chief Financial Officer.  The Interim Chief Financial Officer returned to the position of Vice President – Controller at that time also.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 3,337shares had been purchased as of August 3, 2008.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number	Average Price	Purchased as Part	Units) that May Yet
	Of Shares (or	Paid per Share	of Publicly Announced	Be Purchased Under
Period	Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
May 5, 2008 – June 1, 2008	-	-	-	196,663
June 2, 2008 – July 6, 2008	-	-	-	196,663
July 7, 2008 – August 3, 2008	-	-	-	196,663

On July 1, 2008, the Company entered into a Stock Purchase Agreement with Lawrence J. Zigerelli as part his starting employment at the Company.  Mr. Zigerelli purchased 10,000 shares of the Company’s common stock.  The purchase price was $9.05 which was the closing price of the stock on the NASDAQ Global Market on the date of the agreement.  The agreement was executed in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act.  The proceeds of this transaction were used by the Company for general purposes.

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

DUCKWALL-ALCO STORES, INC.
(Registrant)

/s/ Donny R. Johnson
Donny R. Johnson
Chief Financial Officer – Executive Vice President
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

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

4.1	Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate.

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and Bylaws described under 3.2 above.

10.1	Employment Agreement dated July 1, 2008 between the Company and Lawrence J. Zigerelli is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated July 3, 2008.

10.2
Stock Purchase Agreement dated July 1, 2008 between the Company and Lawrence J. Zigerelli is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated July 3, 2008.

10.3
Non-Qualified Stock Option Agreement dated July 1, 2008 between the Company and Lawrence J. Zigerelli is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated July 3, 2008.

10.4	Employment Agreement dated July 24, 2008 between the Company and Jane F. Gilmartin is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated July 24, 2008.

10.5	Employment Agreement dated August 25, 2008 between the Company and Edmond C. Beaith is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated August 25, 2008.

10.6
Separation Agreement and Release, dated as of August 1, 2008, between the Company and Anthony C. Corradi, including consulting agreement is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated August 1, 2008.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 3, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Lawrence J. Zigerelli	September 11, 2008
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	September 11, 2008
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	September 11, 2008
Raymond A.D. French
Director

/s/ James G. Hyde	September 11, 2008
James G. Hyde
Director

/s/ Dennis E. Logue	September 11, 2008
Dennis E. Logue
Director

/s/ Lolan C. Mackey	September 11, 2008
Lolan C. Mackey
Director

/s/ Royce L. Winsten	September 11, 2008
Royce L. Winsten
Director - Chairman of Board