Form 10-Q
period 2008-11-02
DUCKWALL ALCO STORES INC
filed 2008-12-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,806,113 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of November 2, 2008.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share amounts)

Assets
	November 2,	February 3,
	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,320	5,501
Receivables	3,520	4,905
Prepaid income taxes	4,731	768
Prepaid expenses	3,871	3,101
Inventories	166,404	128,545
Deferred income taxes	5,430	7,094
Total current assets	189,276	149,914

Property and equipment, at cost:
Land and land improvements	2,758	2,205
Buildings and building improvements	12,121	11,931
Furniture, fixtures and equipment	62,485	58,911
Transportation equipment	1,322	1,310
Leasehold improvements	13,843	15,419
Construction work in progress	1,078	1,282
Total property and equipment	93,607	91,058
Less accumulated depreciation	63,605	64,019
Net property and equipment	30,002	27,039

Property under capital leases	11,622	13,571
Less accumulated amortization	8,109	8,654
Net property under capital leases	3,513	4,917

Other non-current assets	227	262
Deferred income taxes	1,181	3,254
Total assets	$224,199	185,386

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,340	1,278
Current maturities of capital lease obligations	1,833	1,860
Accounts payable	37,513	19,134
Accrued salaries and commissions	5,589	3,711
Accrued taxes other than income	4,844	4,301
Self-insurance claim reserves	4,318	4,571
Other current liabilities	4,618	7,360
Total current liabilities	60,055	42,215

Long term debt, less current maturities	3,214	4,227
Notes payable under revolving loan	48,388	20,715
Capital lease obligations - less current maturities	3,528	4,933
Deferred gain on leases	4,695	4,985
Other noncurrent liabilities	1,617	1,139
Total liabilities	121,497	78,214

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,806,113 shares and 3,810,591 shares respectively	1	1
Additional paid-in capital	38,557	38,766
Retained earnings	64,144	68,405
Total stockholders' equity	102,702	107,172
Total liabilities and stockholders' equity	$224,199	185,386
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007

Net sales	$115,472	110,258	351,010	335,537
Cost of sales	78,234	74,447	238,504	227,459
Gross margin	37,238	35,811	112,506	108,078

Selling, general and administrative	38,217	35,487	110,315	100,785
Depreciation and amortization	2,119	1,820	5,799	5,359
Total operating expenses	40,336	37,307	116,114	106,144
Operating income (loss) from continuing operations	(3,098)	(1,496)	(3,608)	1,934

Interest expense, net	63	929	1,219	2,526

Loss from continuing operations before income taxes	(3,161)	(2,425)	(4,827)	(592)

Income tax benefit	(1,647)	(979)	(2,354)	(249)

Loss from continuing operations	(1,514)	(1,446)	(2,473)	(343)

Loss from discontinued operations, net of income tax benefit	(151)	(189)	(1,788)	(930)

Net loss	(1,665)	(1,635)	(4,261)	(1,273)

Loss per share
Basic
Continuing operations	(0.40)	(0.38)	(0.65)	(0.09)
Discontinued operations	(0.04)	(0.05)	(0.47)	(0.24)

Net loss per share	(0.44)	(0.43)	(1.12)	(0.33)

Loss per share
Diluted
Continuing operations	(0.40)	(0.38)	(0.65)	(0.09)
Discontinued operations	(0.04)	(0.05)	(0.47)	(0.24)

Net loss per share	$(0.44)	(0.43)	(1.12)	(0.33)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	November 2, 2008	October 28, 2007

Cash flows from operating activities:
Net loss	$(4,261)	(1,273)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,836	5,652
Gain on sale of assets	14	(118)
Share-based compensation	34	893
Tax benefit of stock options exercised	-	11
Deferred income tax expense, net	3,595	(231)
Changes in:
Receivables	1,385	(1,471)
Prepaid income taxes	(3,963)	(4,382)
Inventories	(37,859)	(26,905)
Prepaid expenses	(770)	(1,792)
Other assets	35	31
Accounts payable	18,379	12,383
Accrued salaries and commissions	1,878	(173)
Accrued taxes other than income	543	1,647
Self-insurance claim reserves	(253)	997
Other liabilities	(2,554)	(568)
Net cash used in operating activities	(17,961)	(15,299)

Cash flows from investing activities:
Proceeds from the sale of assets	169	637
Acquisition of fixtures, equipment and leasehold improvements	(7,578)	(9,854)
Net cash used in investing activities	(7,409)	(9,217)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	27,673	27,384
Repurchase of common stock	(191)	-
Proceeds for stock sale	90	-
Proceeds from exercise of outstanding stock options	-	276
Excess tax benefit on stock options exercised	-	11
Net pay downs under term loan	(951)	-
Principal payments under capital lease obligations	(1,432)	(1,613)
Net cash provided by financing activities	25,189	26,058

Net increase (decrease) in cash and cash equivalents	(181)	1,542
Cash and cash equivalents at beginning of period	5,501	2,983

Cash and cash equivalents at end of period	$5,320	4,525

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,834	2,385
Income taxes	(828)	3,784

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

(3)           Reclassification

The Company reclassified the change in outstanding checks in excess of bank balances of $4,651 from net cash provided by financing activities to net cash used in operating activities for the thirty-nine week period ending October 28, 2007. The Company's policy is to reflect changes in outstanding checks in excess of bank balances as cash flow from operating activities which is consistent with the treatment for the fiscal years ending February 3, 2008 and January 29, 2007.

(4)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share based compensation expense to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.  For the thirteen weeks ended November 2, 2008 and October 28, 2007, share-based compensation expense decreased pre-tax income by $169 and $317, respectively and $34 and $893 for the thirty-nine weeks ended November 2, 2008 and October 28, 2007, respectively.

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

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At November 2, 2008, the Company had 80,750 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2009 and 2008:

		For the Thirteen Week		For the Thirty-Nine Week
		Periods Ended		Periods Ended
	February 3, 2008	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Stock options granted	88,000	10,000	25,000	384,500	88,000
Weighted average exercise price	$39.02	14.08	39.67	12.43	39.02
Weighted average grant date fair value	$10.93	5.19	10.72	4.18	10.93

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and thirty-nine weeks ended November 2, 2008 and October 28, 2007 and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week		For the Thirty-Nine Week
		Periods Ended		Periods Ended
	February 3, 2008	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Expected price volatility	25.6%	38.0%	25.3%	36.1%	25.6%
Risk-free interest rate	4.8%	2.9%	4.8%	2.6%	4.8%
Weighted average expected lives in years	3.8	4.8	3.8	4.5	3.8
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of November 2, 2008, total unrecognized compensation expense related to non-vested stock options is $2.0 million with a weighted average expense recognition period of 2.9 years.

(5)           Accounting for Income Taxes

      The Company recorded decreases in gross unrecognized tax benefits of approximately $2.3 million for the thirty-nine week period ended November 2, 2008 and increases of $93 for the thirty-nine week period ended October 28, 2007.  The Company filed a request for an automatic tax accounting method change with the Internal Revenue Service during the quarter which eliminated the remainder of the gross unrecognized tax benefits.  None of these amounts impacted the effective income tax rate.  The Company also recognized a related decrease in interest expense of approximately $605 in its statement of operations respectively for the third quarter fiscal 2009 and year-to-date fiscal 2009.

(6)           Earnings Per Share

       Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

November 2, 2008	3,811,943	3,811,943
October 28, 2007	3,809,363	3,809,363

Thirty-Nine Weeks Ended

November 2, 2008	3,812,249	3,812,249
October 28, 2007	3,805,795	3,805,795

(7)            Store Closings and Discontinued Operations

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  The Company incurred costs associated with the store closings in the thirty-nine week period of fiscal 2009 consisting primarily of $399 of future lease costs (net of estimated sublease income of $848), lease termination costs of $470, and severance costs of $30.  The operations of these stores were reclassified to discontinued operations in the thirty-nine week period of fiscal 2009, as well as prior years presented.  In addition to the 14 stores that were closed in the first quarter of fiscal 2009, three Duckwall stores were closed and replaced by an ALCO store.  These three stores are shown in continuing operations.

The future lease costs were adjusted during the thirteen weeks ended November 2, 2008 for a change in estimate regarding a reduction of sublease income expected to be received.  The actual results of the future lease costs could vary from these estimates.  A rollforward of the future lease costs balance is seen below:

Beginning balances as of August 3, 2008	$369
Lease payments made	(152)
Impact of change in estimate	182
Ending balance as of November 2, 2008	$399

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million during the thirty-nine week period of fiscal 2009, of which, $937 was actually paid out during the same time period.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC’s pending approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

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

OVERVIEW

Operations.  The Company is a multi-regional discount retailer operating 259 stores in 23 states in the central United States.  The thirteen weeks ended November 2, 2008 and October 28, 2007 are referred to herein as the third quarter of fiscal 2009 and 2008, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.

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

Company Initiatives.

•	Marketing initiative: The Company is aggressively reviewing its fiscal 2009 marketing strategies to find the most effective and cost efficient method to reach its customers.
•	Operational initiative: The Company is aggressively looking to improve its operational effectiveness. This includes both store operations and corporate office expense structures.

Recent Events.

•
On September 3, 2008, the Company entered into an agreement with Accenture, LLP to provide the Company with consulting services to increase the Company’s operating efficiency and reduce shrink ("store transformation project").

Key Items in Third Quarter Fiscal 2009

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2009 were:

•	Net sales increased 4.7% to $115.5 million. Same store sales decreased 6.3% compared to the prior year third quarter.
•	Gross margin percentage decreased to 32.2% of sales, when compared to 32.5% in the prior year third quarter.
•	Net loss per share was $0.44 in the third quarter of fiscal 2009 compared to $0.43 net loss per share in the prior year third quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation expense, preopening store costs, inventory review initiative and executive, staff severance and Accenture store transformation project fees(“Adjusted EBITDA”) for the third quarter 2009 was $469 to the prior year third quarter of $1.8 million.

Same store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same store sales.  The Company defines same stores as those stores that were open as of the first day of the prior fiscal year and remain open at the end of the reporting period.  The same store sales for all Company stores decreased 6.3% compared to the prior year third quarter.  In the third quarter ended November 2, 2008, the Company opened three ALCO stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2008 Compared to Thirteen Weeks Ended October 28, 2007.

Net Sales

Net sales for the third quarter of fiscal 2009 increased $5,214, or 4.7%, to $115,472 compared to $110,258 for the third quarter of fiscal 2008.  Same store sales decreased 6.3% when compared with the prior year same quarter.

Gross Margin

Gross margin for the third quarter of fiscal 2009 increased $1,427, or 4.0%, to $37,238 compared to $35,811 in the third quarter of fiscal 2008.  Gross margin as a percentage of sales was 32.2% for the third quarter of fiscal 2009, which decreased when compared to 32.5% for the third quarter of fiscal 2008.   The slight decrease in the gross margin percentage was primarily due to increased markdowns, increased freight costs and lower rebates and new store allowances offset by continued reduction in shrink and reduced LIFO expense.

                SG&A

Selling, general and administrative (SG&A) expense increased $2,730 or 7.7%, to $38,217 in the third quarter of fiscal 2009 compared to $35,487 in the third quarter of fiscal 2008.  This increase is primarily attributable to operating 31 new stores along with $937 in fees to Accenture associated with the store transformation project.  As a percentage of net sales, selling, general and administrative expenses for the third quarter of fiscal 2009 were 33.1%, compared to 32.2% for fiscal 2008.  Of the 31 new stores, three were opened in the third quarter of fiscal 2009.  Six new stores were opened in the third quarter of fiscal 2008.  This increase of new stores contributed to increased real property rent of $1.7 million.   In addition to the Accenture store transformation project fees of $937, also impacting SG&A expenses were reduced co-op advertising offset of $622 offset by reduced floor care services of $168 and reduced advertising expense of $243.  Excluding share-based compensation expense, preopening store costs, Accenture store transformation project fees and executive and staff severance (Adjusted SG&A expenses) were 31.8% and 30.8% respectively for the third quarter fiscal 2009 and third quarter fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $299, or 16.4%, to $2,119 in the third quarter of fiscal 2009 compared to $1,820 in the third quarter of fiscal 2008.

Interest Expense

Interest expense decreased $866, or 93.2%, to $63 in the third quarter of fiscal 2009 compared to $929 in the third quarter of fiscal 2008.  The decrease in interest expense was due the reversal of accrued interest of $605 related to the FIN 48 liability of the Company.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the third quarter of fiscal 2009 was 52.1% compared to 40.4% in the third quarter of fiscal 2008.  The effective tax rate is higher due to the impact of permanent book and tax differences which have remained relatively constant over the reporting periods as compared to a decrease in book income.

Loss from Discontinued Operations

Loss from discontinued operations, net of income benefit, was $151 in the third quarter of fiscal 2009, compared to loss of $189 in the third quarter of fiscal 2008.  Three Duckwall stores closed during fiscal year 2009 and replaced by an ALCO store are shown in continuing operations.

Thirty-nine Weeks Ended November 2, 2008 Compared to Thirty-nine Weeks Ended October 28, 2007.

Net Sales

Net sales for the thirty-nine week period of fiscal 2009 increased $15,473, or 4.6%, to $351,010 compared to $335,537 for the thirty-nine week period of fiscal 2008.  Same store sales decreased 5.5% when compared with the prior year same quarter.

Gross Margin

Gross margin for the thirty-nine week period of fiscal 2009 increased $4,428, or 4.1%, to $112,506 compared to $108,078 in the thirty-nine week period of fiscal 2008.  Gross margin as a percentage of sales was 32.1% for the thirty-nine week period of fiscal 2009, which decreased slightly when compared to 32.2% for the thirty-nine week period of fiscal 2008.   The decrease in the gross margin percentage was primarily due to inventory review initiative expense and increased freight costs offset by continued shrink improvement.

                SG&A

Selling, general and administrative (SG&A) expense increased $9,530 or 9.5%, to $110,315 in the thirty-nine week period of fiscal 2009 compared to $100,785 in the thirty-nine week period of fiscal 2008.  As a percentage of net sales, selling, general and administrative expenses for the thirty-nine week period of fiscal 2009 were 31.4%, compared to 30.0% for fiscal 2008.  The Company opened 15 new stores in fiscal 2009 to-date, compared to eight new stores opened in fiscal 2008 to-date.  Of the 33 non same-stores for the Company, 21 of them have been open less than 12 months.  The increased non same-stores contributed to increased real property rent of $4.0 million, increased real property taxes of $433 and preopening store costs of $316.  Also contributing to the increase were executive and staff severance, related to the first quarter of fiscal 2009 corporate staff reduction, of $1.9 million, reduced co-op advertising offset of $1.3 million and Accenture consulting fees of $937, offset by reduced share-based compensation expense of $859 and reduced costs for supplies of $227.  Adjusted SG&A expenses were 30.1% and 29.3% respectively for year-to-date fiscal 2009 and year-to-date fiscal 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $440, or 8.2%, to $5,799 in the thirty-nine week period of fiscal 2009 compared to $5,359 in the thirty-nine week period of fiscal 2008.

Interest Expense

Interest expense decreased $1,307, or 51.7%, to $1,219 in the thirty-nine week period of fiscal 2009 compared to $2,526 in the thirty-nine week period of fiscal 2008.  The decrease in interest expense was due to the reversal of accrued interest of $605 related to the FIN 48 liability of the Company.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the thirty-nine week period of fiscal 2009 was 48.8% compared to 42.1% in the thirty-nine week period of fiscal 2008.  The effective tax rate is higher due to the impact of permanent book and tax differences which have remained relatively constant over the reporting periods as compared to a decrease in book income.

Loss from Discontinued Operations

Loss from discontinued operations, net of income benefit, was $1,788 in the thirty-nine week period of fiscal 2009, compared to loss of $930 in the thirty-nine week period of fiscal 2008.  In the thirty-nine week period of fiscal 2009, ten ALCO stores and four Duckwall stores were closed.  The Company closed one ALCO store and two Duckwall stores in the thirty-nine week period of fiscal 2008.  Stores closed where the Company has exited the market are reflected in discontinued operations in all periods presented.  Three additional Duckwall stores were closed during fiscal 2009 and replaced by an ALCO store.  These stores are shown in continuing operations.

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

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
SG&A Expenses Breakout	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Store support center (1)	$6,609	5,612	19,501	16,404
Distribution center	2,608	2,506	7,186	6,947
401K expense	115	118	359	356
Same-store SG&A	23,795	25,004	69,715	73,133
Non same-store SG&A (2)	4,921	1,930	13,520	3,052
Share-based compensation expense	169	317	34	893
Final SG&A as reported	38,217	35,487	110,315	100,785
Less:
Share-based compensation expense	(169)	(317)	(34)	(893)
Preopening store costs (2)	(342)	(1,169)	(1,837)	(1,520)
Executive and staff severance (1)	-	-	(1,942)	-
Accenture store transformation project	(937)	-	(937)	-
Adjusted SG&A	$36,769	34,001	105,565	98,372

Adjusted SG&A as % of sales	31.8%	30.8%	30.1%	29.3%

Sales per average selling square foot	$25.59	27.98	79.86	80.50

Adjusted gross margin dollars per average selling square feet (3)(4)	$8.25	9.09	25.90	25.93

Adjusted SG&A per average selling square foot (3)	$8.15	8.63	24.02	23.60

Adjusted EBITDA per average selling square foot (3)(5)	$0.10	0.46	1.88	2.33

Average inventory per average selling square feet (3)(6)(7)	$28.63	32.86	28.43	28.38

Average selling square feet (3)	4,513	3,941	4,395	4,168

Total stores operating beginning of period	257	255	262	256
Total stores operating end of period	259	256	259	256
Total stores less than twelve months old			21	10
Total Non same-stores			33	15

Supplemental Data:
Same-store sales change	-6.3%	4.9%	-5.5%	4.2%
Same-store gross margin dollar change	-7.4%	9.0%	-6.3%	10.1%
Same-store SG&A dollar change	-5.8%	7.3%	-4.7%	9.2%
Same-store total customer count change	-10.5%	-3.8%	-9.2%	-4.5%
Same-store average sale per ticket change	4.7%	9.0%	4.1%	9.1%

(1) General office includes executive and staff severance
(2) Non same-stores are those stores opened in Fiscal 2009 & Fiscal 2008 and includes preopening costs
(3) Average selling square feet is (beginning square feet plus ending square feet) divided by 2.
(4) Adjusted gross margin includes inventory review initiative
(5) Adjusted EBITDA per selling square foot is a non-GAAP financial measure and is calculated as Adjusted EBITDA divided by selling square feet.
(6) Average inventory is (beginning inventory plus ending inventory) divided by 2. This includes only the merchandise inventory at store level.
(7) Excludes inventory for unopened stores.

Fiscal 2009 Compared to Fiscal 2008

Store support center expenses for fiscal 2009 increased $3.1 million or 18.9%.  The increase was primarily due to severance costs of $1.9 million and Accenture store transformation project fees of $937.

Same-store SG&A expenses decreased $3.4 million or 4.7%.  The decrease was primarily due to labor efficiencies of $3.5 million, decreased advertising expenses of $989, decreased floor care services expenses of $449 and decreased general insurance expenses of $371 offset by reduced coop advertising of $1.6 million and increased real property rent expense of $608.

Non same-store SG&A expenses increased $10.5 million.  The Company has opened 25 stores since the third quarter of fiscal 2008.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA from net earnings (loss) from continuing operations:

Adjusted EBITDA from net earnings (loss) from continuing operations:
		For the Twenty-Six Week Periods Ended		Trailing Twelve Periods Ended	For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended
	Fiscal 2008	August 3, 2008	July 29, 2007	August 3, 2008	November 2, 2008	October 28, 2007	November 2, 2008
Net income (loss) from continuing operations (1)	$522	(959)	1,103	(1,540)	(1,514)	(1,446)	(1,608)
Plus:
Interest	3,382	1,156	1,597	2,941	63	929	2,075
Taxes (1)	538	(707)	730	(899)	(1,647)	(979)	(1,567)
Depreciation and amortization (1)	9,475	3,679	3,539	9,615	2,119	1,820	9,914
Share-based compensation expense	1,130	(135)	576	419	169	317	271
Preopening store costs (2)	2,783	1,495	352	3,926	342	1,169	3,099
Inventory review initiative	-	1,345	-	1,345	-	-	1,345
Executive and staff severance	-	1,942	-	1,942	-	-	1,942
Accenture store transformation project	-	-	-	-	937	-	937
=Adjusted EBITDA (1)(3)(4)	17,830	7,816	7,897	17,749	469	1,810	16,408

Adjusted EBITDA
Same-stores (5)	47,623	22,585	22,988	47,220	8,524	9,786	45,957
Non same-stores (3)(5)	1,650	1,275	381	2,544	340	260	2,624
Store support center (5)	(22,116)	(11,279)	(11,031)	(22,364)	(5,787)	(5,730)	(22,421)
Warehouse	(9,327)	(4,765)	(4,441)	(9,651)	(2,608)	(2,506)	(9,753)
Reconciled Adjusted EBITDA (1)(3)(4)	17,830	7,816	7,897	17,749	469	1,810	16,408

Cash	5,501	4,653	4,217	4,653	5,320	4,525	5,320
Debt	33,013	36,964	37,698	36,964	58,303	55,759	58,303
Debt, net of cash	$27,512	32,311	33,481	32,311	52,983	51,234	52,983

(1) These amounts will not agree with the 2008 fiscal 2008 10-K filing due to the 14 stores the Company closed in the first quarter of fiscal 2009. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended November 2, 2008 the average open weeks for the Company's 33 non same-stores is 41 weeks.
(4) During fiscal year 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce SG&A expense. For the thirty-nine weeks ended November 2, 2008, the Company has reduced SG&A approximately $4.6 million when compared to the same period for the previous fiscal year.  The initiatives include, but are not limited to, executive and staff reduction, reduced floor care services, professional service providers' expense and travel expense.

(5) Adjusted EBITDA amount of $321 was reclassified for an internal allocation for the thirteen week period ended October 28, 2007 and the twenty-six week period ended July 29, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At November 2, 2008, working capital (defined as current assets less current liabilities) was $129.2 million compared to $127.9 million at October 28, 2007.  The increase in working capital was primarily attributable to increased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at November 2, 2008 was $54.4 million, resulting in an available line of credit at that date of $50.6 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with Emerging Issues Task Force of the Financial Accounting Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. As of December 11, 2008, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash used in operating activities in the thirty-nine week period of fiscal 2009 and 2008 was $17,961 and $15,299 respectively.  The increase in the amount of cash used in operating activities in the thirty-nine week period of fiscal 2009 compared to the thirty-nine week period of fiscal 2008 was primarily due to an increase in inventory and decreased other liabilities offset by increased accounts payable.

Cash used in investing activities (including acquisitions, divestitures and remodeling of property and equipment) in the thirty-nine week period of fiscal 2009 and 2008 was $7,409 and $9,217, respectively.

Cash provided by financing activities in the thirty-nine week period of fiscal 2009 and 2008 was $25,189 and $26,058 respectively.  Net borrowings on the revolving loan generated $27,673 during the thirty-nine week ended November 2, 2008, compared to $27,384 during the thirteen week period of the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 3, 2008. There have been no significant developments with respect to our contractual obligations since February 3, 2008.

As of December 1, 2008, the Company has repurchased 19,797 shares of stock since August 15, 2008.  The average price paid was $13.15.  Since fiscal quarter end November 2, 2008, the Company has repurchased 5,766 shares at an average price of $11.93.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and thirty-nine week periods of fiscal 2009 and 2008:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Merchandise Category:
Consumables and commodities	34%	32%	32%	31%
Electronics, entertainment, sporting goods, toys and outdoor living	21%	20%	25%	24%
Apparel and accessories	20%	22%	19%	20%
Home furnishings and décor	14%	14%	13%	14%
Other	11%	12%	11%	11%

Total	100%	100%	100%	100%

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC’s pending approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $290.  The average interest rate for the thirteen week period and thirty-nine week period ended November 2, 2008 was 5.6% and 5.3%, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the President - Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of November 2, 2008. Based upon this evaluation, the President - Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of November 2, 2008 because of the material weakness described in internal control over financial reporting described below in Item 4(b).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 2, 2008 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of November 2, 2008.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 17,368 shares had been purchased as of November 2, 2008.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 14,031 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

				Maximum Number
			Total Number of	(or Approximate Dollar
			shares (or Units)	Value) of Shares (or
	Total Number	Average Price	Purchased as Part	Units) that May Yet
	Of Shares (or	Paid per Share	of Publicly Announced	Be Purchased Under
Period	Units) Purchased	(or Unit)	Plans or Programs	the Plans or Programs
August 4, 2008 - August 31, 2008	7,501	14.22	7,501	189,162
September 1, 2008 - October 5, 2008	3,020	13.42	3,020	186,142
October 6, 2008 - November 2, 2008	3,510	12.61	3,510	182,632

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

4.1
Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate.  (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 11, 2008, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended November 2, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 11, 2008, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended November 2, 2008 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Lawrence J. Zigerelli	December 11, 2008
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	December 11, 2008
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	December 11, 2008
Raymond A.D. French
Director

/s/ James G. Hyde	December 11, 2008
James G. Hyde
Director

/s/ Dennis E. Logue	December 11, 2008
Dennis E. Logue
Director

/s/ Lolan C. Mackey	December 11, 2008
Lolan C. Mackey
Director

/s/ Royce L. Winsten	December 11, 2008
Royce L. Winsten
Director - Chairman of Board