Form 10-K
period 2009-02-01
DUCKWALL ALCO STORES INC
filed 2009-04-17
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2009

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

The aggregate market value of the 3,820,591 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $42,523,178 on August 3, 2008, based on a closing sale price of $11.13. As of April 16, 2009, there were 3,797,947 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

DUCKWALL-ALCO FISCAL 2009 FORM 10-K

PART I

ITEM 1.                              BUSINESS.

History

Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to broad line retailing when it opened its first ALCO store. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment.  This strategy includes opening ALCO stores. As of February 1, 2009, the Company operates 258 stores located in the central United States, consisting of 208 ALCO stores and 50 Duckwall stores.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 258 stores in 23 states in the central United States. The Company's strategy is to target smaller markets not served by other regional or national broad line retail chains and to provide the most convenient access to retail shopping within each market. The Company's ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company's smaller Duckwall stores offer a more limited selection of similar merchandise.

Of the Company's 208 ALCO stores, more than 70% operate in primary markets that do not have another broad line retailer. The ALCO stores account for 96% of the Company's net sales. The current ALCO store averages approximately 20,500 square feet of selling space. However, the Company's store expansion program is primarily directed toward opening stores with a design prototype of approximately 26,000 square feet of selling space.

All of the Company's stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.

For fiscal 2009 and 2008, the percentage of sales by product category were as follows:

	Percentage of Sales

	2009	2008
Merchandise Category:
Consumables and commodities	32%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	26%	25%
Apparel and accessories	19%	20%
Home furnishings and décor	13%	14%
Other	10%	11%

Total	100%	100%

Business Strategy

The Company intends to focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open ALCO stores primarily in towns with populations of typically less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional broad line retailers; (2) economic and demographic criteria indicate the market is able to commercially support a broad line retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another broad line retailer. This key component of the Company's strategy has guided the Company in both its opening of new stores and in its closing of existing stores.

Market Selection: The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center. Markets that are determined to be sizable enough to support an ALCO and that have no direct competition from another broad line retailer are examined closely and eventually selected or passed over by the Company's experienced management team.

Store Expansion: The Company's expansion program is designed primarily around the prototype Class 26 Store. This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations. The 26,000 square feet of selling space is large enough to permit a full line of the Company's merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed.

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2009, these circulars were distributed 38 times in ALCO markets. In its Duckwall markets, the Company discontinued advertising in fiscal 2008. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family.  During fiscal 2010, the Company will distribute approximately 50 circulars in ALCO markets.

Store Environment: The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open approximately 8 to 12 ALCO stores during fiscal year 2010.  During fiscal 2009, the Company opened fifteen ALCO stores, of which four were in markets previously occupied by a Duckwall store. Eleven ALCO stores were closed and four Duckwall stores were closed, resulting in a year end total of 258 stores.  The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies and through new store openings in the Company's targeted base of under-served markets in the central United States. The following table summarizes the Company's store development during the past three fiscal years:

	2009		2008		2007
	ALCO	Duckwall	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	15	-	18	-	7	-
Stores Closed	11	8	3	9	1	1
Net New Stores	4	(8)	15	(9)	6	(1)

As of February 1, 2009, the Company owned three ALCO locations and one Duckwall location, and leased 205 ALCO locations and 49 Duckwall locations. The Company's present intention is to lease all new stores; however, the Company may own some of the ALCO locations. The investment to open a new prototype ALCO store that is leased is approximately $1.0 million for the equipment and inventory.

Store Environment and Merchandising

The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores' available square footage. Corporate merchandising direction is provided to each store to ensure a consistent company-wide store presentation. To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company's customer profile: primary, secondary, and convenience. The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration. The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers. The convenience core consists of categories of merchandise for which ALCO will maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a broad line retail store. Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic. The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.

Purchasing

Procurement and merchandising of products is directed by the Executive Vice President - Chief Operating Officer. The Company employs nineteen merchandise buyers. Buyers are assisted by a management information system that provides them with current price, volume information and on-hand quantities by SKU (stock keeping unit), thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from approximately 2,400 suppliers. The Company generally does not utilize long-term supply contracts. Only one supplier accounted for more than 5% of the Company's total purchases in fiscal 2009 and competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

Pricing

The Company's pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2010, promotions on various items will be offered approximately 50 times through advertising circulars.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services all stores. The distribution center is responsible for distributing approximately 79% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. The distribution center maintains an integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.

Management Information Systems

The Company has made a significant investment in the purchase and implementation of industry standard technology with the intent to lower costs, improve customer service, improve associate productivity, provide necessary controls and enhance general business planning and execution. In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's ALCO stores have POS computer terminals that capture sales information and transmit to the Company's data processing facilities where it is used to drive management, financial, and supply chain functions.

The Company has committed significant efforts towards establishing a technical infrastructure, and a core of operational systems, that will support the Company’s future needs.  The Company will continue to maintain and leverage this core of systems, plus adding industry leading business area specific solutions to meet business objectives.  The Company has established an integrated infrastructure of data, processes, and technology that provides the necessary business and regulatory controls, while positioning for future growth and efficiency.  The Company is aligned on the need to use technology to enhance customer service, support fact based decision making, improve associate productivity and drive business functionality and efficiency.

Store Locations

As of February 1, 2009, the Company operated 208 ALCO stores in 23 states located in smaller communities in the central United States. The ALCO stores average approximately 20,500 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration. The Company also operates 50 Duckwall stores in 9 states. The geographic distribution of the Company's stores is as follows:

Duckwall Stores		ALCO Stores

Colorado	4	Arizona	7	Montana	1
Iowa	3	Arkansas	4	Nebraska	16
Kansas	21	Colorado	13	New Mexico	8
Nebraska	6	Florida	1	North Dakota	10
New Mexico	1	Georgia	3	Ohio	4
North Dakota	1	Idaho	5	Oklahoma	9
Oklahoma	5	Illinois	10	South Dakota	11
South Dakota	1	Indiana	14	Texas	28
Texas	8	Iowa	9	Utah	6
		Kansas	26	Wisconsin	1
		Minnesota	12	Wyoming	3
		Missouri	7

 Competition

While the broad line retail business in general is highly competitive, the Company's business strategy is to locate its ALCO stores in smaller markets where there is no direct competition with larger national or regional broad line retail chains, and where it is believed no such competition is likely to develop. Accordingly, the Company's primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at value prices in a primary trade area population under 16,000 that does not have a large national or regional broad line retail store. The Company believes that trade area size is a significant deterrent to larger national and regional broad line retail chains. Duckwall stores are located in very small markets, and like the ALCO stores, emphasize the convenience of location to the primary customer base.

In the broad line retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national broad line retail stores in approximately 23% of its ALCO markets, and another 5% of the ALCO stores are in direct competition with regional broad line retail stores. The competing national broad line retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional broad line retail stores directly competing with the Company's ALCO stores, the Company's customers nevertheless shop at broad line retail stores and other retailers located in regional trade centers, and to that extent the Company competes with such broad line stores and retailers. The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet. In the 114 markets in which the Company operates a Class 18 Store, only 10 markets have direct competition from a national or regional broad line retailer. The Company competes with dollar stores in approximately 85 percent of its ALCO stores and approximately 40 percent of its Duckwall stores.

Employees

As of February 1, 2009, the Company employed approximately 4,200 people. Of these employees, approximately 440 were employed in the store support center and distribution center in Abilene, Kansas, and 3,760 in the store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. We offer a broad range of company-paid benefits to our employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on the employees' full-time or part-time status and/or length of service. There is no collective bargaining agreement for any of the Company's employees. The Company considers its relations with its employees to be excellent.

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

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

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

ITEM 1A.                   RISK FACTORS.

Our business is subject to a variety of risks, most of which are beyond our control.

Adverse economic conditions in the markets and regions we serve may disproportionately affect us.

Similar to other retail businesses, the Company’s operations may be affected adversely by general economic conditions and events which result in reduced consumer spending in the markets served by its stores. Our stores are concentrated in Kansas, Texas and Nebraska.  Also, smaller communities where the Company’s stores are located may be dependent upon a few large employers or may be significantly affected by economic conditions in the industry upon which the community relies for its economic viability, such as the agricultural industry. This may make the Company’s stores more vulnerable to a downturn in the particular regions where they are located and in a particular segment of the economy than the Company’s competitors, which operate in markets which are larger metropolitan areas where the local economy is more diverse.

We may be forced to lower prices to effectively compete, which would adversely affect our financial results.

The Company operates in the broad line retail business, which is highly competitive. Although the Company prefers markets that don’t have direct competition from national or regional broad line retail stores, competition still exists. Even in non-competitive markets, the Company’s customers shop at broad line retail stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.  This competitive environment subjects the Company to the risk of reduced profitability because the Company may be forced to lower its prices, resulting in lower margins, in order to maintain its competitive position.

If we cannot effectively open new stores, our ability to improve our financial results will be adversely affected.

The growth in the Company’s sales and operating net income depends to a substantial degree on its expansion program. This expansion strategy is dependent upon the Company’s ability to open and operate new stores effectively, efficiently and on a profitable basis. The Company prefers to locate its ALCO stores in smaller retail markets where no competing broad line retail store is located within the primary trade area. The Company’s ability to open new stores timely and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.

Disruptions in credit markets could result in banks' not honoring funding commitments, which would be adverse for our liquidity.

Disruptions in the capital and credit markets, as have been experienced during fiscal 2009, could adversely affect the ability of lenders to meet their commitments. Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Constrained capital markets could threaten our liquidity and capital resources.  Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing other discretionary uses of cash. We believe operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments and to support the development of our short-term and long-term operating strategies.

If we cannot effectively implement or use information technology, our financial results and operations would be adversely affected.

If we cannot effectively implement technology upgrades, it could have a material impact on the Company’s results of operations.  The Company depends on information systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative effect on our business.

Changes in federal, state or local news and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.

Our business is subject to a wide array of laws and regulations.  Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal 2009) could increase our expenses and adversely affect our operations.  Examples of possible legislative changes impacting our relationship with our workforce include changes to minimum wage requirements and health care mandates.  In addition, certain aspects of our business, such as credit card operations, are more heavily regulated than other areas.  Changes in the regulatory environmental regarding topics such as banking and consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, it we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including governmental enforcement action and class action civil litigation, which could adversely affect our results of operations.

A failure to design, implement or maintain an adequate system of internal controls could adversely affect our ability to manage our business or detect fraud.

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

Our results are subject to seasonal variations.

Quarterly results of operations have historically fluctuated as a result of retail consumers purchasing patterns, with the highest quarter in terms of sales and profitability being the fourth quarter. Quarterly results of operations will likely continue to fluctuate significantly as a result of such patterns and may fluctuate due to the timing of new store openings.

Our stock price may be volatile.

No assurance can be given that operating results will not vary from quarter to quarter, and any fluctuations in quarterly operating results may result in volatility in the Company’s stock price.

We are dependent on key personnel.

The development of the Company’s business is largely dependent on the efforts of its current management team headed by Larry J. Zigerelli and five other executive officers. The loss of the services of one or more of these officers could have a material adverse effect on the Company.

We are exposed to interest rate risks.

The Company is subject to market risk from exposure to changes in interest rates based on its financing requirements. Changes in interest rates could have a negative impact on the Company’s profitability.

If we fail to anticipate and respond quickly to changing consumer preferences, our sales, gross margin and profitability could suffer.

A substantial part of our business is dependent on our ability to make trend-right decisions in apparel, home décor, seasonal offerings and other merchandise. Failure to accurately predict constantly changing consumer tastes, preferences, spending patterns and other lifestyles decisions could lead to lost sales, increased markdowns on inventory and adversely affect our results of operations.

Interruptions in our supply chain could adversely affect our results.

We are dependent on our vendors to supply merchandise in a timely and efficient manner.  If a vendor fails to deliver on its commitments, whether due to financial difficulties or other reasons, we could experience merchandise shortages that could lead to lost sales.  In addition, a large portion of our merchandise is sourced, directly or indirectly, from outside the United States, with China as our single largest source.  Political or financial instability, trade restrictions, tariffs, currency exchange rates, the outbreak of pandemics, labor unrest, transport capacity and costs, port security or other events that could slow port activities and impact foreign trade are beyond our control and could disrupt our supply of merchandise and adversely affect our results of operations.

Product safety concerns could adversely affect our sales and results operations.

If our merchandise offerings, including food, drug and children’s products, do not meet applicable safety standards or our guests’ expectations regarding safety, we could experience lost sales, experience increased costs and be exposed to legal and reputational risk.  All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards.  Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to governmental enforcement action or private litigation and result in costly product recalls and other liabilities.  In addition, negative customer perceptions regarding the safety of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales.  In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

If we fail to protect the security of personal information about our customer, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our experience involves the receipt and storage of personal information about our customers.  If we experience a data security breach, we could be exposed to governmental enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products or stop shopping at our stores altogether.  Such events could lead to lost future sales and adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company owns facilities in Abilene, Kansas that consist of a store support center (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the store support center (approximately 95,500 square feet).

Three of the ALCO stores and one of the Duckwall stores operate in buildings owned by the Company. The remainder of the stores operate in properties leased by the Company. As of February 1, 2009, such ALCO leases account for approximately 4,200,000 square feet of lease space, which expire as follows: approximately 465,000 square feet (11.1%) expire between February 2, 2009 and January 31, 2010; approximately 550,000 square feet (13.1%) expire between February 1, 2010 and January 30, 2011; and approximately 400,000 square feet (9.6%) expire between January 31, 2011 and January 29, 2012. The remainder of the leases expire through 2024. All Duckwall store leases have terms remaining of 36 months or less. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS.

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended February 1, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter of fiscal 2009 and 2008.

Fiscal 2009	High	Low
First quarter	$23.88	$10.55
Second quarter	$16.05	$9.04
Third quarter	$16.29	$10.51
Fourth quarter	$13.15	$7.52

Fiscal 2008	High	Low
First quarter	$41.49	$34.44
Second quarter	$40.50	$36.51
Third quarter	$40.88	$35.13
Fourth quarter	$37.00	$21.53

The following graph compares the cumulative total return of the Company, the NASDAQ Stock Market Index, and the S&P Retail Index (assuming dividends reinvested at the end of each subsequent fiscal year). The graph assumes $100 was invested on February 2, 2004 in Duckwall-ALCO Stores, Inc. Common Stock, the NASDAQ Stock Market Index, and the S&P Retail Index.

	2004	2005	2006	2007	2008	2009
NASDAQ Composite Index	100.00	99.91	112.72	121.28	118.40	59.00
S&P Retail Index	100.00	115.41	122.43	140.37	113.09	69.07
Duckwall-ALCO Stores, Inc.	100.00	128.21	176.07	234.40	148.61	65.33

Based upon the data reflected in the table, at February 1, 2009, a $100 investment in the Company's Common Stock in 2004 would have a total return value of $65.33, as compared to $59.00 for the Composite NASDAQ Index and $69.07 for the S&P Retail Index.

There can be no assurances that the Company's stock performance will continue into the future with the same or similar trends depicted in the graph above.  The Company does not make or endorse any predictions as to future stock performance.  We did not sell any equity securities during fiscal 2009 which were not registered under the Securities Act.

As of April 16, 2009, there were approximately 1,200 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Security Agreement, dated as of January 18, 2008, between the Company and Bank of America allow for the payment of dividends unless certain loan covenants are triggered, which did not occur in fiscal 2009 and are not expected to occur during fiscal 2010.

Company Repurchases of Common Stock

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
First Quarter	-	-	-	196,663
Second Quarter	-	-	-	196,663
Third Quarter	14,031	13.65	14,031	182,632

Fourth Quarter:
11/03/08 - 11/30/08	5,766	11.93	5,766	176,866
12/01/08 - 01/04/09	2,400	10.46	2,400	174,466
01/05/09 - 02/01/09	-	-	-	174,466
	8,166		8,166	174,466

As of February 1, 2009	22,197	$12.86	22,197	174,466

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any equity securities during fiscal 2009 that were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our Annual Meeting of Stockholders on or about June 4, 2009, which information is incorporated herein by reference.

ITEM 6.              SELECTED FINANCIAL DATA.
                            SELECTED CONSOLIDATED FINANCIAL DATA
                (dollars in thousands, except per share and store data)

	Fiscal Year Ended
	52 Weeks		53 Weeks	52 Weeks	52 Weeks	52 Weeks
	February 1,		February 3,	January 28,	January 29,	January 30,
Statement of Operations Data	2009		2008	2007	2006	2005
Net sales	$490,021		481,770	446,870	408,619	385,451
Cost of sales	336,117		329,405	304,869	277,298	256,786
Gross margin	153,904		152,365	142,001	131,321	128,665

Selling, general and administrative expenses	147,846		138,349	123,661	117,223	115,978
Depreciation and amortization	9,302		9,464	6,513	5,632	6,153
Income (loss) from continuing operations	(3,244)		4,552	11,827	8,466	6,534
Interest expense	1,867		3,382	2,729	1,272	1,230
Earnings (loss) from continuing operations before
income taxes and discontinued operations	(5,111)		1,170	9,098	7,194	5,304
Income tax expense (benefit)	(2,090)		388	3,204	2,469	1,605
Earning (loss) from continuing operations before
discontinued operations	(3,021)		782	5,894	4,725	3,699
Income (loss) from discontinued operations, net
of income tax	(1,955)		(1,006)	(190)	(2,776)	223
Net earnings (loss) (1)	$(4,976)		(224)	5,704	1,949	3,922

Per Share Information
Earnings (loss) per share - basic
Earnings (loss) before discontinued operations	$(0.79)		0.21	1.55	1.16	0.84
Discontinued operations	(0.51)		(0.26)	(0.05)	(0.68)	0.05
Net earnings (loss)	$(1.30)		(0.05)	1.50	0.48	0.89

Earnings (loss) per share - diluted
Earnings (loss) before discontinued operations	$(0.79)		0.21	1.54	1.15	0.83
Discontinued operations	(0.51)		(0.26)	(0.05)	(0.67)	0.05
Net earnings (loss)	$(1.30)		(0.05)	1.49	0.47	0.88

Weighted average shares outstanding:
Basic	3,809,109		3,807,033	3,792,202	4,083,798	4,391,538
Diluted	3,809,109		3,807,033	3,828,928	4,117,922	4,464,416

Operating Data
Stores open at year-end	258		243	225	219	215
Stores in non-competitive markets at year-end (2)	200		186	171	169	169
Same-stores open at year-end	225		219	215	209	203

Percentage of total stores in non-competitive
markets (2)	77.5%		76.5%	76.0%	77.2%	78.6%
Percentage of net sales from stores in
non-competitive markets , excluding fuel (2)(3)	77.2%		76.9%	75.1%	75.1%	74.6%
Same-store sales (decrease) increase for all stores,
excluding fuel (3)	(5.1	) %	4.2%	7.6%	3.5%	8.2%

Balance Sheet Data
Total Assets	$208,775		185,386	195,420	178,922	163,118
Total Debt (includes capital lease obligation and
current maturities)	49,841		33,013	29,988	26,240	8,605
Stockholders' equity	$102,040		107,172	106,060	102,147	114,676

(1)
Effective January 29, 2006, the Company adopted SFAS no 123(R), Share-Based Payments. Included in selling, general and administrative expenses is $186 of share-based compensation in fiscal 2009 and $1.1 million in fiscal 2008, respectively.  No expense was recorded for share-based compensation in earlier years.

(2)
“Non-competitive” markets refer to those markets where there is not a national or regional broad line retail store located in the primary market served by the Company. The Company's stores in such non-competitive markets nevertheless face competition from various sources. See Item 1 “Business-Competition”.

(3)
Percentages, as adjusted to a comparable 52 week year, reflect the increase or decrease based upon a comparison of the applicable fiscal year with the immediately preceding fiscal year for stores open during the entirety of both years.  For fiscal 2008, sales were reduced by the week 53 amount.

(4)
An asset impairment charge is included in depreciation and amortization, of $1.3 million for fiscal 2009, $2.1 million for fiscal 2008 and $130 for fiscal 2007, respectively.  For fiscal 2009, $299 of the impairment is attributable to writing down the carrying value on property held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Operations. The Company is a regional broad line retailer operating in 23 states in the central United States.

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2009, 2008 and 2007 consisted 52 weeks, 53 weeks and 52 weeks, respectively. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy. The Company's overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. The Company prefers markets that do not have direct competition from national or regional broad line retail stores. The Company also somewhat competes for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer's outlets and the internet.

The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance. The Company uses centralized purchasing, merchandising, pricing and warehousing to obtain volume discounts, improve efficiencies and achieve consistency among stores and the best overall results. The Company utilizes information obtained from its new POS system and regular input from its store associates to determine its merchandise offerings.

The Company continually implements new merchandising and marketing initiatives in an effort to increase customer traffic and same-store sales. The Company is also adding new items and brands to its assortments and has made changes to its advertising program that combines promotional pricing and solution selling.

Recent Events.

•	Lawrence J. Zigerelli joined the Company on July 1, 2008 to become the President – Chief Executive Officer.
•	Donny R. Johnson was promoted to Executive Vice President - Chief Financial Officer on July 1, 2008 after serving as Interim Chief Executive Officer.
•	Jane F. Gilmartin joined the Company on July 24, 2008 to become the Executive Vice President – Chief Operating Officer.
•	Anthony C. Corradi, Senior Vice President - Technology and Supply Chain resigned from the Company on August 1, 2008.
•	Edmond C. Beaith joined the Company on August 25, 2008 to become the Senior Vice President - Chief Information Officer.
•
On September 3, 2008, the Company entered into an agreement with Accenture, LLP to provide the Company with consulting services to increase the Company's operating efficiency and reduce shrink "Store Transformation Project".

•	James M. Spencer joined the Company on December 15, 2008 to become the Senior Vice President - Store Operations.
•	Phillip D. Hixon, Senior Vice President was terminated on January 29, 2009.

Key Items in Fiscal 2009. The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items during fiscal 2009 were:

•	Net sales increased 1.7% to $490,021. Same-store sales decreased 5.1%, excluding the Company's two fuel centers, compared to the prior year, as adjusted for 52 week comparability.
•	Gross margin decreased to 31.4% of sales, compared to 31.6% in the prior year. Excluding the first quarter $1.3 million inventory review initiative charge, fiscal 2009 gross margin is 31.7%.
•
Selling, general and administrative (SG&A) expenses were 30.2% of sales, compared to 28.7% in the prior year.  Excluding executive and staff severance and Store Transformation Project expenses, fiscal 2009 SG&A expenses were 29.3%.

•	Net loss per share was ($1.30), compared to a loss of ($0.05) per share in the prior year.
•	Return on average equity was (4.8%), compared to (0.2%) in the prior year.

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

Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.

Selling, general and administrative expenses are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

Earnings per share ("EPS") growth is an indicator of the returns generated for the Company's stockholders. EPS from continuing operations was $(0.79) per basic share for fiscal 2009, compared to $0.21 per basic share for the prior fiscal year.  Return on average equity is a measure of how much income was produced on the average equity of the Company.

Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company's consolidated statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	52 Weeks		53 Weeks		52 Weeks
	February 1,		February 3,		January 28,
	2009		2008		2007
Net sales	100.0%		100.0%		100.0%
Cost of sales	68.6		68.4		68.2
Gross margin	31.4		31.6		31.8
Selling, general and administrative expenses	30.2		28.7		27.7
Depreciation and amortization	1.9		2.0		1.5
Total operating expenses	32.1		30.7		29.2
Operating income (loss) from continuing operations	(0.7)		0.9		2.6
Interest expense	0.4		0.7		0.6
Earnings (loss) from continuing operations before income
taxes and discontinued operations	(1.1)		0.2		2.0
Income tax expense (benefit)	(0.4)		0.1		0.7
Earnings (loss) from continuing operations before discontinued operations	(0.7)		0.1		1.3
Earnings (loss) from discontinued operations, net of income tax benefit	(0.4)		(0.2)		0.0
Net earnings (loss)	(1.1	) %	(0.1	) %	1.3%

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

Insurance: The Company retains significant deductibles on its insurance policies for workers compensation, general liability, medical claims and prescriptions. Due to the fact that it often takes more than one year to determine the actual costs, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants. The Company completes an actuarial evaluation of its loss experience twice each year. In between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts. The Company’s actuarial method is the fully developed method. The Company records its reserves on an undiscounted basis. The Company’s prior estimates have varied based on changes in assumptions related to actual claims versus estimated ultimate loss calculations. Current and future estimates could be affected by changes in those same assumptions and are reasonably likely to occur.

Consideration received from vendors: Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors.  This “vendor income” is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred. Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received.  Based on provisions of the agreements in place, this receivable is computed by estimating when the Company has completed its performance and the amount has been earned.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

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

Share-Based Payments: Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123(R)") and began recognizing share-based compensation expense for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation expense recognized since January 30, 2006 to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date. For Executives, Directors and non-Executives, the Company estimates a forfeiture rate for each group.  An actual turnover rate, lower or higher than historical trends and changes in estimated forfeiture rates would impact the share-based compensation expense recorded by the Company.

Fiscal 2009 Compared to Fiscal 2008

Net sales for fiscal 2009 increased $8.3 million or 1.7% to $490.0 million compared to $481.8 million for fiscal 2008. During fiscal 2009, the Company opened fifteen ALCO stores, of which four were in markets previously occupied by a Duckwall store. Eleven ALCO stores were closed and four Duckwall stores were closed, resulting in a year end total of 258 stores. Net sales for all stores open the full year in both fiscal 2009 and 2008 (same-stores), decreased by $22.6 million or (5.1%), excluding the two fuel centers, in fiscal 2009 compared to fiscal 2008, as adjusted for 52 week comparability.

Gross margin for fiscal 2009 increased $1.5 million, or 1.0%, to $153.9 million compared to $152.4 million in fiscal 2008. As a percentage of net sales, gross margin decreased to 31.4% in fiscal 2009 compared to 31.6% in fiscal 2008. Fiscal 2009 gross margin was positively impacted by continued shrink improvement and increased vendor considerations, offset by inventory review initiative expenses.  Excluding the first quarter $1.3 million inventory review initiative charge, fiscal 2009 gross margin is 31.7%.

Selling, general and administrative expenses increased $9.5 million or 6.9% to $147.8 million in fiscal 2009 compared to $138.3 million in fiscal 2008. As a percentage of net sales, selling, general and administrative expenses were 30.2% in fiscal 2009 and 28.7% in fiscal 2008. This increase is primarily attributable to operating 33 new stores along with $2.2 million in fees to Accenture associated with the Store Transformation Project and executive and staff severance of $1.9 million.  This increase of new stores contributed to increased employee labor and benefits of $5.6 million and real property rent of $4.7 million.   In addition to the Store Transformation Project fees of $2.2 million, also impacting SG&A expenses were executive and staff severance of $1.9 million and reduced co-op advertising offset of $603.  These expense increases were somewhat mitigated by reduced share-based compensation of $944, reduced floor care services of $520 and reduced advertising expense of $631.  Excluding share-based compensation, preopening store costs, Store Transformation Project fees and executive and staff severance (Adjusted SG&A expenses) were 28.9% and 27.9% respectively for the fiscal 2009 and fiscal 2008.

Depreciation and amortization expense decreased $162 or (1.7%) to $9.3 million in fiscal 2009 compared to $9.5 million in fiscal 2008. The decrease is attributable to reduced asset impairment for fiscal 2009 compared to fiscal 2008 offset by increased depreciation from stores opened in fiscal 2009 and 2008.

Operating income (loss) from continuing operations decreased $7.8 million, or (171.3%), to ($3.2) million in fiscal 2009 compared to $4.6 million in fiscal 2008. Operating income (loss) from continuing operations as a percentage of net sales was (0.7%) in fiscal 2009 compared to 0.9% in fiscal 2008.

Interest expense decreased $1.5 million or (44.8%), to $1.9 million in fiscal 2009 compared to $3.4 million in fiscal 2008. The decrease in interest expense was due to the reversal of accrued interest of $587 related to the FIN 48 liability of the Company and lower interest rates.  Interest expense may increase if the Company expands its borrowing to fund capital expenditures or other programs.

Income tax expense (benefit) on continuing operations were ($2.1) million in fiscal 2009 compared to $388 in fiscal 2008. The Company's effective tax rate was 40.9% in fiscal 2009 and 33.2% in fiscal 2008. The effective tax rate is higher due to the impact of permanent book and tax differences which have remained relatively constant over the reporting periods as compared to a decrease in book income.

Loss from discontinued operations, net of income tax benefit was $2.0 million in fiscal 2009, compared to $1.0 million in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

Net sales for fiscal 2008 increased $34.9 million or 7.8% to $481.8 million compared to $446.9 million for fiscal 2007. During fiscal 2008, the Company opened eighteen ALCO stores, of which two were in markets previously occupied by a Duckwall store. Three ALCO stores were closed and nine Duckwall stores were closed, resulting in a year end total of 262 stores. Net sales for all stores open the full year in both fiscal 2008 and 2007 (same-stores), increased by $17.5 million or 4.2%, excluding the Company's two fuel centers and adjusted for 52 week comparability, in fiscal 2008 compared to fiscal 2007.

Gross margin for fiscal 2008 increased $10.4 million, or 7.3%, to $152.4 million compared to $142.0 million in fiscal 2007. As a percentage of net sales, gross margin decreased to 31.6% in fiscal 2008 compared to 31.8% in fiscal 2007. Fiscal 2008 gross margin was positively impacted by an increased initial mark-on percentage, offset by reduced vendor considerations and additional shrinkage reserve.

Selling, general and administrative expenses increased $14.7 million or 11.9% to $138.3 million in fiscal 2008 compared to $123.7 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 28.7% in fiscal 2008 and 27.7% in fiscal 2007. The increase in selling, general and administrative expenses as a percentage of net sales was due in part to decreased vendor participation in CO-OP advertising, increased payroll, credit card fees, advertising, utilities, new store rents and professional services and software maintenance fees associated with rollout of IT initiative.

Depreciation and amortization expense increased $3.0 million or 45.3% to $9.5 million in fiscal 2008 compared to $6.5 million in fiscal 2007. The increase is attributable to a full year depreciation on stores opened in fiscal 2007, new stores opened in fiscal 2008 and a long-lived asset impairment of $2.1 million.

Operating income from continuing operations decreased $7.2 million, or (61.5%), to $4.6 million in fiscal 2008 compared to $11.8 million in fiscal 2007.  Operating income from continuing operations as a percentage of net sales was 0.9% in fiscal 2008 compared to 2.7% in fiscal 2007.

Interest expense increased $653 or 23.9%, to $3.4 million in fiscal 2008 compared to $2.7 million in fiscal 2007. The increase in interest expense was attributable to increased borrowings by the Company during fiscal 2008 compared to fiscal 2007.

Income taxes on continuing operations were $388 in fiscal 2008 compared to $3.2 million in fiscal 2007. The Company's effective tax rate was 33.2% in fiscal 2008 and 35.2% in fiscal 2007.  The effective tax rate is lower due to the increase in employment tax credits.  Employment tax credits increased significantly over prior year; however, this increase in favorable credits was partially offset by an increase in state tax expense and share-based compensation.

Loss from discontinued operations, net of income taxes was $1.0 million in fiscal 2008, compared to $190 in fiscal 2007.

SG&A Detail; Certain Financial Matters

The Company has included Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information as a means of comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation; review of performance and to compare the Company’s financial measures to that of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include certain items, as does Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin return on investment, return on equity and cash flow.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Years Ended
	52 Weeks	53 Weeks
SG&A Expenses Breakout	February 1, 2009	February 3, 2008
Store support center (1)	$26,427	21,430
Distribution center	9,470	9,327
401K expense	462	480
Same-store SG&A	92,792	98,768
Non same-store SG&A (2)	18,509	7,214
Share-based compensation	186	1,130
Final SG&A as reported	147,846	138,349
Less:
Share-based compensation	(186)	(1,130)
Preopening store costs (2)	(1,846)	(2,783)
Executive and staff severance (1)	(1,942)	-
Store Transformation Project	(2,220)	-
Adjusted SG&A	$141,652	134,436

Adjusted SG&A as % of sales	28.9%	27.9%

Sales per average selling square feet (3)	$111.95	119.47

Adjusted gross margin dollars per average selling square feet (3)(4)	$35.47	37.78

Adjusted SG&A per average selling square feet (3)	$32.36	33.33

Adjusted EBITDA per average selling square feet (3)(5)	$3.11	4.45

Average inventory per average selling square feet (3)(6)(7)	$28.29	27.97

Average selling square feet (3)	4,377	4,033

Total stores operating beginning of period	262	256
Total stores operating end of period	258	262
Total stores less than twelve months old	15
Total non same-stores	33

Supplemental Data: (8)
Same-store gross margin dollar change	(8.4)%	7.8%
Same-store SG&A dollar change	(6.1)%	5.6%
Same-store total customer count change	(10.4)%	(3.1)%
Same-store average sale per ticket change	4.0%	8.1%

(1) Store Support Center includes executive and staff severance
(2) Non same-stores are those stores opened in fiscal 2009 and fiscal 2008 and includes preopening costs
(3) Average selling square feet is (beginning square feet plus ending square feet) divided by 2
(4) Adjusted gross margin includes $1.3 million inventory review initiative charge added back
(5) Adjusted EBITDA per selling square foot is a non-GAAP financial measure and is calculated as Adjusted EBITDA divided by selling square feet
(6) Average inventory is store level merchandise inventory for fiscal 2009 and fiscal 2008, respectively (beginning inventory plus ending inventory) divided by 2
(7) Excludes inventory for unopened stores
(8) Same-store information has not been adjusted to 52 weeks for comparability

Fiscal 2009 Compared to Fiscal 2008

Store support center expenses for fiscal 2009 increased $5.0 million, or 23.3%.  The increase was primarily due to severance costs of $1.9 million and Store Transformation Project costs of $2.2 million.

Same-store SG&A expenses decreased $6.0 million, or (6.1%).   The decrease is primarily due to labor efficiencies of $4.9 million, decreased advertising expenses of $1.3 million, decreased floor care services expenses of $655 and decreased information technology expenses of $476 offset by reduced coop advertising of $892 and increased real property rent expense of $816.

Non same-store SG&A expenses increased $11.3 million. The Company has opened 15 stores in 2009 and 18 stores in 2008.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA from net earnings (loss) from continuing operations:

Adjusted EBITDA from net earnings (loss) from continuing operations:

	53 Weeks	For the Thirty- Nine Week Periods Ended		53 Weeks	Thirteen Weeks	Fourteen Weeks	52 Weeks
	Fiscal 2008	November 2, 2008	October 28, 2007	November 2, 2008	February 1, 2009	February 3, 2008	Fiscal 2009
Net earnings (loss) from continuing operations (1)(5)(6)	$782	(2,379)	(223)	(1,374)	(642)	1,005	(3,021)
Plus:
Interest	3,382	1,219	2,526	2,075	648	856	1,867
Taxes (1)(6)	388	(2,405)	(271)	(1,746)	315	659	(2,090)
Depreciation and amortization (1)(6)	9,464	5,793	5,352	9,905	3,509	4,112	9,302
Share-based compensation	1,130	34	893	271	152	237	186
Preopening store costs (2)	2,783	1,837	1,521	3,099	9	1,262	1,846
Inventory review initiative	-	1,345	-	1,345	-	-	1,345
Executive and staff severance	-	1,942	-	1,942	-	-	1,942
Store Transformation Project (7)	-	937	-	937	1,283	-	2,220
=Adjusted EBITDA (1)(3)(4)(5)(6)	17,929	8,323	9,798	16,454	5,274	8,131	13,597

Adjusted EBITDA
Same-stores (6)	47,722	31,147	32,865	46,004	12,814	14,728	44,090
Non same-stores (3)	1,650	1,615	641	2,624	672	1,080	2,216
Store support center (5)	(22,116)	(17,066)	(16,761)	(22,421)	(5,930)	(5,297)	(23,054)
Warehouse	(9,327)	(7,373)	(6,947)	(9,753)	(2,282)	(2,380)	(9,655)
Reconciled Adjusted EBITDA (1)(3)(4)(5)(6)	17,929	8,323	9,798	16,454	5,274	8,131	13,597

Cash	5,501	5,320	4,525	5,320	4,744	5,501	4,744
Debt	33,013	58,303	55,759	58,303	49,841	33,013	49,841
Debt, net of cash	$27,512	52,983	51,234	52,983	45,097	27,512	45,097

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

(3) For fiscal 2009, the average open weeks for the Company's 33 non same-stores is 54 weeks.
(4) During fiscal 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce certain SG&A expenses. For fiscal 2009, these initiatives resulted in $7.5 million reduced SG&A expenses when compared to the prior fiscal year.  The initiatives include, but not limited to, executive and staff reduction, reduced ALCO same-store hourly wages, advertising expenses, net of coop offset and floor care services along with reduced total Company insurance and travel expenses.

(5) Since the first quarter of fiscal 2009, the Company has incurred approximately $1.3 million in charges related to staff and executive management changes, relocations and professional fees related to tax planning strategies, including tax method changes, which have reduced these reported amounts.  This $1.3 million is also inclusive of charges incurred during the first quarter related to Board of Directors changes.

(6) These amounts will not agree to the first, second and third quarter 10-Q amounts due to the Company closing an ALCO store during the fourth quarter of fiscal 2009.  This store is shown in discontinued operations.

(7) The Store Transformation Project is defined on page 11 in the under recent events.

Seasonality and Quarterly Results

The following table sets forth the Company's net sales, gross margin, income from operations and net earnings during each quarter of fiscal 2009 and 2008.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter(1)

Fiscal 2009	Net sales	$105.7	129.3	114.9	140.1
	Gross margin	31.7	43.3	37.1	41.8
	Earnings (loss) from continuing operations	(4.3)	3.5	(1.5)	(0.7)
	Net earnings (loss)	(5.9)	3.3	(1.7)	(0.7)

Fiscal 2008	Net sales	$105.9	118.7	110.0	147.2
	Gross margin	32.7	39.4	35.7	44.6
	Earnings (loss) from continuing operations	(1.8)	3.0	(1.4)	1.0
	Net earnings (loss)	(2.2)	2.6	(1.6)	1.0

(1)	An asset impairment charge of $1.3 million and $2.1 million negatively impacted net earnings for fiscal 2009 and 2008, respectively.

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

Liquidity and Capital Resources

At the end of fiscal 2009, working capital (defined as current assets less current liabilities) was $119.5 million compared to $107.7 million at the end of fiscal 2008 and $106.4 million at the end of fiscal 2007.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing, term loan and lease financing. In fiscal 2007 the Company completed a sale-leaseback of a number of its owned stores. The proceeds from this transaction amounted to $12.6 million. No real estate sale-leaseback transactions were completed in fiscal 2009 or 2008.

Cash (used in) provided by operating activities aggregated ($3.2) million, $11.1 million, ($4.0) million, in fiscal 2009, 2008 and 2007, respectively. The decrease in cash provided in fiscal 2009 relative to fiscal 2008 resulted primarily from an increase in merchandise inventory, net of accounts payable.  The increase in cash provided in fiscal 2008 relative to fiscal 2007 resulted primarily from a decrease in merchandise inventory, net of accounts payable.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at February 1, 2009 was $47.0 million, resulting in an available line of credit at that date of approximately $55.0 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. As of April 16, 2009, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

In fiscal 2009, the Company had net cash borrowing of $20.0 million on its revolving credit facility and made cash payments of $3.2 million to reduce its long-term debt and capital lease obligations. The Company received $90 in proceeds from the exercise of outstanding stock options. During fiscal 2009, the Company exercised an early buyout of an operating lease for store level point-of-sale equipment of $5.1 million.  This buyout was financed through the revolving credit facility.  In fiscal 2008, the Company had net cash pay downs on its revolving credit facility of $362 and made cash payments of $2.1 million to reduce its long-term debt and capital lease obligations.  In fiscal 2008, the Company entered into a term loan for $5.5 million representing the equipment costs associated with the fiscal 2008 opened stores.  This proceeds amount was used to pay down the revolving credit facility.  In fiscal 2007, the Company had net cash borrowing on its revolving credit facility of $4.0 million and made cash payments of $2.1 million to reduce its long-term debt and capital lease obligations and repurchased $2.0 million of Company stock. The Company received $113 in proceeds from the exercise of outstanding stock options.

The Company’s long-range plan assumes growth in the number of stores and, in accordance with this plan, for fiscal 2009, 15 new ALCO stores, of which four were in markets previously occupied by a Duckwall store, were opened.  In fiscal 2008, 18 new ALCO stores, of which two were in markets previously occupied by a Duckwall store, were opened.  Seven new ALCO stores were opened in fiscal 2007.  Approximately 8 to 12 new ALCO stores are expected to be opened in fiscal 2010. The Company believes that with the $105 million line of credit, sufficient capital is available to fund the Company’s planned expansion.

Cash (used in) provided by for acquisition of property and equipment in fiscal 2009, 2008 and 2007 totaled ($14.2) million, ($11.7) million and $6.5 million, respectively. A sale-leaseback transaction of several store buildings was completed in fiscal 2007 in the amount of $12.6 million and $1.6 from the sale of other assets.

On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock, of which 25,534 shares have been repurchased at an average cost of $15.16. As of February 1, 2009, 174,466 shares remain available to be repurchased.

The following table summarizes the Company’s significant contractual obligations payable as of February 1, 2009 (in thousands):

	Payments due by Period (1)
		Less than	2 - 3	4 - 5	After
Contractual Obligations	Total	1 year (2)	years	years	5 years

Revolving loan credit facility	$40,714	-	40,714	-	-
FF&E term loan	4,227	1,362	2,865	-	-
Capital lease obligations	5,679	2,266	2,638	775	-
Operating leases	164,362	18,752	32,035	26,282	87,293
Transportation contract	247	247	-	-	-
Consulting contract	1,920	1,920
Contingent rentals	12,679	1,468	3,070	3,256	4,885

Total contractual cash obligations	$229,828	26,015	81,322	30,313	92,178

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

(2)
Total liabilities for unrecognized tax benefits were $54 and $2.4 million, as of February 1, 2009 and February 3, 2008, respectively and are classified on the Company's consolidated balance sheet within "Other current liabilities" and are not included in the table.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. The Company plans to open approximately 8 to 12 ALCO stores in fiscal 2010. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These contingencies include the Company’s ability to hire, train and retain qualified personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. The plans of the Company are also dependent on the ability of our landlords and developers to find appropriate financing in the current credit market.  There can be no assurance that the Company will achieve satisfactory sales or profitability.

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of year-end fiscal 2009.

The Company has not created and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the business.  The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

New Accounting Standard

2008 Adoptions

                 In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes the financial statement recognition and measurement criteria for tax positions taken in a tax return, clarifies when tax benefits should be recorded and how they should be classified in financial statements and requires certain disclosures of uncertain tax matters.  The Company adopted the provisions of FIN 48 at the beginning of the first quarter of 2008 and the details of our adoption of FIN 48 are described in Note 7.

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

The Company’s borrowing arrangement contains no limitation on the change in the variable interest rate paid by the Company. Based on the Company’s average borrowing outstanding during the year of approximately $32.5 million, a 1% change either up or down in the LIBOR rate would have changed the Company’s interest expense by approximately $325.

The Company was not party to any derivative financial instruments in fiscal 2009.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Registered Public Accounting Firm……………………..	22

Financial Statements:
Consolidated Balance Sheets --
February 1, 2009 and February 3, 2008………………………………..	23

Consolidated Statements of Operations --
Fiscal years Ended February 1, 2009,
February 3, 2008 and January 28, 2007……………………………….	24

Consolidated Statements of Stockholders'
Equity -- Fiscal years Ended February 1, 2009,
February 3, 2008 and January 28, 2007……………………..………..	25

Consolidated Statements of Cash Flows --
Fiscal years Ended February 1, 2009,
February 3, 2008 and January 28, 2007………………………………..	26

Notes to Consolidated Financial Statements……………………………………..
27
Financial Statement Schedules:

No financial statement schedules are included as they are
not applicable to the Company

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) as of February 1, 2009 and February 3, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2009. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, effective January 29, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  As discussed in Notes 1 and 14, effective January 30, 2006, the Company adopted the fair value method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
April 16, 2009

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

Assets
	February 1,	February 3,
	2009	2008
Current assets:
Cash and cash equivalents	$4,744	5,501
Receivables	5,142	4,905
Prepaid income taxes	5,753	768
Inventories	146,620	128,545
Prepaid expenses	4,143	3,101
Deferred income taxes	5,348	7,094
Assets held for sale	1,505	-
Total current assets	173,255	149,914

Property and equipment, at cost:
Land and land improvements	1,420	2,205
Buildings and building improvements	11,369	11,931
Furniture, fixtures and equipment	69,019	58,911
Transportation equipment	1,322	1,310
Leasehold improvements	13,974	15,419
Construction work in progress	745	1,282
Total property and equipment	97,849	91,058
Less accumulated depreciation	65,591	64,019
Net property and equipment	32,258	27,039

Property under capital leases	11,015	13,571
Less accumulated amortization	7,958	8,654
Net property under capital leases	3,057	4,917

Other non-current assets	205	262
Deferred income taxes	-	3,254
Total assets	$208,775	185,386

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,362	1,278
Current maturities of capital lease obligations	1,853	1,860
Accounts payable	30,233	19,134
Accrued salaries and commissions	5,375	3,711
Accrued taxes other than income	4,941	4,301
Self-insurance claim reserves	5,309	4,571
Other current liabilities	4,676	7,360
Total current liabilities	53,749	42,215

Long term debt, less current maturities	2,865	4,227
Notes payable under revolving loan	40,714	20,715
Capital lease obligations - less current maturities	3,047	4,933
Deferred gain on leases	4,598	4,985
Deferred income taxes	138	-
Other noncurrent liabilities	1,624	1,139
Total liabilities	106,735	78,214

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares;
issued and outstanding 3,797,947 shares and 3,810,591 shares respectively	1	1
Additional paid-in capital	38,615	38,766
Retained earnings	63,424	68,405
Total stockholders' equity	102,040	107,172
Total liabilities and stockholders' equity	$208,775	185,386

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Operations
Fiscal Years ended February 1, 2009, February 3, 2008 and January 28, 2007
(dollars in thousands, except per share amounts)

	52 Weeks	53 Weeks	52 Weeks
	2009	2008	2007
Net Sales	$490,021	481,770	446,870
Cost of sales	336,117	329,405	304,869
Gross margin	153,904	152,365	142,001

Selling, general and administrative	147,846	138,349	123,661
Depreciation and amortization	9,302	9,464	6,513
Total operating expenses	157,148	147,813	130,174
Operating income (loss) from continuing operations	(3,244)	4,552	11,827

Interest expense	1,867	3,382	2,729

Earnings (loss) from continuing operations before income taxes and discontinued operations	(5,111)	1,170	9,098

Income tax expense (benefit)	(2,090)	388	3,204

Earnings (loss) from continuing operations before discontinued operations	(3,021)	782	5,894

Loss from discontinued operations, net of income
tax benefit of $1.2 million, $626 and $116 in 2009, 2008 and 2007, respectively	(1,955)	(1,006)	(190)

Net earnings (loss)	$(4,976)	(224)	5,704

Earnings (loss) per share
Basic
Continuing operations	$(0.79)	0.21	1.55
Discontinued operations	(0.51)	(0.26)	(0.05)

Net earnings (loss) per share	$(1.30)	(0.05)	1.50

Earnings (loss) per share
Diluted
Continuing operations	$(0.79)	0.21	1.54
Discontinued operations	(0.51)	(0.26)	(0.05)

Net earnings (loss) per share	$(1.30)	(0.05)	1.49

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Stockholders' Equity
Fiscal Years ended February 1, 2009, February 3, 2008 and January 28, 2007
(dollars in thousands, except share amounts)

	Common
	stock		Additional		Total
	shares	Common	paid-in	Retained	stockholders'
	outstanding	stock	capital	earnings	equity

Balance, January 29, 2006	3,786,953	$1	36,411	65,735	102,147

Net earnings for the year ended January 28, 2007	-	-	-	5,704	5,704

Cumulative change for accounting for inventory (Note 14)	-	-	-	(2,695)	(2,695)

Repurchase and retirement of common shares	(3,337)	-	(102)	-	(102)

Income tax benefit related to exercise of stock options	-	-	51	-	51

Share-based compensation			821		821

Options exercised to purchase shares	10,687	-	134	-	134

Balance, January 28, 2007	3,794,303	1	37,315	68,744	106,060

Net loss for the year ended February 3, 2008	-	-	-	(224)	(224)

Cumulative effect of a change in accounting principle (Note 7)	-	-	-	(115)	(115)

Income tax benefit related to exercise of stock options	-	-	14	-	14

Share-based compensation			1,130		1,130

Options exercised to purchase shares	16,288	-	307	-	307

Balance, February 3, 2008	3,810,591	1	38,766	68,405	107,172

Net loss for the year ended February 1, 2009	-	-	-	(4,976)	(4,976)

Repurchase and retirement of common shares	(22,644)	-	(285)	-	(285)

Expired stock options	-	-	(142)	-	(142)

Share-based compensation	-	-	186	-	186

Sale of company stock	10,000	-	90	-	90

Income tax benefit rate change for stock options	-	-	-	(5)	(5)

Balance, February 1, 2009	3,797,947	$1	38,615	63,424	102,040

See accompanying notes to consolidated financial statements.

Duckwall-ALCO Stores, Inc.
And Subsidiaries
Consolidated Statements of Cash Flows
Fiscal Years ended February 1, 2009, February 3, 2008 and January 28, 2007
(dollars in thousands)
	52 Weeks	53 Weeks	52 Weeks
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(4,976)	(224)	5,704
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	9,346	9,867	6,801
Gain (loss) on sale of assets	7	(180)	(307)
Share-based compensation	186	1,130	821
Tax benefit of stock options exercised	-	14	51
Deferred income tax expense, net	5,050	(1,428)	(3,465)
Changes in:
Receivables	(237)	(1,846)	(325)
Prepaid expenses	(1,042)	(1,540)	1,060
Inventories	(18,075)	22,861	(20,673)
Accounts payable	11,099	(16,129)	6,963
Prepaid income taxes	(4,985)	(2,560)	752
Accrued salaries and commissions	1,664	(469)	(1,821)
Accrued taxes other than income	640	59	(501)
Self-insurance claim reserves	738	249	567
Other assets and liabilities	(2,583)	1,294	358
Net cash (used in) provided by operating activities	(3,168)	11,098	(4,015)

Cash flows from investing activities:
Proceeds from real estate sale-leasebacks	-	-	12,563
Proceeds from the sale of assets	185	637	1,563
Acquisition of property and equipment	(14,402)	(12,293)	(7,627)
Net cash (used in) provided by in investing activities	(14,217)	(11,656)	6,499

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	19,999	(362)	4,015
Refinancing costs on revolving loan and term loan fees	-	(256)	-
Proceeds from exercise of outstanding stock options	-	307	113
Excess tax benefit on stock options exercised	-	-	36
Proceeds from stock sale	90	-	-
Income tax benefit rate change for stock options	(5)	-	-
Repurchase of stock	(285)	-	(2,012)
Net (pay downs) borrowings under term loan	(1,278)	5,505	-
Principal payments under capital lease obligations	(1,893)	(2,118)	(2,125)
Net cash provided by financing activities	16,628	3,076	27

Net (decrease) increase in cash and cash equivalents	(757)	2,518	2,511
Cash and cash equivalents at beginning of year	5,501	2,983	472

Cash and cash equivalents at end of year	$4,744	5,501	2,983

Supplemental disclosure of non-cash activity:
Tax benefit related to stock options exercised	$-	14	-
Assets acquired under capital lease	$-	-	1,858

See accompanying notes to consolidated financial statements.

DUCKWALL-ALCO STORES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
February 1, 2009, February 3, 2008 and January 28, 2007
(dollars in thousand, except for per share amounts)

1.	Summary of Significant Accounting Policies

(a)	Nature of Business

Duckwall-ALCO Stores, Inc. and subsidiaries (the Company) is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through broad line department store outlets. Merchandise is purchased for resale from many vendors, and any one transaction with individual vendors and customers does not represent a significant portion of total purchases and sales.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany account balances have been eliminated in consolidation.

(c)	Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal 2009 and fiscal 2007 consist of 52 weeks, while fiscal 2008 consists of 53 weeks.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Amortization of capital leases is computed on a straight-line basis over the terms of the lease agreements.  Major improvements are capitalized, while maintenance and repairs that do not extend the useful life of the asset are charged to expense as incurred.  Estimated useful lives are as follows:

Buildings	25 years
Building improvements	10 years
Software	3 - 5 years
Furniture, fixtures and equipment	3 - 15 years
Transportation equipment	3 - 5 years
Leasehold improvements	2 - 10 years

For fiscal 2009, 2008 and 2007, depreciation and amortization, including asset impairment charge for continuing operations was $9.3 million, $9.5 million and $6.5 million, respectively.

The Company has sold and leased back certain stores (land and buildings) and the resulting leases qualify and are accounted for as operating leases.  The Company does not have any retained or contingent interests in the stores, nor does the Company provide any guarantees, other than a guarantee of lease payments, in connection with the sale-leasebacks. The net proceeds from the sale-leaseback transactions amounted to approximately $0, $0, and $12,563 for fiscal 2009, 2008, and 2007, respectively. If a gain results from the sale-leaseback transaction, such gains are deferred and are being amortized over the term of the related leases (15 - 20 years).

(f)	Operating Leases

The Company accounts for operating leases over the initial lease term without regard to available renewal options. The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term. Total rent expense is recognized on a straight-line basis over that term.

(g)	Insurance

The Company retains significant deductibles on its insurance policies for workers compensation, general liability, medical claims and prescriptions. Due to the fact that it could take more than one year to determine the actual costs, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants. The Company completes an actuarial evaluation of its loss experience twice each year. In between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts. The Company’s actuarial method is the fully developed method. The Company records its reserves on an undiscounted basis. The Company’s prior estimates have varied based on changes in assumptions related to actual claims versus estimated ultimate loss calculations. Current and future estimates could be affected by changes in those same assumptions.

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

For purposes of the consolidated statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds. During fiscal 2009, 2008, and 2007, the following amounts were paid for interest and income taxes:
	2009	2008	2007
Interest, excluding interest on capital lease obligation and amortization of debt financing
costs (net of capitalized interest of $0 in fiscal 2009, $0 in fiscal 2008 and $0 in fiscal 2007)	$2,242	2,823	1,713
Income taxes	987	3,716	5,738

(l)	Use of Estimates

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

The Company reviews assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset or significant changes in a manner of use of the assets due to business strategies or competitive environment. Additionally, when a commitment is made to close a store beyond the quarter in which the disclosure commitment is made, it is reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.  Charges for asset impairment of $1.3 million, $2.1 million and $130 in fiscal 2009, 2008 and 2007, respectively, are included in depreciation and amortization expense in the consolidated statements of operations.  For the fiscal 2009 impairment, $299 is attributable to writing down the carrying value on property held for sale.

As of February 1, 2009, the Company has $1.5 million classified as assets held for sale.  These properties are recorded at their net realizable value, net of disposal costs.  The majority of the property is land.  Two former ALCO store locations include buildings also.  The Company used the services of a local real estate broker to determine the fair value of each property.

(n)	Store Closings and Discontinued Operations

A provision for store closure expenses is recorded when the Company discontinues using the facility. A summary of the expense and liability (included in other current liabilities) related to store closures as of and for the years ended February 1, 2009, February 3, 2008, and January 28, 2007 is as follows:

	2009	2008	2007

Store closure liability at beginning of year	$-	105	477
Store closure (income) expense (included in discontinued operations)	769	(71)	(30)
Payments	(506)	(34)	(342)

Store closure liability at end of year	$263	-	105

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically disbursed. The results of operations for stores that have been closed by the Company (15, 10 and one stores in fiscal 2009, 2008 and 2007, respectively) have been reclassified to discontinued operations in the accompanying consolidated statements of operations for all periods presented. The Company does not allocate interest expense to discontinued operations.  A liability is recognized for costs associated with store closings, primarily future lease costs (net of estimated sublease income), and is charged to income when the Company ceases to use the leased location.

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

The Company expenses advertising costs as incurred. The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Advertising expenses of $7.9 million, $8.5 million and $7.8 million in the fiscal 2009, 2008 and 2007, respectively, are included in selling, general and administrative expenses in the consolidated statements of operations.  Advertising vendor income that offset advertising expenses were $3.9 million, $4.5 million and $5.0 million in fiscal 2009, 2008 and 2007, respectively.  Newspaper circulars made up the majority of our advertising costs in all three years.

(q)	Share-based Compensation

Prior to January 30, 2006, the Company accounted for share-based payments using the intrinsic-value-based recognition method allowed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"). As stock options were granted at an exercise price equal to the fair market value of the underlying common stock on the date of grant, no share-based compensation was reflected in operations prior to adopting Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)").

Effective January 30, 2006, the Company adopted SFAS 123(R) and began recognizing compensation expense for its share-based payments based on the fair value of the awards. As the Company adopted SFAS 123(R) under the modified-prospective-transition method, results from prior periods have not been restated. However, the remaining grant date fair value for unvested awards granted prior to adoption has been recorded as share-based compensation using the fair value as determined in the Company's pro-forma disclosures in accordance with SFAS No. 123(R).  The Company has elected to amortize the share-based compensation for service based awards on a straight-line basis over the requisite service period.

As of February 1, 2009, there are no outstanding options issued under the pre-adoption of SFAS No. 123(R).

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

2006
Net earnings as reported	$1,949

Pro forma share-based compensation, net of tax	(250)
Pro forma net earnings	1,699

Net earnings per share as reported:
Basic	$0.48
Diluted	0.47

Net earnings per share, pro forma:
Basic	$0.42
Diluted	0.41

Under SFAS 123(R), forfeitures are estimated at the time of grant and reduce share-based compensation ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123 and APB 25, the Company elected to account for forfeitures as they occurred.

(r)	Fair Value of Financial Instruments

On February 3, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

        Level 1:    observable inputs such as quoted prices in active markets
        Level 2:    inputs other than the quoted prices in active markets that are observable either directly or indirectly
        Level 3:    unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 157, Disclosures About Fair Value of Financial Instruments. For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at February 1, 2009 approximates its carrying amount of $4.2 million.  For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(s)	Pre-opening Costs

The costs of start-up activities, including organization costs and new store openings, are expensed as incurred.

(t)	Future Accounting Pronouncements

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

Inventories at February 1, 2009 and February 3, 2008 are stated at the lower of cost or net realizable value as determined under the LIFO method of accounting. Inventories at February 1, 2009 and February 3, 2008 are summarized as follows:
	2009	2008

FIFO cost	$150,867	132,385
Less LIFO and markdown reserves	(4,247)	(3,840)
LIFO Cost	$146,620	128,545

3.	Credit Arrangements, Notes Payable and Long-term Debt

The Company has a loan agreement that provides a revolving loan credit facility of up to $105 million of long-term financing which expires January 18, 2011. The amount advanced (through a note or letters of credit) to the Company bears interest at (i) the higher of (a) the Federal Funds Rate plus ½ of 1% or (b) Bank of America, N.A. prime rate plus a margin, as defined in the agreement, which varies based on the amount outstanding or (ii) based on the LIBOR rate plus a margin, as defined in the agreement. Additionally, the Company is currently obligated to pay a commitment fee equal to 0.25% of the unused capacity. The amount advanced is generally limited to 85% of eligible inventory and eligible receivables. The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with Emerging Issues Task Force of the Financial Accounting Standards Board as set forth in EITF Issue 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of April 16, 2009, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements.   Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.

Notes payable outstanding at February 1, 2009 and February 3, 2008 under the revolving loan credit facility aggregated $40.7 million and $20.7 million, respectively. The lender had also issued letters of credit aggregating $6.3 million and $4.0 million, respectively, at such dates on behalf of the Company. The interest rate on $15 million of the outstanding borrowings at February 1, 2009 was 1.66% and the remaining $25.7 million was at 3.25%. The Company had additional borrowings available at February 1, 2009 under the revolving loan credit facility amounting to approximately $54.5 million.

The Company also had a term loan to fund new store fixtures and equipment and is secured by such fixtures and equipment.  The interest rate on $3.6 million of the outstanding borrowings at February 1, 2009 was 6.35% and the remaining $659 was at 6.54%.  Principal and interest payments are due in monthly installments through December 2011.

	Payments due by Fiscal Period
Contractual Obligations	Total	2010	2011	2012	2013	2014
Revolving loan credit facility	$40,714	-	40,714	-	-	-
FF&E term loan	4,227	1,362	1,451	1,414	-	-
	$44,941	1,362	42,165	1,414	-	-

Interest expense on notes payable and long-term debt in fiscal 2009, 2008 and 2007 aggregated $1.3 million, $2.8 million, and $1.7 million, respectively.

4.	Employee Benefits

On February 1, 2006, the Company amended its Profit Sharing Plan to include a 401(k) component. The Company matches the employee’s contribution to half of the first 4% contributed by the employee with a cash contribution to the plan. Contributions by the Company vest with the participants over a seven-year period. Expense arising due to Company matches amounted to $462, $480 and $478 for fiscal 2009, 2008, and 2007, respectfully.

5.	Self-Insurance Claim Reserves

Changes to the self-insurance reserves for fiscal 2009 and 2008 are as follows:
	2009	2008
Beginning balance	$4,571	4,322
Reserve additions	2,326	1,791
Claims paid	(1,588)	(1,542)
Ending balance	$5,309	4,571

6.	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 1, 2009 and February 3, 2008 are as follows:

	2009	2008	2007
Buildings	$2,494	3,375	14,375
Fixtures	1,663	3,338	3,338
Software	6,858	6,858	6,858
	11,015	13,571	24,571
Less accumulated amortization	7,958	8,654	17,618
Net property under capital leases	$3,057	4,917	6,953

The Company also has noncancelable operating leases, primarily for buildings that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 1, 2009 are as follows:

	Capital	Operating
	Leases	Leases
Fiscal year:
2010	$2,266	$18,752
2011	1,933	16,853
2012	705	15,182
2013	455	13,897
2014	320	12,385
Later years	-	87,293
Total minimum lease payments	5,679	$164,362
Less amount representing interest	779
Present value of net minimum lease payments	4,900
Less current maturities	1,853
Capital lease obligations, less current maturities	$3,047

Minimum payments have not been reduced by minimum sublease rentals of $564 under operating leases due in the future under noncancelable subleases. They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. Contingent rentals applicable to capital leases amounted to $77, $95 and $120 for fiscal 2009, 2008 and 2007, respectively.

The Company entered into a software lease and a flexible lease financing proposal regarding the lease of point-of-sale hardware with General Electric Capital Corporation (“GECC”) on December 1, 2005 and December 5, 2005, respectively. The software lease, which is a capital lease, began on January 1, 2006 and has a term of five years. The Company leased an additional $1.9 million during fiscal 2007 under this capital lease.  The hardware lease, which is an operating lease, began on September 30, 2006, and had a term of four years.  The Company entered into a buyout agreement with GECC on December 18, 2008 to purchase the remaining balance of the hardware lease.

The interest on capital lease obligations in fiscal 2009, 2008 and 2007 aggregated $225, $306 and $381, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Minimum rentals	$20,136	15,180	12,488
Contingent rentals	1,323	1,468	1,496
Less sublease rentals	(74)	(51)	(51)
	$21,385	16,597	13,933

7.	Income Taxes

The Company’s income tax expense (benefit) consists of the following:

	2009	2008	2007

Income tax expense (benefit) allocated to continuing operations	$(2,090)	388	3,204

Income tax benefit allocated to discontinued operations	(1,217)	(626)	(116)
Total income tax expense (benefit)	$(3,307)	(238)	3,088

Income tax expense (benefit) attributable to continuing operations for fiscal 2009, 2008, and 2007 consists of:

	Current	Deferred	Total
2009:
Federal	$(4,278)	2,420	(1,858)
State	(466)	234	(232)
	(4,744)	2,654	(2,090)
2008:
Federal	1,538	(1,221)	317
State	278	(207)	71
	1,816	(1,428)	388

2007:
Federal	5,772	(2,889)	2,883
State	897	(576)	321
	$6,669	(3,465)	3,204

Income tax expense (benefit) attributable to continuing operations was ($2,090), $388, and $3,204 for fiscal 2009, 2008, and 2007, respectively, and differs from the amounts computed by applying the Federal income tax rate of 34% in 2009 and 2008 and 35% in 2007 as a result of the following:

	2009	2008	2007
Computed “expected” tax expense (benefit)	$(1,738)	398	3,184
State income taxes, net of the federal income tax benefit	(153)	47	211
Adjustment for prior period taxes	(48)	(76)	(115)
Federal employment credits	(291)	(242)	(166)
Share-based compensation	86	179	121
Other, net	54	82	(31)
	$(2,090)	388	3,204

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 1, 2009 and February 3, 2008 are presented below:

	2009	2008
Deferred tax assets:
Capital leases	$283	335
Other liabilities	1,682	1,205
Insurance reserves	1,650	1,863
Vacation and sick pay accrual	801	894
Property and equipment, due to differences in depreciation	-	205
Inventory	4,068	3,939
Deferred gain property and equipment	1,825	1,989
Net operating loss carryforwards	1,326	45
Total deferred tax assets, net of $0 valuation allowance	11,635	10,475

Deferred tax liabilities:
Property and equipment, due to differences in depreciation	4,284	-
Property taxes	303	-
481(a) adjustments	1,329	-
Other assets	509	127
Total deferred tax liabilities	6,425	127

Net deferred tax asset	$5,210	10,348

At February 1, 2009, the Company has total state net operating loss deferred tax assets of $314, which are available to offset future state taxable income in those states.  These net operating losses begin expiring in fiscal year 2015.  Due to the history of earnings and projected future results, the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets.  As such, at February 1, 2009 and February 3, 2008 there is no valuation allowance on the net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $12,100 in future periods. Taxable income for the years ended February 1, 2009, February 3, 2008 and January 28, 2007 were ($15,758), $3,477 and $14,393, respectively. Fiscal 2009 resulted in a taxable loss due mainly to a pre-tax net loss of $5.1 million, tax method changes related to prepaid maintenance expenses, modified lien date for real and personal property taxes, and changes to depreciation class lives, in addition to accelerating current year bonus depreciation, all totaling $8,500 in deductions.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company also has federal credits available in the amount of $993 to offset future taxable income.  Approximately $704 of these credits will begin to expire in fiscal year 2028, and the remaining credits have no expiration.

During fiscal year 2009, the Company finalized their exam with the Internal Revenue Service (“IRS”) for fiscal 2006 with no significant adjustments.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax recognized in the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes."  FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 29, 2007.  As a result of the implementation of FIN 48, the Company recognized approximately $115 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 29, 2007 balance of retained earnings.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2009	2008
Gross unrecognized tax benefits at the beginning of:	$2,521	2,124
Increases related to prior period tax positions	57	51
Decreases related to prior period tax positions	(2,481)	-
Increases related to current year tax positions	-	346
Settlements	(40)	-
Expiration of the statute of limitations for the assessment of taxes	-	-
Gross unrecognized tax benefits at the end of:	$57	2,521

None of the amounts included in the $57 and $2,521 of unrecognized tax benefits at February 1, 2009 and February 3, 2008, respectively, would affect the effective tax rate if recognized. The Company also accrued potential interest of $18 and $134 related to these unrecognized tax benefits during fiscal 2009 and 2008, respectively.  No amounts were accrued for penalties with respect to unrecognized tax benefits.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to the Company pursuing tax planning opportunities which would eliminate the remainder of the gross unrecognized tax benefits of approximately $57.  This tax planning would also eliminate the interest accrual.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2006 through fiscal 2008.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The statute of limitations for the Company’s state returns are open from fiscal 2005 through fiscal 2008 or fiscal 2006 through fiscal 2008, depending on each state’s statute of limitations.  The Company is not currently under audit of income taxes by any state jurisdiction.

8.	Stockholders’ Equity

On March 23, 2006, the Board of Directors approved a plan authorizing the repurchase 200,000 shares of the Company’s common stock, of which 25,534 shares have been repurchased at an average cost of $15.16. As of February 1, 2009, 174,466 shares remain available to be repurchased.

9.	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2009	2008	2007

Weighted average shares outstanding (basic)	3,809,109	3,807,033	3,792,202

Effect of dilutive options to purchase common stock	-	-	36,726

As adjusted for diluted calculation	3,809,109	3,807,033	3,828,928

The impact of certain options was excluded from the calculation of diluted earnings per share for fiscal 2009 and 2008 because the effects are antidilutive. For fiscal 2009 and 2008, antidilutive options were 26,645 and 42,702, respectively.

10.	Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method, and began recognizing compensation expense for its share based payments based on the fair value of the awards. Share based payments granted by the Company consist of stock option grants, which are equity classified in accordance with SFAS 123(R). SFAS 123(R) requires share-based compensation to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share based payments granted subsequent to the adoption date.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Total share-based compensation (a component of selling and general and administrative expenses) is summarized as follows:

	2009	2008	2007

Share-based compensation before income taxes	$186	1,130	821
Income tax benefits	(76)	(375)	(289)

Share-based compensation net of income benefits	$110	755	532

Effect on:
Basic earnings per share	$0.03	0.20	0.14
Diluted earnings per share	$0.03	0.20	0.14

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company grants awards to a limited number of key employees and officers, thus, actual forfeitures can vary significantly from estimated amounts.  Actual forfeitures exceeded estimated forfeitures for fiscal 2009 resulting in a reduction of previously recorded share-based compensation of $480.

On July 1, 2008, the Company entered into a Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his employment with the Company.  Under the terms of the Agreement Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock at a purchase price of $9.05, which was equal to the closing price of the common stock on the NASDAQ Global Market Exchange on the grant date.  The options will vest in equal amounts over a four year period unless certain Company events occur.  The options will terminate if Mr. Zigerelli ceases to be a full time employee of the Company.  The options will also terminate, if unexercised, five years from the date of grant.  The Company issued these shares from the unissued shares authorized.

Stock Incentive Plan

Under the Company's 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option. At February 1, 2009, the Company had 103,250 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under the Company’s Non-Qualified Stock Option Plan for Non-Management Directors, up to 200,000 options to purchase common stock may be granted to Directors of the Company who are not otherwise officers or employees of the Company. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date. All options under the plan shall be non-qualified stock options. As of February 1, 2009, the Company had 45,000 shares remaining to be issued under this plan.  Upon exercise, the Company will issue these shares from the unissued shares authorized.

The estimated fair value of each option is recorded as share-based compensation recorded on a straight-line basis beginning with the grant date for the respective award. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of the fair value. The weighted average assumptions used in determining the fair value of options granted in the last three fiscal years and a summary of the methodology applied to develop each assumption are as follows:

	2009	2008	2007

Expected price volatility	36.60%	25.64%	37.40%

Risk-free interest rate	2.54%	4.79%	5.00%

Weighted average expected lives in years	4.5	3.8	3.8

Dividend yield	0.00%	0.00%	0.00%

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

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

A summary of stock option activity since the Company’s most recent fiscal year-end is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	Of	Exercise	Contractual	Value (in
	Shares	Price	Term	thousands)

Outstanding February 3, 2008	531,375	$29.39

Granted	414,500	12.26

Exercised	-	-

Forfeited/Expired	(390,500)	26.04

Outstanding February 1, 2009	555,375	$18.86	3.8	$-

Vested and expected to vest at February 1, 2009	475,300	$18.88	3.8	$-

Exercisable at February 1, 2009	95,375	$31.90	2.5	$-

The aggregate intrinsic values in the table above represents the total difference between the Company's closing stock price on February 1, 2009 and the option respective exercise price, multiplied by the number of in-the-money options as of February 1, 2009. As of February 1, 2009, total estimated unrecognized compensation expense related to non-vested stock options is $1.6 million with a weighted average recognition period of 2.8 years.

Other information relative to option activity during the fiscal years ended February 1, 2009, February 3, 2008 and January 28, 2007 is as follows:

	2009	2008	2007

Weighted Average Grant Date Fair Value of Stock
Options Granted (per share)	$4.16	$10.93	10.59

Total Fair Value of Stock Options Vested	632	1,262	249

Total Intrinsic Value of Stock Options Exercised	-	396	184

11.	Quarterly Financial Information (Unaudited)

Financial results by quarter are as follows:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter(1)(2)

Fiscal 2009	Net sales	$105,688	129,260	114,941	140,132
	Gross margin	31,736	43,348	37,144	41,676
	Earnings (loss) from continuing operations	(4,325)	3,452	(1,506)	(642)
	Net earnings (loss)	(5,852)	3,256	(1,665)	(715)
	Net earnings (loss) per share (2):
	Basic	(1.54)	0.85	(0.44)	(0.19)
	Diluted	(1.54)	0.85	(0.44)	(0.19)

Fiscal 2008	Net sales	$105,946	118,713	109,974	147,137
	Gross margin	32,715	39,379	35,735	44,536
	Earnings (loss) from continuing operations	(1,827)	2,982	(1,378)	1,005
	Net earnings (loss)	(2,232)	2,594	(1,635)	1,049
	Net earnings (loss) per share (2):
	Basic	(0.59)	0.68	(0.43)	0.28
	Diluted	(0.59)	0.67	(0.43)	0.27

(1)	An asset impairment charge of $1.3 million and $2.1 million negatively impacted net earnings for fiscal 2009 and 2008, respectively.

(2)
Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal 2009 and fiscal 2008 does not equal the total computed for the year.

12.	Related Party Transactions

The Company had as its landlord, a member of the Board of Directors, for five store locations.  This Board Member resigned from the Board during the first quarter of fiscal 2009.  Operating lease payments to related parties (board member) amount to approximately $607 and $699, in fiscal 2008 and 2007, respectively.

13.	Business Operations

The Company’s business activities include operation of ALCO stores and Duckwall stores. Even though the Company has two types of stores, it is operating them as a single segment.

The Company has many suppliers with which it conducts business. For fiscal years 2009 and 2008, only one vendor represented more than 5% of the Company merchandise purchases. For both years, the supplier was Proctor & Gamble. The loss of this one vendor would not have adverse effects on the ability to obtain like products and overall results of operations.

For 2009 and 2008, the percentage of sales by product category were as follows:

	Percentage of Sales

	2009	2008
Merchandise Category:
Consumables and commodities	32%	30%
Electronics, entertainment, sporting goods, toys and outdoor living	26%	25%
Apparel and accessories	19%	20%
Home furnishings and décor	13%	14%
Other	10%	11%

Total	100%	100%

14.	Staff Accounting Bulletin 108 (SAB 108)

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

 ITEM 9A.              CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended) as of February 1, 2009. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 1, 2009. Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal year for which this Form 10-K is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2009 based on the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2009.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

(c)  Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal year 2009, the Company completed remediation efforts relating to a material weakness in that the Company did not have sufficient trained resources to effectively operate the year-end closing process controls for fiscal year 2008. The Company had significant changes to its accounting and finance personnel during the first quarter of fiscal 2009.  These changes have resulted in improvements in the Company's internal controls over financial reporting.  The Company replaced three positions with individuals who had obtained Bachelors of Science accounting degrees.  These positions were previously held by individuals without this education.  The Company replaced one position with an individual who has achieved their certified public accountant license.  The person who had previously held this particular position did not have this license.

     Other than the change outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc.:

We have audited Duckwall-ALCO Stores, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of February 1, 2009 and February 3, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2009, and our report dated April 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Kansas City, Missouri
April 16, 2009

ITEM 9B.         OTHER INFORMATION.

None

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information with respect to the Company’s Directors, the Board of Directors’ Audit Committee and the written code of ethics, see the information provided in the “Proposal One – Election of Directors,” “Information About Directors Nominees,” “Code of Ethics” and “Certain Information Concerning the Board and Its Committees” sections of the Proxy Statement for the Annual Meeting of Stockholders on or about June 4, 2009, which information is incorporated herein by reference.  For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders on or about June 4, 2009, which information is incorporated herein by reference.

The Company’s executive officers as of April 16, 2009, are as follows:

Name	Age	Position

Lawrence J. Zigerelli	50	President - Chief Executive Officer
Jane F. Gilmartin	53	Executive Vice President
Donny R. Johnson	48	Executive Vice President
Edmond C. Beaith	45	Senior Vice President
Tom L. Canfield	55	Senior Vice President
James M. Spencer	42	Senior Vice President

Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years. There are no family relationships among the executive officers of the Company.

Lawrence J. Zigerelli has served as President and Chief Executive Officer of the Company since July 1, 2008. From January 2007 to January 2008, Mr. Zigerelli served as Chairman of the Board and Chief Executive Officer of Levitz Furniture.  Prior thereto, Mr. Zigerelli served as a retail consultant to Prentice Capital Management, L.P.  He began his career with Procter & Gamble in 1980 and rose to the position of Vice President and General Manager of Puerto Rico/Caribbean, food and beverage for Latin America.  In 1999, he joined drug store CVS Corp. as Executive Vice President of Corporate Development and eventually added the role of Executive Vice President of Marketing.  In September 2002, he joined supercenter retailer Meijer Inc. as Senior Vice President of Marketing and Merchandising.  He became President and a member of the Board of Directors of Meijer in April 2005 and served in that capacity until November 2006.  Mr. Zigerelli has approximately 28 years experience in the consumer products and retail industries.

Jane F. Gilmartin has served as Executive Vice President and Chief Operating Officer of the Company since July 24, 2008.  From July 2006 to February 2007, Ms. Gilmartin served as Senior Vice President and Chief Merchandising Officer of Levitz Furniture, Inc.  Prior thereto, Ms. Gilmartin served as Executive Vice President and Chief Merchandising Officer for Linens ‘N Things from August 2005 to March 2006, Senior Vice President of Ross Stores, Inc. from November 2003 to August 2005, and Chief Executive Officer, Chairman and President of International Art, Inc. from January 2002 to November 2003.  Ms. Gilmartin has approximately 30 years experience in the retail industry.

Donny R. Johnson has served at Executive Vice President, Chief Financial Officer of the Company since July 1, 2008.  Mr. Johnson served as the Company’s Interim Chief Executive Officer from February 22, 2008 to June 30, 2008.  Mr. Johnson served as Senior Vice President, Chief Financial Officer from August 1, 2007 until February 21, 2008.  For the five years prior to that, he was Executive Vice President and Chief Financial Officer for Brookshire Brothers.  Mr. Johnson has approximately 20 years experience in the retail industry.

Edmond C. (Ted) Beaith has served as Senior Vice President and Chief Information Officer since August 25, 2008.  From August 2007, Mr. Beaith was the Senior Retail Practice Manager - Western US for Capgemini USA, after serving as Managing Principal of the Retail Consulting Group of Agilysys, Inc., from April 2001 to July 2007.  Prior to his consulting career, Mr. Beaith has approximately 20 years in retail experience, including roles as Chief Information Officer of Brookshire Brothers and the Kohlberg Grocery Companies.

Tom L. Canfield, Jr. has served as Senior Vice President, Logistics and Administration since 2006.  From 1973 to 2006, Mr. Canfield served in various capacities with the Company.  Mr. Canfield has approximately 35 years of experience in the retail industry.

James M. Spencer has served as Senior Vice President of Operations since December 15, 2008.  For the five years prior to that, Mr. Spencer served as the Senior Vice President of Development & Business Transformation, The Seiyu Ltd. (Walmart International), Vice President of International Operations, Senior Director of International Operations, and District Manager of U.S. Operations for Wal-Mart, Inc.  Mr. Spencer has approximately 20 years of store operations and retail management experience.

  ITEM 11.        EXECUTIVE COMPENSATION.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 4, 2009, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 4, 2009, contains under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 4, 2009, contains under the caption “Compensation Committee Interlocks and Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 4, 2009, contains under the caption “Ratification of Selection of Independent Public Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

10.6
Separation Agreement and Release, dated as of August 1, 2008, between the Company and Anthony C. Corradi is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated August 1, 2008.

10.7
Employment Agreement dated December 11, 2009 between the Company and Jim M. Spencer is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated December 17, 2009.

10.8
Separation Agreement and Release, dated as of February 4, 2009, between the Company and Phillip D. Hixon is incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company dated February 4, 2009.

23.1	Consent of Independent Registered Public Accounting Firm

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 16, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 16, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 16, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 1, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 16, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended February 1, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
by /s/ Lawrence J. Zigerelli
President and Chief Executive Officer

Dated: April 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Lawrence J. Zigerelli	April 16, 2009
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	April 16, 2009
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	April 16, 2009
Raymond A.D. French
Director

/s/ James G. Hyde	April 16, 2009
James G. Hyde
Director

/s/ Dennis E. Logue	April 16, 2009
Dennis E. Logue
Director

/s/ Lolan C. Mackey	April 16, 2009
Lolan C. Mackey
Director

/s/ Royce L. Winsten	April 16, 2009
Royce L. Winsten
Director - Chairman of Board