Form 10-Q
period 2009-05-03
DUCKWALL ALCO STORES INC
filed 2009-06-11
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2009

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES         NO      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES         NO      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES            NO     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer", "large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES         NO      X

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,797,947 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 3, 2009.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

Assets
	May 3,	February 1,
	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$8,208	4,744
Receivables	5,104	5,142
Prepaid income taxes	5,710	5,753
Inventories	159,994	146,620
Prepaid expenses	3,445	4,143
Deferred income taxes	5,345	5,348
Assets held for sale	1,539	1,505
Total current assets	189,345	173,255

Property and equipment, at cost:
Land and land improvements	1,420	1,420
Buildings and building improvements	11,372	11,369
Furniture, fixtures and equipment	69,641	69,019
Transportation equipment	1,345	1,322
Leasehold improvements	14,166	13,974
Construction work in progress	431	745
Total property and equipment	98,375	97,849
Less accumulated depreciation	67,442	65,591
Net property and equipment	30,933	32,258

Property under capital leases	11,015	11,015
Less accumulated amortization	8,414	7,958
Net property under capital leases	2,601	3,057

Other non-current assets	185	205
Total assets	$223,064	208,775

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,384	1,362
Current maturities of capital lease obligations	1,878	1,853
Accounts payable	35,128	30,233
Accrued salaries and commissions	5,408	5,375
Accrued taxes other than income	4,235	4,941
Self-insurance claim reserves	5,266	5,309
Other current liabilities	3,661	4,676
Total current liabilities	56,960	53,749

Long term debt, less current maturities	2,511	2,865
Notes payable under revolving loan	52,634	40,714
Capital lease obligations - less current maturities	2,539	3,047
Deferred gain on leases	4,502	4,598
Deferred income taxes	160	138
Other noncurrent liabilities	1,642	1,624
Total liabilities	120,948	106,735

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,797,947 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	38,741	38,615
Retained earnings	63,374	63,424
Total stockholders' equity	102,116	102,040
Total liabilities and stockholders' equity	$223,064	208,775
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	May 3, 2009	May 4, 2008

Net sales	$115,466	105,688
Cost of sales	76,914	73,952
Gross margin	38,552	31,736

Selling, general and administrative	35,737	36,793
Depreciation and amortization	2,377	1,773
Total operating expenses	38,114	38,566
Operating income (loss) from continuing operations	438	(6,830)

Interest expense, net	537	605

Loss from continuing operations before income taxes	(99)	(7,435)

Income tax benefit	(45)	(3,054)

Loss from continuing operations	(54)	(4,381)

Earnings (loss) from discontinued operations, net of income tax expense (benefit)	4	(1,472)

Net loss	$(50)	(5,853)

Loss per share
Basic
Continuing operations	$(0.01)	(1.15)
Discontinued operations	-	(0.39)

Net loss per share	$(0.01)	(1.54)

Loss per share
Diluted
Continuing operations	$(0.01)	(1.15)
Discontinued operations	-	(0.39)

Net loss per share	$(0.01)	(1.54)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirteen Week
	Periods Ended
	May 3, 2009	May 4, 2008

Cash flows from operating activities:
Net loss	$(50)	(5,853)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,343	1,819
Gain on sale of assets	(1)	(33)
Share-based compensation	185	(329)
Deferred income tax expense, net	(34)	372
Changes in:
Receivables	38	1,007
Prepaid income taxes	43	(4,187)
Inventories	(13,374)	(16,578)
Prepaid expenses	698	(162)
Accounts payable	4,895	16,889
Accrued salaries and commissions	33	2,352
Accrued taxes other than income	(706)	(747)
Self-insurance claim reserves	(43)	122
Other assets and liabilities	(1,073)	(1,043)
Net cash used in operating activities	(7,046)	(6,371)

Cash flows from investing activities:
Proceeds from the sale of assets	1	134
Acquisition of property and equipment	(596)	(2,354)
Net cash used in investing activities	(595)	(2,220)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	11,920	8,956
Principal payments under term loan	(332)	(312)
Principal payments under capital lease obligations	(483)	(577)
Net cash provided by financing activities	11,105	8,067

Net increase (decrease) in cash and cash equivalents	3,464	(524)
Cash and cash equivalents at beginning of period	4,744	5,501

Cash and cash equivalents at end of period	$8,208	4,977

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$537	539
Income taxes	$126	9

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share and per share amounts)
(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. and Subsidiaries (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q, Regulation G and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2009 Annual Report. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2010 and 2009 are both 52-week years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended May 3, 2009 and May 4, 2008 are referred to herein as the first quarter of fiscal 2010 and 2009, respectively.

The depreciation and amortization amount from the Consolidated Statements of Operations may not agree to the Consolidated Statements of Cash Flows due to the fact that a portion of the depreciation and amortization from the Consolidated Statements of Cash Flows is included in the income (loss) from discontinued operations, net of income tax expense (benefit) line of the Consolidated Statements of Operations.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing share-based compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share-based compensation to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.  For the thirteen weeks ended May 3, 2009, share-based compensation decreased pre-tax income by $185 and for the thirteen weeks ended May 4, 2008, share-based compensation increased pre-tax income by $329.  Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation of $480, offset by share-based compensation of $151 for the period.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At May 3, 2009, the Company had 103,250 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  There are 60,000 shares remaining to be issued under this plan.

Under our Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his starting employment with the Company on July 1, 2008, Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  The options will terminate if Mr. Zigerelli ceases to be a full time employee of the Company.  The Company issues these grants from the unissued shares authorized. There are no shares remaining to be issued under this plan.

The fair value of each option grant is separately estimated for each grant. The fair value of each option is amortized into share-based compensation on a straight-line basis from the grant date for the award over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

		For the Thirteen Week
	Fiscal 2009 Ended	Periods Ended
	February 1, 2009	May 3, 2009	May 4, 2008
Stock options granted	414,500	15,000	62,500
Weighted average exercise price	$12.26	9.25	13.50
Weighted average grant date fair value	$4.16	3.88	4.03

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen weeks ended May 3, 2009 and May 4, 2008 and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week
	Fiscal 2009 Ended	Periods Ended
	February 1, 2009	May 3, 2009	May 4, 2008
Expected price volatility	36.6%	48.1%	34.4%
Risk-free interest rate	2.5%	1.4%	2.2%
Weighted average expected lives in years	4.5	4.8	4.0
Dividend yield	0.00%	0.00%	0.00%

EXPECTED PRICE VOLATILITY -- This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility. The Company calculates monthly market value changes from the date of grant over a past period to determine volatility. An increase in the expected volatility will increase share-based compensation.

RISK-FREE INTEREST RATE -- This is the U.S. Treasury rate for the date of the grant over the expected term.  An increase in the risk-free interest rate will increase share-based compensation.

EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on management’s expectations in relation to the holders of the options. Options granted have a maximum term of five years. An increase in the expected life will increase share-based compensation.

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease share-based compensation.

As of May 3, 2009, total unrecognized share-based compensation related to non-vested stock options is $1.5 million with a weighted average expense recognition period of 2.6 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $10 for the thirteen week period ended May 3, 2009 and decreases of $194 for the thirteen week period ended May 4, 2008, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2005 through 2007.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2004 through 2007 or 2005 through 2007 depending on each state’s statute of limitations.

(5)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

May 3, 2009	3,797,947	3,797,947
May 4, 2008	3,810,591	3,810,591

(6)            Store Closings and Discontinued Operations

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  The Company incurred costs associated with the store closings in the first quarter of fiscal 2009 consisting primarily of $436 of future lease costs (net of estimated sublease income of $1.3 million), lease termination costs of $470, and severance costs of $30.  The operations of these stores were reclassified to discontinued operations in the first quarter of fiscal 2009.  In addition to the 14 stores that were closed in the first quarter of fiscal 2009, three Duckwall stores were closed and were replaced by an ALCO store.  These three stores are shown in continuing operations.  No stores were closed during the first quarter of fiscal 2010.

The future lease costs were adjusted during the thirteen weeks ended May 3, 2009 for a change in estimate regarding a reduction of sublease income expected to be received.  The actual results of the future lease costs could vary from these estimates.  A rollforward of the future lease costs balance is seen below:

Beginning balances as of February 1, 2009	$263
Net lease payments made	(83)
Ending balance as of May 3, 2009	$180

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million during the first quarter of fiscal 2009, of which, $81 was actually paid out during the same time period.  During the thirteen week period ended May 3, 2009, $321 was paid out.

(7)           New Accounting Pronouncements

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

In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a significant impact on our financial condition, results of operations or cash flow.

In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination and is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

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

OVERVIEW

Operations.  The Company is a multi-regional broad line retailer operating 258 stores in 23 states in the central United States.  The thirteen weeks ended May 3, 2009 and May 4, 2008 are referred to herein as the first quarter of fiscal 2010 and 2009, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.

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

Recent Events.

•	James G. Hyde left the Board of Directors on June 4, 2009.
•	James V. Worth was elected to the Board of Directors on June 4, 2009.
•	The employment agreement for Larry J. Zigerelli, President - Chief Executive Officer was amended on June 3, 2009.
•	The employment agreement for Jane F. Gilmartin, Executive Vice President - Chief Operating Officer was amended on June 3, 2009.

Key Items in First Quarter Fiscal 2010

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the first quarter of fiscal 2010 were:

•	Net sales increased 9.3% to $115.5 million. Same-store sales increased 6.2% compared to the prior year first quarter.
•	Gross margin percentage increased to 33.4% of sales, when compared to 30.0% in the prior year first quarter.
•	Net loss per share was $0.01 in the first quarter of fiscal 2010 compared to $1.54 net loss per share in the prior year first quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs, inventory review initiative and executive, staff severance and store transformation project costs (“Adjusted EBITDA”) for the first quarter 2010 was $4.4 million compared to the prior year first quarter of ($1.4) million.

Same-store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same-store sales.  The Company has changed its definition of same-stores.  The Company had historically included stores as same-store at the beginning of their third fiscal year of operation.  In 2010, stores will be included as same-stores beginning in their fourteenth fiscal period of operation. The same-store sales for all Company stores increased 6.2% compared to the prior year first quarter.  This new definition resulted in an insignificant difference from the prior definition for the first quarter of 2010.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2009 Compared to Thirteen Weeks Ended May 4, 2008.

Net Sales

Net sales for the first quarter of fiscal 2010 increased $9.8 million, or 9.3%, to $115.5 million compared to $105.7 million for the first quarter of fiscal 2009.  Same-store sales increased 6.2% when compared with the prior year same quarter.

Gross Margin

Gross margin for the first quarter of fiscal 2010 increased $6.8 million, or 21.5%, to $38.5 million compared to $31.7 million in the first quarter of fiscal 2009.  Gross margin as a percentage of sales was 33.4% for the first quarter of fiscal 2010, which increased when compared to 30.0% for the first quarter of fiscal 2009.   The increase in the gross margin percentage was primarily due to reduced inventory review initiative charge, markdowns, freight costs and shrink offset by increased LIFO expense.   First quarter fiscal 2009 Adjusted Gross Margin as a percentage of sales was 31.3%, excluding the inventory review initiative.

                SG&A

Selling, general and administrative (SG&A) expense decreased $1.1 million or 2.9%, to $35.7 million in the first quarter of fiscal 2010 compared to $36.8 million in the first quarter of fiscal 2009.   As a percentage of net sales, selling, general and administrative expenses for the first quarter of fiscal 2010 were 31.0%, compared to 34.8% for first quarter fiscal 2009.  The decrease in SG&A expenses is attributable to reduced severance charges of $1.9 million, preopening store costs of $722, point-of-sale hardware lease expense of $465 and floor care services of $230 offset by increased store transformation project costs of $1.4 million and real property rent expense of $1.0 million.  Excluding share-based compensation, preopening store costs, store transformation project costs and executive and staff severance (Adjusted SG&A expenses) were 29.6% and 32.6%, as percentage of net sales, for the first quarter fiscal 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $604, or 34.1%, to $2.4 million in the first quarter of fiscal 2010 compared to $1.8 million in the first quarter of fiscal 2009.

Interest Expense

Interest expense decreased $68, or 11.2%, to $537 in the first quarter of fiscal 2010 compared to $605 in the first quarter of fiscal 2009.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the first quarter of fiscal 2010 was 45.5% compared to 41.1% in the first quarter of fiscal 2009.  The effective tax rate is higher due to the impact of permanent book and tax differences which have remained relatively constant over the reporting periods.

Earnings (loss) from Discontinued Operations

Income from discontinued operations, net of income tax expense, was $4 in the first quarter of fiscal 2010, compared to loss of $1.5 million, net of income tax benefit in the first quarter of fiscal 2009.  Three Duckwall stores closed during fiscal year 2009 and were replaced by an ALCO store are shown in continuing operations.  In addition, 14 ALCO stores were closed in the first quarter of fiscal 2009.  No stores were closed during the first quarter of fiscal 2010.

Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information as a means of comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation; review of performance and to compare the Company’s financial measures to that of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin return on investment, return on equity and free cash flow.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Thirteen Week Periods Ended
SG&A Expenses Breakout	May 3, 2009	May 4, 2008
Store support center (1)	$6,519	8,049
Distribution center	2,191	2,337
401K expense	110	125
Same-store SG&A	24,728	25,480
Non same-store SG&A (2)	2,004	1,131
Share-based compensation	185	(329)
Final SG&A as reported	35,737	36,793
Less:
Share-based compensation	(185)	329
Preopening store costs (2)	-	(722)
Executive and staff severance (1)	-	(1,942)
Store transformation project costs (1)	(1,378)	-
Adjusted SG&A	$34,174	34,458

Adjusted SG&A as % of sales	29.6%	32.6%

Sales per average selling square foot (3)	$25.45	24.75

Adjusted Gross Margin dollars per average selling square feet (3)(4)	$8.50	7.75

Adjusted SG&A per average selling square foot (3)	$7.54	8.07

Adjusted EBITDA per average selling square foot (3)(5)	$0.96	(0.32)

Average inventory per average selling square feet (3)(6)(7)	$28.73	27.49

Average selling square feet (3)	4,537	4,270

Total stores operating beginning of period	258	262
Total stores operating end of period	258	251
Total stores less than twelve months old	9
Total non same-stores	11

Supplemental Data:
Same-store gross margin dollar change	9.9%	(0.5)%
Same-store SG&A dollar change	(3.0)%	3.8%
Same-store total customer count change	1.6%	(3.9)%
Same-store average sale per ticket change	2.9%	2.2%

(1) Store support center includes executive and staff severance in first quarter fiscal 2009 and store transformation project costs for first quarter fiscal 2010.
(2) Non same-stores are those stores opened in Fiscal 2009 which have not reached their fourteenth period of operation
(3) Average selling square feet is (beginning square feet plus ending square feet) divided by 2
(4) Adjusted Gross Margin includes $1.3 million inventory review initiative charge added back in first quarter fiscal 2009
(5) Adjusted EBITDA per selling square foot is calculated as Adjusted EBITDA divided by selling square feet
(6) Average inventory is store level merchandise inventory for fiscal 2010 and 2009, respectively (beginning inventory plus ending inventory) divided by 2
(7) Excludes inventory for unopened stores

Fiscal 2010 Compared to Fiscal 2009

Store support center expenses for fiscal 2010 decreased $1.5 million, or 19.0%.  The decrease was primarily due to reduced severance costs of $1.9 million, health insurance costs of $286, accounting fees of $251 and market research fees of $244 offset by store transformation project costs of $1.4 million.

Same-store SG&A expenses decreased $752, or 3.0%.  The decrease was primarily due to reduced point-of-sale hardware lease expense of $465, labor expenses of $464, floor care services of $229, health insurance expenses of $175 and advertising expenses of $107 offset by increased real property rent expense of $374.

Non same-store SG&A expenses increased $873, or 77.2%.  The Company has opened 9 stores since the first quarter of fiscal 2009.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA from net earnings (loss) from continuing operations:

Adjusted EBITDA from net earnings (loss) from continuing operations:
		For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended
	Fiscal 2009	May 3, 2009	May 4, 2008	May 3, 2009
Net earnings (loss) from continuing operations (1)	$(3,021)	(54)	(4,381)	1,306
Plus:
Interest	1,867	537	605	1,799
Taxes (1)	(2,090)	(45)	(3,054)	919
Depreciation and amortization (1)	9,302	2,377	1,773	9,906
Share-based compensation	186	185	(329)	700
Preopening store costs (2)	1,846	-	722	1,124
Inventory review initiative	1,345	-	1,345	-
Executive and staff severance	1,942	-	1,942	-
Store transformation project costs	2,220	1,378	-	3,598
=Adjusted EBITDA (1)(3)(4)(5)	13,597	4,378	(1,377)	19,352

Adjusted EBITDA
Same-stores	44,090	11,526	7,132	48,484
Non same-stores (3)	2,216	294	60	2,450
Store support center	(23,054)	(5,251)	(6,232)	(22,073)
Warehouse	(9,655)	(2,191)	(2,337)	(9,509)
Reconciled Adjusted EBITDA (1)(3)(4)(5)	13,597	4,378	(1,377)	19,352

Cash	4,744	8,208	4,977	8,208
Debt	49,841	60,946	41,080	60,946
Debt, net of cash	$45,097	52,738	36,103	52,738

(1) These amounts will not agree with the fiscal 2009 first quarter 10-Q filing due to the one store the Company closed in the third quarter of fiscal 2009. This store is now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended May 3, 2009 the average open weeks for the Company's 11 non same-stores is 46 weeks.
(4) During fiscal year 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce certain SG&A expenses. For the trailing twelve periods ended May 3, 2009, these initiatives resulted in approximately $8.5 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction, reduced ALCO same-store hourly wages, advertising expenses, net of coop offset and floor care services along with reduced total Company insurance and travel expenses.

(5) In addition to continued efforts regarding the fiscal 2009 SG&A initiatives, the Company has new initiatives for fiscal year 2010. The fiscal 2010 initiatives include, but are not limited to, reduced point-of-sale hardware lease expense, energy expense and accident reduction programs. These initiatives achieved approximately $734 in reduced SG&A savings for the first quarter of fiscal 2010 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At May 3, 2009, working capital (defined as current assets less current liabilities) was $132.3 million compared to $109.6 million at May 4, 2008.  The increase in working capital was primarily attributable to increased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at May 3, 2009 was $59.5 million, resulting in an available line of credit at that date of $45.5 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of June 11, 2009, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with Emerging Issues Task Force of the Financial Accounting Board as set forth in EITF Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash used in operating activities in the first quarter of fiscal 2010 and 2009 was $7.0 million and $6.4 million, respectively.  The increase in the amount of cash used in operating activities in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to an increase in inventory offset by increased accounts payable.

Cash used in acquisition of property and equipment in the first quarter of fiscal 2010 and 2009 was $595 and $2.2 million, respectively.

Cash provided by financing activities in the first quarter of fiscal 2010 and 2009 was $11.1 million and $8.1 million, respectively.  Net borrowings on the revolving loan generated $11.9 million during the first quarter ended May 3, 2009 compared to $9.0 million during the first quarter of the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 1, 2009. There have been no significant developments with respect to our contractual obligations since February 1, 2009.

As of June 11, 2009, the Company has repurchased 22,197 shares of stock since August 13, 2008.  The average price paid was $12.86.  Since the fiscal year end February 1, 2009, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the first quarters of fiscal 2010 and 2009:

	For the Thirteen Weeks
	Ended
	May 3, 2009	May 4, 2008
Merchandise Category:
Consumables and commodities	32%	33%
Electronics, entertainment, sporting goods, toys and outdoor living	25%	25%
Apparel and accessories	16%	19%
Home furnishings and décor	16%	13%
Other	11%	10%

Total	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a significant impact on our financial condition, results of operations or cash flow.

In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination and is not expected to have any impact on the Company’s financial condition, results of operations or cash flows.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $556.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of May 3, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 3, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which the Company is party of or with any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended February 1, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of June 11, 2009.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of February 1, 2009	25,534	$15.16	25,534	174,466

First Quarter:
02/02/09 - 03/01/09	-	-	-	174,466
03/02/09 - 04/05/09	-	-	-	174,466
04/06/09 - 05/03/09	-	-	-	174,466
	-		-	174,466

As of May 3, 2009	25,534	$15.16	25,534	174,466

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

10.9
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Mr. Zigerelli is incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company dated June 3, 2009.

10.10
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Ms. Gilmartin is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated June 3, 2009.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 11, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 11, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 3, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 11, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 3, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Lawrence J. Zigerelli	June 11, 2009
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	June 11, 2009
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	June 11, 2009
Raymond A.D. French
Director

/s/ Dennis E. Logue	June 11, 2009
Dennis E. Logue
Director

/s/ Lolan C. Mackey	June 11, 2009
Lolan C. Mackey
Director

/s/ Royce L. Winsten	June 11, 2009
Royce L. Winsten
Director - Chairman of Board

/s/ James V. Worth	June 11, 2009
James V. Worth
Director