Form 10-Q
period 2009-08-02
DUCKWALL ALCO STORES INC
filed 2009-09-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,797,947 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 2, 2009.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

Assets
	August 2,	February 1,
	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,446	4,744
Receivables	5,656	5,142
Prepaid income taxes	423	5,753
Inventories	148,499	146,620
Prepaid expenses	4,067	4,143
Deferred income taxes	5,345	5,348
Assets held for sale	1,539	1,505
Total current assets	170,975	173,255

Property and equipment, at cost:
Land and land improvements	1,421	1,420
Buildings and building improvements	11,461	11,369
Furniture, fixtures and equipment	70,318	69,019
Transportation equipment	1,364	1,322
Leasehold improvements	14,359	13,974
Construction work in progress	1,838	745
Total property and equipment	100,761	97,849
Less accumulated depreciation	69,230	65,591
Net property and equipment	31,531	32,258

Property under capital leases	11,015	11,015
Less accumulated amortization	8,784	7,958
Net property under capital leases	2,231	3,057

Other non-current assets	164	205
Total assets	$204,901	208,775

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,406	1,362
Current maturities of capital lease obligations	1,903	1,853
Accounts payable	25,682	30,233
Accrued salaries and commissions	4,632	5,375
Accrued taxes other than income	4,792	4,941
Self-insurance claim reserves	4,841	5,309
Other current liabilities	4,548	4,676
Total current liabilities	47,804	53,749

Long term debt, less current maturities	2,151	2,865
Notes payable under revolving loan agreement	41,308	40,714
Capital lease obligations - less current maturities	2,034	3,047
Deferred gain on leases	4,405	4,598
Deferred income taxes, net	129	138
Other noncurrent liabilities	1,662	1,624
Total liabilities	99,493	106,735

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,797,947 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	39,002	38,615
Retained earnings	66,405	63,424
Total stockholders' equity	105,408	102,040
Total liabilities and stockholders' equity	$204,901	208,775
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008

Net sales	$125,291	129,186	240,695	234,813
Cost of sales	82,880	85,868	159,748	159,771
Gross margin	42,411	43,318	80,947	75,042

Selling, general and administrative	34,614	35,055	70,325	71,821
Depreciation and amortization	2,268	1,904	4,646	3,676
Total operating expenses	36,882	36,959	74,971	75,497
Operating income (loss) from continuing operations	5,529	6,359	5,976	(455)

Interest expense, net	521	551	1,057	1,156

Earnings (loss) from continuing operations before income taxes	5,008	5,808	4,919	(1,611)

Income tax expense (benefit)	1,977	2,364	1,936	(685)

Earnings (loss) from continuing operations	3,031	3,444	2,983	(926)

Loss from discontinued operations, net of income tax benefit	-	(188)	(2)	(1,670)

Net earnings (loss)	$3,031	3,256	2,981	(2,596)

Earnings (loss) per share
Basic
Continuing operations	$0.80	0.90	0.79	(0.24)
Discontinued operations	-	(0.05)	-	(0.44)

Net earnings (loss) per share	$0.80	0.85	0.79	(0.68)

Earnings (loss) per share
Diluted
Continuing operations	$0.78	0.90	0.77	(0.24)
Discontinued operations	-	(0.05)	-	(0.44)

Net earnings (loss) per share	$0.78	0.85	0.77	(0.68)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Twenty-Six Week
	Periods Ended
	August 2, 2009	August 3, 2008

Cash flows from operating activities:
Net earnings (loss)	$2,981	(2,596)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation and amortization	4,606	3,725
Gain on sale of assets	(1)	(60)
Share-based compensation	446	(135)
Deferred income tax (benefit) expense, net	(65)	304
Changes in:
Receivables	(514)	1,162
Prepaid income taxes	5,330	(1,655)
Inventories	(1,879)	(17,113)
Prepaid expenses	76	(1,005)
Accounts payable	(4,551)	16,745
Accrued salaries and commissions	(743)	1,381
Accrued taxes other than income	(149)	37
Self-insurance claim reserves	(468)	(366)
Other assets and liabilities	(242)	(406)
Net cash provided by operating activities	4,827	18

Cash flows from investing activities:
Proceeds from the sale of assets	3	164
Acquisition of property and equipment	(3,089)	(5,070)
Net cash used in investing activities	(3,086)	(4,906)

Cash flows from financing activities:
Net borrowings under revolving loan agreement	594	5,542
Proceeds from stock sale	-	90
Principal payments under term loan	(670)	(629)
Principal payments under capital lease obligations	(963)	(963)
Net cash (used in) provided by financing activities	(1,039)	4,040

Net increase (decrease) in cash and cash equivalents	702	(848)
Cash and cash equivalents at beginning of period	4,744	5,501

Cash and cash equivalents at end of period	$5,446	4,653

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,064	1,151
Income taxes	278	(230)

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

Fiscal 2010 and 2009 are both 52-week years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended August 2, 2009 and August 3, 2008 are referred to herein as the second quarter of fiscal 2010 and 2009, respectively.

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

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123(R)) and began recognizing share-based compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. SFAS 123(R) requires share based compensation to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date and b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for all share-based payments granted subsequent to the adoption date.  For the thirteen weeks ended August 2, 2009 and August 3, 2008, share-based compensation decreased pre-tax income by $261 and $194, respectively.  For the twenty-six weeks ended August 2, 2009 share-based compensation decreased pre-tax income by $446 and for the twenty-six weeks ended August 3, 2008 share-based compensation increased pre-tax income by $135.   For the thirteen weeks ended May 3, 2009, share-based compensation of $185 decreased pre-tax income.   Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation of $480, offset by share-based compensation of $151 for the thirteen week period ended May 4, 2008.  The benefits of tax deductions in excess of recognized share-based compensation are reported as a financing cash flow.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At August 2, 2009, the Company had 105,250 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  There are 77,500 shares remaining to be issued under this plan.

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

The fair value of each option grant is separately estimated. The fair value of each option is amortized into share-based compensation on a straight-line basis from the grant date for the award over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

	Fiscal 2009 Ended	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
	February 1, 2009	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Stock options granted	414,500	20,000	312,000	35,000	374,500
Weighted average exercise price	$12.26	15.50	12.17	12.82	12.39
Weighted average grant date fair value	$4.16	6.55	4.17	5.40	4.15

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and twenty-six week periods ended August 2, 2009 and August 3, 2008 and a summary of the methodology applied to develop each assumption are as follows:

	Fiscal 2009 Ended	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
	February 1, 2009	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Expected price volatility	36.6%	54.3%	36.4%	51.6%	36.1%
Risk-free interest rate	2.5%	1.4%	2.7%	1.4%	2.6%
Weighted average expected lives in years	4.5	3.8	4.6	4.2	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

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

As of August 2, 2009, total unrecognized share-based compensation related to non-vested stock options is $1.2 million with a weighted average expense recognition period of 2.5 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $9 for the twenty-six week period ended August 2, 2009 and decreases of $194 for the twenty-six week period ended August 3, 2008, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2005 through 2007.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2004 through 2007 or 2005 through 2007 depending on each state’s statute of limitations.

(5)   Subsequent events

The Company has evaluated subsequent events for potential disclosure or recognition through September 10, 2009, the issuance date of the financial statements.

(6)   Fair Value Measurements

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

The Company has determined the fair value of its financial instruments in accordance with SFAS No. 157, Disclosures About Fair Value of Financial Instruments. For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at August 2, 2009 approximates its carrying amount of $3.6 million.  For all other financial instruments including cash, receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(6)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 2, 2009	3,797,947	3,901,920
August 3, 2008	3,814,217	3,824,668

Twenty-Six Weeks Ended	Basic	Diluted

August 2, 2009	3,797,947	3,856,596
August 3, 2008	3,812,404	3,812,404

 (7)            Store Closings and Discontinued Operations

The Company closed 14 stores (ten ALCO stores and four Duckwall stores) in the first quarter of fiscal 2009.  The Company incurred costs associated with the store closings in the first quarter of fiscal 2009 consisting primarily of $436 of future lease costs (net of estimated sublease income of $1.3 million), lease termination costs of $470, and severance costs of $30.  The operations of these stores were reclassified to discontinued operations in the first quarter of fiscal 2009.  In addition to the 14 stores that were closed in the first quarter of fiscal 2009, three Duckwall stores were closed and were replaced by an ALCO store.  These three stores are shown in continuing operations.  One Duckwall store was closed during the second quarter of fiscal 2010.

The future lease costs were adjusted during the thirteen weeks ended August 2, 2009 for a change in estimate regarding a reduction of sublease income expected to be received.  The actual future lease costs could vary from these estimates.  A rollforward of the future lease costs balance is below:

Beginning balances as of May 3, 2009	$180
Net lease payments made	(75)
Ending balance as of August 2, 2009	$105

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million during the first quarter of fiscal 2009.  During the twenty-six week periods ended August 2, 2009 and August 3, 2008, $416 and $589, respectively, was paid out.

(8)           New Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, "Interim Financial Reporting". FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of fiscal 2010, the impact of which related only to disclosures and did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination and is not expected to have any impact on our financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. The Company adopted SFAS 165 effective August 2, 2009. The adoption of SFAS 165 changed certain financial statement disclosures but did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s notes to financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands except per share amounts or as otherwise noted)

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

OVERVIEW

Operations.  The Company is a multi-regional broad line retailer operating 257 stores in 23 states in the central United States.  The thirteen weeks ended August 2, 2009 and August 3, 2008 are referred to herein as the second quarter of fiscal 2010 and 2009, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.

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

Recent Events.  The Company completed its store transformation project during June 2009.  The actual store level labor and benefit savings and shrink improvement are consistent with expectations.

Key Items in Second Quarter Fiscal 2010

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2010 were:

•	Net sales decreased 3.0% to $125.3 million. Same-store sales decreased 3.0% compared to the prior year second quarter.
•	Gross margin percentage increased to 33.8% of sales, compared to 33.5% in the prior year second quarter.
•	Net earnings per diluted share was $0.78 in the second quarter of fiscal 2010 compared to net earnings of $0.85 per diluted share in the prior year second quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs, inventory review initiative and executive, staff severance and store transformation project costs (“Adjusted EBITDA”) for the second quarter 2010 was $8.8 million compared to the prior year second quarter of $9.2 million.

Same-store sales growth is a measure which may indicate whether existing stores are maintaining their market share.  Other factors, such as the overall economy, may also affect same-store sales.  The Company has changed its definition of same-stores.  The Company had historically included stores as same-store at the beginning of their third fiscal year of operation.  In 2010, stores will be included as same-stores beginning in their fourteenth fiscal period of operation. The same-store sales for all Company stores decreased 3.0% compared to the prior year second quarter.  This new definition resulted in an insignificant difference from the prior definition for the second quarter of 2010.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 2, 2009 Compared to Thirteen Weeks Ended August 3, 2008

Net Sales

Net sales for the second quarter of fiscal 2010 decreased $3.9 million, or 3.0%, to $125.3 million compared to $129.2 million for the second quarter of fiscal 2009.  Same-store sales decreased 3.0% when compared with the prior year same quarter.

Gross Margin

Gross margin for the second quarter of fiscal 2010 decreased $907, or 2.1%, to $42.4 million compared to $43.3 million in the second quarter of fiscal 2009.  Gross margin as a percentage of sales was 33.8% for the second quarter of fiscal 2010, which increased when compared to 33.5% for the second quarter of fiscal 2009.   The increase in the gross margin percentage was primarily due to reduced markdowns, shrink and freight costs offset by reduced vendor consideration.

SG&A

Selling, general and administrative (SG&A) expense decreased $441 or 1.3%, to $34.6 million in the second quarter of fiscal 2010 compared to $35.1 million in the second quarter of fiscal 2009.   As a percentage of net sales, selling, general and administrative expenses for the second quarter of fiscal 2010 were 27.6%, compared to 27.1% for second quarter fiscal 2009.  The decrease in SG&A expenses is attributable to reduced store level labor and benefits of $1.4 million, preopening store costs of $773 and point-of-sale hardware lease expense of $481 offset by increased advertising expense of $791, store transformation project costs of $718 and real property rent expense of $344.  Excluding share-based compensation, preopening store costs, store transformation project costs and executive and staff severance (Adjusted SG&A expenses) were 26.8% and 26.4%, as percentage of net sales, for the second quarter fiscal 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $364, or 19.1%, to $2.3 million in the second quarter of fiscal 2010 compared to $1.9 million in the second quarter of fiscal 2009.

Interest Expense

Interest expense decreased $30, or 5.4%, to $521 in the second quarter of fiscal 2010 compared to $551 in the second quarter of fiscal 2009.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2010 was 39.5% compared to 40.7% in the second quarter of fiscal 2009.  The effective tax rate is lower due to the impact of increased federal tax credit differences, as well as, the decreased of the federal statutory rate from 35% to 34%.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0 in the second quarter of fiscal 2010, compared to loss of $188, net of income tax benefit in the second quarter of fiscal 2009.  Three Duckwall stores that were closed during fiscal year 2009 and were replaced by an ALCO store are shown in continuing operations.  In addition, 14 ALCO stores were closed in the first quarter of fiscal 2009.  One Duckwall store was closed during the second quarter of fiscal 2010.

Twenty-six Weeks Ended August 2, 2009 Compared to Twenty-six Weeks Ended August 3, 2008

Net Sales

Net sales for the twenty-six week period of fiscal 2010 increased $5.9 million, or 2.5%, to $240.7 million compared to $234.8 million for the twenty-six week period of fiscal 2009.  Same-store sales increased 1.2% when compared with the prior year.

Gross Margin

Gross margin for the twenty-six week period of fiscal 2010 increased $5.9 million, or 7.9%, to $80.9 million compared to $75.0 million in the twenty-six week period of fiscal 2009.  Gross margin as a percentage of sales was 33.6% for the twenty-six week period of fiscal 2010, which increased when compared to 32.0% for the twenty-six week period of fiscal 2009.   The increase in the gross margin percentage was primarily due to reduced markdowns, freight costs and shrink offset by reduced vendor consideration.  The twenty-six week period of fiscal 2009 Adjusted Gross Margin as a percentage of sales was 32.5%, excluding the impact of the inventory review initiative.

SG&A

Selling, general and administrative (SG&A) expense decreased $1.5 million or 2.1%, to $70.3 million in the twenty-six week period of fiscal 2010 compared to $71.8 million in the twenty-six week period of fiscal 2009.   As a percentage of net sales, selling, general and administrative expenses for the twenty-six week period of fiscal 2010 were 29.2%, compared to 30.6% for twenty-six week period fiscal 2009.  The decrease in SG&A expenses is attributable to reduced severance charges of $1.9 million, preopening store costs of $1.5 million, store level wages and benefits of $1.1 million and point-of-sale hardware lease expense of $947 offset by increased store transformation project costs of $2.1 million, real property rent expense of $1.3 million and advertising expenses of $612.  Excluding share-based compensation, preopening store costs, store transformation project costs and executive and staff severance (Adjusted SG&A expenses) were 28.2% and 29.2%, as percentage of net sales, for the twenty-six week periods of fiscal 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $970, or 26.4%, to $4.6 million in the twenty-six week period of fiscal 2010 compared to $3.7 million in the twenty-six week period of fiscal 2009.

Interest Expense

Interest expense decreased $99, or 8.6%, to $1.1 million in the twenty-six week period of fiscal 2010 compared to $1.2 million in the twenty-six week period of fiscal 2009.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the twenty-six week period of fiscal 2010 was 39.4% compared to 42.5% in the twenty-six week period of fiscal 2009.  The effective tax rate is lower due to the impact of increased federal tax credit differences, as well as, the decrease of the federal statutory rate from 35% to 34%.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $2 in the twenty-six week period of fiscal 2010, compared to loss of $1.7 million, net of income tax benefit in the twenty-six week period of fiscal 2009.  Three Duckwall stores that were closed during fiscal year 2009 and were replaced by an ALCO store are shown in continuing operations.  In addition, 14 ALCO stores were closed in the twenty-six week period of fiscal 2009.  One Duckwall store was closed during the twenty-six week period of fiscal 2010.

 Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation; review of performance and to compare the Company’s financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings from continuing operations before discontinued operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin return on investment, return on equity and free cash flow.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.
	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
SG&A Expenses Breakout	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Store support center (1)	$5,599	4,719	12,117	12,768
Distribution center	2,041	2,241	4,232	4,578
401K expense	86	119	196	244
Same-store SG&A	25,414	26,417	50,116	51,870
Non same-store SG&A (2)	1,213	1,365	3,218	2,496
Share-based compensation	261	194	446	(135)
SG&A as reported	34,614	35,055	70,325	71,821
Less:
Share-based compensation	(261)	(194)	(446)	135
Preopening store costs (2)	-	(773)	-	(1,495)
Executive and staff severance (1)	-	-	-	(1,942)
Store transformation project costs (1)	(718)	-	(2,096)	-
Adjusted SG&A	$33,635	34,088	67,783	68,519

Adjusted SG&A as % of sales	26.8%	26.4%	28.2%	29.2%

Sales per average selling square foot (3)	$27.65	29.47	53.11	54.24

Adjusted Gross Margin dollars per average selling square feet (3)(4)	$9.36	9.88	17.86	17.65

Adjusted SG&A per average selling square foot (3)	$7.42	7.78	14.96	15.83

Adjusted EBITDA per average selling square foot (3)(5)	$1.94	2.10	2.90	1.82

Average inventory per average selling square feet (3)(6)(7)	$28.55	28.03	27.11	26.44

Average selling square feet (3)	4,532	4,383	4,532	4,329

Total stores operating beginning of period	258	251	258	262
Total stores operating end of period	257	257	257	257
Total stores less than twelve months old			3
Total non same-stores			3

Supplemental Data:
Same-store gross margin dollar change	3.9%	2.6%	6.7%	1.2%
Same-store SG&A dollar change	(3.8)%	5.0%	(3.4)%	4.4%
Same-store total customer count change	(2.3)%	(2.7)%	(0.5)%	(3.3)%
Same-store average sale per ticket change	(2.3)%	6.8%	0.1%	4.6%

(1) Includes executive and staff severance for first quarter fiscal 2009 and store transformation project costs for first quarter fiscal 2010
(2) Non same-stores are those stores opened in Fiscal 2009 which have not reached their fourteenth period of operation
(3) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(4) Adjusted Gross Margin includes $1.3 million inventory review initiative charge added back in first quarter fiscal 2009
(5) Adjusted EBITDA per selling square foot is calculated as Adjusted EBITDA divided by selling square feet
(6) Average store level merchandise inventory for fiscal 2010 and 2009 is calculated as beginning inventory plus ending inventory divided by 2
(7) Excludes inventory for unopened stores

Fiscal 2010 Compared to Fiscal 2009

Store support center expenses for fiscal 2010 decreased $651, or 5.1%.  The decrease was primarily due to reduced severance costs of $1.9 million, health insurance costs of $348, market research fees of $244 and accounting fees of $180 offset by store transformation project costs of $2.1 million.

Same-store SG&A expenses decreased $1.8 million, or 3.4%.  The decrease was primarily due to reduced labor expenses of $1.2 million, point-of-sale hardware lease expense of $947 and benefits expense of $675, offset by increased real property rent expense of $480 and advertising expense of $465.

Non same-store SG&A expenses increased $722, or 28.9%.  The Company has opened three stores since the second quarter of fiscal 2009.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended	For the Thirteen Week Periods Ended		Trailing Twelve Periods Ended
	Fiscal 2009	May 3, 2009	May 4, 2008	May 3, 2009	August 2, 2009	August 3, 2008	August 2, 2009
Net earnings (loss) from continuing operations (1)	$(2,996)	(43)	(4,367)	1,328	3,031	3,444	915
Plus:
Interest	1,867	537	605	1,799	521	551	1,769
Taxes (1)	(2,090)	(45)	(3,054)	919	1,977	2,364	532
Depreciation and amortization (1)	9,302	2,377	1,773	9,906	2,268	1,904	10,270
Share-based compensation	186	185	(329)	700	261	194	767
Preopening store costs (2)	1,846	-	722	1,124	-	773	351
Inventory review initiative	1,345	-	1,345	-	-	-	-
Executive and staff severance	1,942	-	1,942	-	-	-	-
Store transformation project costs	2,220	1,378	-	3,598	718	-	4,316
=Adjusted EBITDA (1)(3)(4)(5)	13,622	4,389	(1,363)	19,374	8,776	9,230	18,920

Cash	4,744	8,208	4,977	8,208	5,446	4,653	5,446
Debt	49,841	60,946	41,080	60,946	48,802	36,964	48,802
Debt, net of cash	$45,097	52,738	36,103	52,738	43,356	32,311	43,356

(1) These amounts will not agree with the fiscal 2009 first quarter 10-Q filing due to the one store the Company closed in the third quarter of fiscal 2009. These amounts will not agree with the fiscal year end 2009 or fiscal 2010 first quarter 10-Q filing due to the one store the Company closed in the second quarter of fiscal 2010. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended August 2, 2009 the average open weeks for the Company's three non same-stores is 49 weeks.
(4) During fiscal year 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce certain SG&A expenses. For the trailing twelve periods ended August 2, 2009, these initiatives resulted in approximately $5.9 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction, reduced ALCO same-store hourly wages, advertising expenses, net of coop offset and floor care services along with reduced total Company insurance and travel expenses.

(5) In addition to continued efforts regarding the fiscal 2009 cost reduction initiatives, the Company has also implemented new initiatives for fiscal year 2010. The fiscal 2010 initiatives include, but are not limited to, reduced point-of-sale hardware lease expense, energy expense and accident reduction programs. These initiatives achieved approximately $1.4 million in reduced SG&A savings for the twenty-six weeks of fiscal 2010 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At August 2, 2009, working capital (defined as current assets less current liabilities) was $123.2 million compared to $107.9 million at August 3, 2008.  The increase in working capital was primarily attributable to increased inventory and decreased accounts payable.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at August 2, 2009 was $50.0 million, resulting in an available line of credit at that date of $54.5 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of September 10, 2009, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with Emerging Issues Task Force (EITF) Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash provided by operating activities in the twenty-six week periods of fiscal 2010 and 2009 was $4.8 million and $18, respectively.  The increase in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2010 compared to the twenty-six week period of fiscal 2009 was primarily due to $5.6 million in increased net earnings.

Cash used in acquisition of property and equipment in the twenty-six week periods of fiscal 2010 and 2009 was $3.1 million and $4.9 million, respectively.

Cash (used in) provided by financing activities in the twenty-six week periods of fiscal 2010 and 2009 was $(1.0) million and $4.0 million, respectively.  Net borrowings on the revolving loan generated $594 during the twenty-six week period ended August 2, 2009 compared to $5.5 million during the same period in the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 1, 2009. There have been no significant developments with respect to our contractual obligations since February 1, 2009.

As of September 10, 2009, the Company has repurchased 22,197 shares of stock since August 13, 2008.  The average price paid was $12.86.  Since the fiscal year end February 1, 2009, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and twenty-six week periods of fiscal 2010 and 2009:

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Merchandise Category:
Consumables and commodities	27%	29%	30%	31%
Electronics, entertainment, sporting goods, toys and outdoor living	29%	29%	27%	27%
Apparel and accessories	17%	19%	16%	19%
Home furnishings and décor	16%	13%	16%	13%
Other	11%	10%	11%	10%

Total	100%	100%	100%	100%

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

In April 2009, the FASB released FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the disclosure requirements of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", to interim financial statements of publicly traded companies as defined in APB Opinion No. 28, "Interim Financial Reporting". FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 and is not expected to have a significant impact on our financial condition, results of operations or cash flow.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. The Company adopted SFAS 165 effective August 2, 2009. The adoption of SFAS 165 changed certain financial statement disclosures but did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s notes to financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $432.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of August 2, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 2, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which the Company is a party or to which any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended February 1, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of September 10, 2009.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of May 3, 2009	25,534	$15.16	25,534	174,466

Second Quarter:
05/04/09 - 05/31/09	-	-	-	174,466
06/01/09 - 07/05/09	-	-	-	174,466
07/06/09 - 08/02/09	-	-	-	174,466
	-		-	174,466

As of August 2, 2009	25,534	$15.16	25,534	174,466

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 10, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 10, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 10, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 2, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated September 10, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 2, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Lawrence J. Zigerelli	September 10, 2009
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	September 10, 2009
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	September 10, 2009
Raymond A.D. French
Director

/s/ Dennis E. Logue	September 10, 2009
Dennis E. Logue
Director

/s/ Lolan C. Mackey	September 10, 2009
Lolan C. Mackey
Director

/s/ Royce L. Winsten	September 10, 2009
Royce L. Winsten
Director - Chairman of Board

/s/ James V. Worth	September 10, 2009
James V. Worth
Director