Form 10-Q
period 2009-11-01
DUCKWALL ALCO STORES INC
filed 2009-12-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,797,947 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of November 1, 2009.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands, except share amounts)
Assets
	November 1, 2009	February 1, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,703	4,744
Receivables	5,998	5,142
Prepaid income taxes	1,527	5,753
Inventories	165,131	146,620
Prepaid expenses	3,688	4,143
Deferred income taxes	2,835	5,348
Assets held for sale	1,531	1,505
Total current assets	186,413	173,255

Property and equipment, at cost:
Land and land improvements	1,442	1,420
Buildings and building improvements	11,518	11,369
Furniture, fixtures and equipment	70,803	69,019
Transportation equipment	1,375	1,322
Leasehold improvements	15,166	13,974
Construction work in progress	2,014	745
Total property and equipment	102,318	97,849
Less accumulated depreciation	71,228	65,591
Net property and equipment	31,090	32,258

Property under capital leases	11,015	11,015
Less accumulated amortization	9,084	7,958
Net property under capital leases	1,931	3,057

Other non-current assets	143	205
Deferred income taxes	2,055	-
Total assets	$221,632	208,775

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,428	1,362
Current maturities of capital lease obligations	1,929	1,853
Accounts payable	37,290	30,233
Accrued salaries and commissions	5,107	5,375
Accrued taxes other than income	5,410	4,941
Self-insurance claim reserves	5,087	5,309
Other current liabilities	4,280	4,676
Total current liabilities	60,531	53,749

Long term debt, less current maturities	1,786	2,865
Notes payable under revolving loan agreement	47,510	40,714
Capital lease obligations - less current maturities	1,527	3,047
Deferred gain on leases	4,309	4,598
Deferred income taxes, net	160	138
Other noncurrent liabilities	1,682	1,624
Total liabilities	117,505	106,735

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,797,947 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	39,158	38,615
Retained earnings	64,968	63,424
Total stockholders' equity	104,127	102,040
Total liabilities and stockholders' equity	$221,632	208,775
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Operations
(dollars in thousands, except share amounts)
(Unaudited)

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008

Net sales	$111,495	114,880	352,191	349,692
Cost of sales	75,835	77,756	235,583	237,527
Gross margin	35,660	37,124	116,608	112,165

Selling, general and administrative	34,862	38,097	105,187	109,918
Depreciation and amortization	2,327	2,118	6,973	5,794
Total operating expenses	37,189	40,215	112,160	115,712
Operating income (loss) from continuing operations	(1,529)	(3,091)	4,448	(3,547)

Interest expense, net	532	63	1,589	1,218

Earnings (loss) from continuing operations before income taxes	(2,061)	(3,154)	2,859	(4,765)

Income tax expense (benefit)	(626)	(1,644)	1,310	(2,329)

Earnings (loss) from continuing operations	(1,435)	(1,510)	1,549	(2,436)

Loss from discontinued operations, net of income tax benefit	(2)	(155)	(5)	(1,825)

Net earnings (loss)	$(1,437)	(1,665)	1,544	(4,261)

Earnings (loss) per share
Basic
Continuing operations	$(0.38)	(0.40)	0.41	(0.64)
Discontinued operations	-	(0.04)	-	(0.48)

Net earnings (loss)	$(0.38)	(0.44)	0.41	(1.12)

Earnings (loss) per share
Diluted
Continuing operations	$(0.38)	(0.40)	0.40	(0.64)
Discontinued operations	-	(0.04)	-	(0.48)

Net earnings (loss)	$(0.38)	(0.44)	0.40	(1.12)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	November 1, 2009	November 2, 2008

Cash flows from operating activities:
Net earnings (loss)	$1,544	(4,261)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	6,929	5,836
Gain on sale of assets	(70)	14
Share-based compensation	601	34
Deferred income tax expense, net	422	3,595
Changes in:
Receivables	(856)	1,385
Prepaid income taxes	4,226	(3,963)
Inventories	(18,511)	(37,859)
Prepaid expenses	455	(770)
Accounts payable	7,057	18,379
Accrued salaries and commissions	(268)	1,878
Accrued taxes other than income	469	543
Self-insurance claim reserves	(222)	(253)
Other assets and liabilities	(565)	(2,519)
Net cash provided by (used in) operating activities	1,211	(17,961)

Cash flows from investing activities:
Proceeds from the sale of assets	73	169
Acquisition of property and equipment	(4,664)	(7,578)
Net cash used in investing activities	(4,591)	(7,409)

Cash flows from financing activities:
Net borrowings under revolving loan agreement	6,796	27,673
Proceeds from stock sale	-	90
Repurchase of common stock	-	(191)
Principal payments under term loan	(1,013)	(951)
Principal payments under capital lease obligations	(1,444)	(1,432)
Net cash provided by financing activities	4,339	25,189

Net increase (decrease) in cash and cash equivalents	959	(181)
Cash and cash equivalents at beginning of period	4,744	5,501

Cash and cash equivalents at end of period	$5,703	5,320

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,594	1,834
Income taxes	(3,097)	(828)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share and per share amounts or as otherwise noted)
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

Fiscal 2010 and 2009 are both 52-week years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended November 1, 2009 and November 2, 2008 are referred to herein as the third quarter of fiscal 2010 and 2009, respectively.

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

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company began recognizing compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. For the thirteen weeks ended November 1, 2009 and November 2, 2008, share-based compensation decreased pre-tax income by $155 and $169, respectively.   For the thirty-nine weeks ended November 1, 2009 and November 2, 2008, share-based compensation decreased pre-tax income by $601 and $34, respectively.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Actual forfeitures exceeded estimated forfeitures for the thirteen weeks ended May 4, 2008, resulting in a reduction of previously recorded share-based compensation of $480.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At November 1, 2009, the Company had 95,750 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

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

The fair value of each option grant is separately estimated. The fair value of each option is amortized into share-based compensation on a straight-line basis over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

	Fiscal 2009 Ended	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	February 1, 2009	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options granted	414,500	10,000	10,000	45,000	384,500
Weighted average exercise price	$12.26	17.89	14.08	13.95	12.43
Weighted average grant date fair value	$4.16	7.86	5.19	5.95	4.18

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and thirty-nine week periods ended November 1, 2009 and November 2, 2008, and a summary of the methodology applied to develop each assumption are as follows:

	Fiscal 2009 Ended	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	February 1, 2009	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Expected price volatility	36.6%	50.2%	38.0%	51.3%	36.1%
Risk-free interest rate	2.5%	1.7%	2.9%	1.4%	2.6%
Weighted average expected lives in years	4.5	4.8	4.8	4.3	4.5
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

RISK-FREE INTEREST RATE -- This is the applicable U.S. Treasury rate for the date of the grant over the expected term.  An increase in the risk-free interest rate will increase share-based compensation.

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

As of November 1, 2009, total unrecognized share-based compensation related to non-vested stock options is $1.1 million with a weighted average expense recognition period of 2.5 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $8 for the thirty-nine week period ended November 1, 2009 and decreases of $2.3 million for the thirty-nine week period ended November 2, 2008, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2005 through 2007.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2004 through 2007 or 2005 through 2007 depending on each state’s statute of limitations.

(5)           Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition through December 10, 2009, the issuance date of the financial statements.

(6)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of long-term debt at November 1, 2009 approximates its carrying amount of $3.2 million.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(7)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

November 1, 2009	3,797,947	3,797,947
November 2, 2008	3,811,943	3,811,943

Thirty-Nine Weeks Ended	Basic	Diluted

November 1, 2009	3,797,947	3,876,907
November 2, 2008	3,812,249	3,812,249

 (8)          Store Closings and Discontinued Operations

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

The future lease costs were adjusted during the thirteen weeks ended November 1, 2009 for lease payments made.  The actual future lease costs could vary from these estimates.  A rollforward of the future lease costs balance is below:

Beginning balances as of August 2, 2009	$105
Net lease payments made	(47)
Ending balance as of November 1, 2009	$58

In addition to the above store closing costs, the Company incurred severance costs of $1.9 million during the first quarter of fiscal 2009.  During the thirty-nine week periods ended November 1, 2009 and November 2, 2008, $511 and $937, respectively, was paid out.

(9)           New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) modified FASB Accounting Standards Codification (ASC) Topic 825, Financial Instruments, and FASB ASC Topic 270, Interim Reporting, to extend the disclosure requirements related to the fair value of financial instruments to interim financial statements of publicly traded companies.  The Company adopted this guidance in the second quarter of fiscal 2010, the impact of which related only to disclosures and did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB modified FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. The Company adopted this guidance effective August 2, 2009. The adoption of this guidance changed certain financial statement disclosures but did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01 Topic 105, Generally Accepted Accounting Principles which establishes the FASB ASC. The FASB ASC is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  The Company adopted this guidance effective August 2, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company's fourth quarter fiscal 2010 and is not expected to have a significant impact on our financial condition, results of operation or cash flows.

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

OVERVIEW

Operations.  The Company is a multi-regional broad line retailer operating 257 stores in 23 states in the central United States.  The thirteen weeks ended November 1, 2009 and November 2, 2008 are referred to herein as the third quarter of fiscal 2010 and 2009, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands, except as noted.

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

Recent Events.  The Company completed its store transformation project during June 2009.  The actual store level labor and benefit savings improvement is consistent with expectations, however, shrink improvement is below expectation.

Key Items in Third Quarter Fiscal 2010

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2010 were:

•	Net sales decreased 2.9% to $111.5 million. Same-store sales decreased 1.7% compared to the prior year third quarter.
•	Gross margin percentage decreased to 32.0% of sales, compared to 32.3% in the prior year third quarter.
•	Net loss per share was $0.38 in the third quarter of fiscal 2010 compared to net loss of $0.44 per share in the prior year third quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs, inventory review initiative and executive, staff severance and store transformation project costs (“Adjusted EBITDA”) for the third quarter 2010 was $955 compared to the prior year third quarter of $475.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 1, 2009 Compared to Thirteen Weeks Ended November 2, 2008

Net Sales

Net sales for the third quarter of fiscal 2010 decreased $3.4 million, or 2.9%, to $111.5 million compared to $114.9 million for the third quarter of fiscal 2009.  Same-store sales decreased 1.7% when compared with the prior year same quarter.

Gross Margin

Gross margin for the third quarter of fiscal 2010 decreased $1.5 million, or 3.9%, to $35.7 million compared to $37.1 million in the third quarter of fiscal 2009.  Gross margin as a percentage of sales was 32.0% for the third quarter of fiscal 2010, which decreased when compared to 32.3% for the third quarter of fiscal 2009.   The decrease in the gross margin percentage was primarily due to reduced new store allowances and increased shrink offset by reduced freight costs.

SG&A

Selling, general and administrative (SG&A) expense decreased $3.2 million or 8.5%, to $34.9 million in the third quarter of fiscal 2010 compared to $38.1 million in the third quarter of fiscal 2009.   As a percentage of net sales, SG&A expenses for the third quarter of fiscal 2010 were 31.3%, compared to 33.2% for third quarter fiscal 2009.  The decrease in SG&A expenses is attributable to reduced store level labor and benefits of $791, store transformation project costs of $937, point-of-sale hardware lease expense of $489, advertising expense of $416 and preopening store costs of $340.  Excluding share-based compensation, preopening store costs, store transformation project costs and executive and staff severance (Adjusted SG&A expenses) were 31.1% and 31.9%, as percentage of net sales, for the third quarter fiscal 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $209, or 9.9%, to $2.3 million in the third quarter of fiscal 2010 compared to $2.1 million in the third quarter of fiscal 2009.

Interest Expense

Interest expense increased $469, or 744.4%, to $532 in the third quarter of fiscal 2010 compared to $63 in the third quarter of fiscal 2009.  The increased interest expense was due to the reversal of accrued interest of $605 related to the FIN 48 liability of the Company during the third quarter of fiscal 2009.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the third quarter of fiscal 2010 was 30.4% compared to 52.1% in the third quarter of fiscal 2009.  The effective tax rate is lower due to decreased state effective tax rates offset by the impact of permanent book and tax differences related to fiscal 2009 income tax returns.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $2 in the third quarter of fiscal 2010, compared to a loss of $155, net of income tax benefit, in the third quarter of fiscal 2009.  Three Duckwall stores that were closed during fiscal year 2009 and were replaced by an ALCO store are shown in continuing operations.  In addition, 14 ALCO stores were closed in the first quarter of fiscal 2009.  One Duckwall store was closed during the second quarter of fiscal 2010.

Thirty-nine Weeks Ended November 1, 2009 Compared to Thirty-nine Weeks Ended November 2, 2008

Net Sales

Net sales for the thirty-nine week period of fiscal 2010 increased $2.5 million, or 0.7%, to $352.2 million compared to $349.7 million for the thirty-nine week period of fiscal 2009.  Same-store sales increased 0.2% when compared with the prior year.

Gross Margin

Gross margin for the thirty-nine week period of fiscal 2010 increased $4.4 million, or 4.0%, to $116.6 million compared to $112.2 million in the thirty-nine week period of fiscal 2009.  Gross margin as a percentage of sales was 33.1% for the thirty-nine week period of fiscal 2010, which increased when compared to 32.1% for the thirty-nine week period of fiscal 2009.   The increase in the gross margin percentage was primarily due to reduced markdowns and freight costs offset by reduced new store allowances.  The thirty-nine week period of fiscal 2009 Adjusted Gross Margin as a percentage of sales was 32.5%, excluding the impact of the inventory review initiative.

SG&A

Selling, general and administrative (SG&A) expense decreased $4.7 million or 4.3%, to $105.2 million in the thirty-nine week period of fiscal 2010 compared to $109.9 million in the thirty-nine week period of fiscal 2009.   As a percentage of net sales, SG&A expenses for the thirty-nine week period of fiscal 2010 were 29.9%, compared to 31.4% for thirty-nine week period fiscal 2009.  The decrease in SG&A expenses is attributable to reduced severance charges of $1.9 million, preopening store costs of $1.8 million, point-of-sale hardware lease expense of $1.4 million and store level labor and benefits of $1.2 million offset by increased real property rent expense of $1.3 million and store transformation project costs of $1.2 million.  Excluding share-based compensation, preopening store costs, store transformation project costs and executive and staff severance (Adjusted SG&A expenses) were 29.1% and 30.1%, as percentage of net sales, for the thirty-nine week periods of fiscal 2010 and 2009, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2, or 20.3%, to $7.0 million in the thirty-nine week period of fiscal 2010 compared to $5.8 million in the thirty-nine week period of fiscal 2009.

Interest Expense

Interest expense increased $371, or 30.5%, to $1.6 million in the thirty-nine week period of fiscal 2010 compared to $1.2 million in the thirty-nine week period of fiscal 2009.  The increased interest expense was due to the reversal of accrued interest of $605 related to the FIN 48 liability of the Company during the third quarter of fiscal 2009.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the thirty-nine week period of fiscal 2010 was 45.8% compared to 48.9% in the thirty-nine week period of fiscal 2009.  The effective tax rate is lower due to decreased state effective tax rates offset by the impact of permanent book and tax differences related to fiscal 2009 income tax returns.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $5 in the thirty-nine week period of fiscal 2010, compared to a loss of $1.8 million, net of income tax benefit, in the thirty-nine week period of fiscal 2009.  Three Duckwall stores that were closed during fiscal year 2009 and were replaced by an ALCO store are shown in continuing operations.  In addition, 14 ALCO stores were closed in the thirty-nine week period of fiscal 2009.  One Duckwall store was closed during the thirty-nine week period of fiscal 2010.

 Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation; review of performance and to compare the Company’s financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin return on investment, return on equity and free cash flow.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
SG&A Expenses Breakout	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Store support center (1)	$5,397	6,551	17,515	19,318
Distribution center	2,258	2,608	6,490	7,186
401K expense	101	115	297	359
Same-store SG&A	26,575	27,896	76,690	78,450
Non same-store SG&A (2)	376	758	3,594	4,571
Share-based compensation	155	169	601	34
SG&A as reported	34,862	38,097	105,187	109,918
Less:
Share-based compensation	(155)	(169)	(601)	(34)
Preopening store costs (2)	(2)	(342)	(2)	(1,837)
Executive and staff severance (1)	-	-	-	(1,942)
Store transformation project costs (1)	-	(937)	(2,096)	(937)
Adjusted SG&A	$34,705	36,649	102,488	105,168

Adjusted SG&A as % of sales	31.1%	31.9%	29.1%	30.1%

Sales per average selling square foot (3)	$24.60	25.83	$77.71	79.98

Adjusted Gross Margin dollars per average selling square feet (3)(4)	$7.87	8.35	$25.73	25.96

Adjusted SG&A per average selling square foot (3)	$7.66	8.24	$22.61	24.05

Adjusted EBITDA per average selling square foot (3)(5)	$0.21	0.11	$3.12	1.91

Average inventory per average selling square feet (3)(6)(7)	$28.80	28.95	$28.64	28.48

Average selling square feet (3)	4,532	4,447	4,532	4,372

Total stores operating beginning of period	257	257	258	262
Total stores operating end of period	257	259	257	259
Total stores less than twelve months old			0
Total non same-stores			1

Supplemental Data:
Same-store adjusted gross margin dollar change	0.0%	(1.8)%	1.3%	(1.4)%
Same-store SG&A dollar change	(4.7)%	(0.9)%	(2.2)%	2.5%
Same-store total customer count change	(1.2)%	(5.4)%	(0.7)%	(4.0)%
Same-store average sale per ticket change	(2.0)%	4.0%	(0.6)%	4.4%

(1) Store support center includes executive and staff severance for first quarter fiscal 2009 and store transformation project costs for first and second quarters fiscal 2010 and the third quarter of fiscal 2009

(2) Non same-stores are those stores opened in Fiscal 2009 which have not reached their fourteenth period of operation
(3) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(4) Adjusted Gross Margin includes $1.3 million inventory review initiative charge added back in first quarter fiscal 2009
(5) Adjusted EBITDA per selling square foot is calculated as Adjusted EBITDA divided by selling square feet
(6) Average store level merchandise inventory for fiscal 2010 and 2009 is calculated as beginning inventory plus ending inventory divided by 2
(7) Excludes inventory for unopened stores

Fiscal 2010 Compared to Fiscal 2009

Store support center expenses for fiscal 2010 decreased $1.8 million, or 9.3%.  The decrease was primarily due to reduced severance costs of $1.9 million, health insurance costs of $406, accounting fees of $321 and market research fees of $274 offset by store transformation project costs of $1.2 million.

Same-store SG&A expenses decreased $1.8 million, or 2.2%.  The decrease was primarily due to reduced point-of-sale hardware lease expense of $1.4 million, labor expenses of $1.2 million and benefits expense of $625 offset by increased real property rent expense of $1.3 million.

Non same-store SG&A expenses decreased $977, or 21.4%.  The Company has not opened any stores since the third quarter of fiscal 2009.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		For the Twenty-Six		Trailing Twelve	For the Thirteen		Trailing Twelve
		Week Periods Ended		Periods Ended	Week Periods Ended		Periods Ended
	Fiscal 2009	August 2, 2009	August 3, 2008	August 2, 2009	November 1, 2009	November 2, 2008	November 1, 2009
Net earnings (loss) from continuing operations (1)	$(2,996)	2,988	(923)	915	(1,435)	(1,510)	990
Plus:
Interest	1,867	1,058	1,156	1,769	532	63	2,238
Taxes (1)	(2,090)	1,932	(690)	532	(626)	(1,644)	1,550
Depreciation and amortization (1)	9,302	4,645	3,677	10,270	2,327	2,118	10,479
Share-based compensation	186	446	(135)	767	155	169	753
Preopening store costs (2)	1,846	-	1,495	351	2	342	11
Inventory review initiative	1,345	-	1,345	-	-	-	-
Executive and staff severance	1,942	-	1,942	-	-	-	-
Store transformation project costs	2,220	2,096	-	4,316	-	937	3,379
=Adjusted EBITDA (1)(3)(4)(5)	13,622	13,165	7,867	18,920	955	475	19,400

Cash	4,744	5,446	4,653	5,446	5,703	5,320	5,703
Debt	49,841	48,802	36,964	48,802	54,180	58,303	54,180
Debt, net of cash	$45,097	43,356	32,311	43,356	48,477	52,983	48,477

(1) These amounts will not agree with the fiscal 2009 first quarter 10-Q filing due to the one store the Company closed in the third quarter of fiscal 2009. These amounts will not agree with the fiscal year end 2009 or fiscal 2010 first quarter 10-Q filing due to the one store the Company closed in the second quarter of fiscal 2010. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended November 1, 2009 the average open weeks for the Company's one non same-store is 59 weeks.
(4) During fiscal year 2009, the Company made a change in its Executive Management team and Board of Directors resulting in several initiatives to reduce certain SG&A expenses. For the trailing twelve periods ended November 1, 2009, these initiatives resulted in approximately $5.7 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction, reduced ALCO same-store hourly wages, advertising expenses, net of coop offset and floor care services along with reduced total Company insurance and travel expenses.

(5) In addition to continued efforts regarding the fiscal 2009 cost reduction initiatives, the Company has also implemented new initiatives for fiscal year 2010. The fiscal 2010 initiatives include, but are not limited to, reduced point-of-sale hardware lease expense, energy expense and accident reduction programs. These initiatives achieved approximately $2.0 million in reduced SG&A savings for the thirty-nine weeks of fiscal 2010 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At November 1, 2009, working capital (defined as current assets less current liabilities) was $125.9 million compared to $129.2 million at November 2, 2008.  The decrease in working capital was primarily attributable to a decrease in prepaid income taxes as the Company received a $3.4 million refund due to fiscal 2009 net loss carrybacks and tax method changes.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $105 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2011. The revolving loan note payable and letter of credit balance at November 1, 2009 was $55.4 million, resulting in an available line of credit at that date of $49.6 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of December 10, 2009, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with Emerging Issues Task Force (EITF) Issue 95- 22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Accordingly, this obligation has been classified as a long-term liability in the accompanying consolidated balance sheet.  Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash provided by (used in) operating activities in the thirty-nine week periods of fiscal 2010 and 2009 was $1.2 million and $(18.0) million, respectively.  The increase in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2010 compared to the thirty-nine week period of fiscal 2009 was primarily due to $8.2 million change in prepaid income taxes, $8.0 million reduction in inventory, net of accounts payable decrease and $5.8 million in increased net earnings.

Cash used in acquisition of property and equipment in the thirty-nine week periods of fiscal 2010 and 2009 was $4.6 million and $7.4 million, respectively.

Cash provided by financing activities in the thirty-nine week periods of fiscal 2010 and 2009 was $4.3 million and $25.2 million, respectively.  Net borrowings on the revolving loan generated $6.8 million during the thirty-nine week period ended November 1, 2009 compared to $27.7 million during the same period in the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 1, 2009. There have been no significant developments with respect to our contractual obligations since February 1, 2009.

As of December 10, 2009, the Company has repurchased 22,197 shares of stock since August 13, 2008.  The average price paid was $12.86.  Since the fiscal year end February 1, 2009, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and thirty-nine week periods of fiscal 2010 and 2009:

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	November 1, 2009	November 1, 2008	November 1, 2009	November 1, 2008
Merchandise Category:
Consumables and commodities	32%	32%	30%	32%
Electronics, entertainment, sporting goods, toys and outdoor living	21%	20%	25%	25%
Apparel and accessories	18%	22%	17%	19%
Home furnishings and décor	18%	14%	17%	13%
Other	11%	12%	11%	11%

Total	100%	100%	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB modified FASB ASC Topic 825, Financial Instruments, and FASB ASC 270, Interim Reporting, to extend the disclosure requirements related to the fair value of financial instruments to interim financial statements of publicly traded companies.  The Company adopted this guidance in the second quarter of fiscal 2010, the impact of which related only to disclosures and did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In May 2009, the FASB modified FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued and requires entities to disclose the date through which they have evaluated subsequent events. The Company adopted this guidance effective August 2, 2009. The adoption of this guidance changed certain financial statement disclosures but did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued ASU No. 2009-01 Topic 105, Generally Accepted Accounting Principles which establishes the FASB ASC. The FASB ASC is the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  The Company adopted this guidance effective August 2, 2009. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company's fourth quarter fiscal 2010 and is not expected to have a significant impact on our financial condition, results of operation or cash flows.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $441.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of November 1, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 1, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of December 10, 2009.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of August 2, 2009	25,534	$15.16	25,534	174,466

Third Quarter:
08/03/09 - 08/30/09	-	-	-	174,466
08/31/09 - 10/04/09	-	-	-	174,466
10/05/09 - 11/01/09	-	-	-	174,466
	-		-	174,466

As of November 1, 2009	25,534	$15.16	25,534	174,466

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

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and Bylaws described under 3.2 above.

10.1	Employment Agreement dated August 25, 2008 between the Company and Edmond C. Beaith is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated August 25, 2008.

10.2
Separation Agreement and Release, dated as of August 1, 2008, between the Company and Anthony C. Corradi, including consulting agreement is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated August 1, 2008.

10.3
Employment Agreement dated December 11, 2009 between the Company and Jim M. Spencer is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated December 17, 2009.

10.4
Separation Agreement and Release, dated as of February 4, 2009, between the Company and Phillip D. Hixon is incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company dated February 4, 2009.

10.5
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Mr. Zigerelli is incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company dated June 3, 2009.

10.6
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Ms. Gilmartin is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated June 3, 2009.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 10, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 10, 2009, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 10, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended November 1, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated December 10, 2009, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended November 1, 2009 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Lawrence J. Zigerelli	December 10, 2009
Lawrence J. Zigerelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	December 10, 2009
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	December 10, 2009
Raymond A.D. French
Director

/s/ Dennis E. Logue	December 10, 2009
Dennis E. Logue
Director

/s/ Lolan C. Mackey	December 10, 2009
Lolan C. Mackey
Director

/s/ Royce L. Winsten	December 10, 2009
Royce L. Winsten
Director - Chairman of Board

/s/ James V. Worth	December 10, 2009
James V. Worth
Director