Form 10-Q
period 2010-05-02
DUCKWALL ALCO STORES INC
filed 2010-06-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,828,102 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 2, 2010.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
Assets
	May 2, 2010	January 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,186	5,164
Receivables	5,852	7,437
Prepaid income taxes	1,605	594
Inventories	137,892	140,375
Prepaid expenses	2,919	3,517
Deferred income taxes	3,864	3,863
Assets held for sale	1,331	1,631
Total current assets	158,649	162,581

Property and equipment, at cost:
Land and land improvements	1,436	1,455
Buildings and building improvements	11,900	11,844
Furniture, fixtures and equipment	67,952	67,304
Transportation equipment	1,288	1,303
Leasehold improvements	15,625	14,855
Construction work in progress	1,824	1,744
Total property and equipment	100,025	98,505
Less accumulated depreciation	69,894	67,959
Net property and equipment	30,131	30,546

Property under capital leases	11,015	11,015
Less accumulated amortization	9,686	9,385
Net property under capital leases	1,329	1,630

Other non-current assets	1,326	51
Total assets	$191,435	194,808
Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,475	1,451
Current maturities of capital lease obligations	1,312	1,623
Accounts payable	26,452	23,076
Accrued salaries and commissions	4,835	4,122
Accrued taxes other than income	5,096	4,913
Self-insurance claim reserves	4,697	4,852
Other current liabilities	4,005	4,499
Total current liabilities	47,872	44,536

Long term debt, less current maturities	1,036	1,414
Notes payable under revolving loan agreement	30,630	35,159
Capital lease obligations - less current maturities	1,153	1,345
Deferred gain on leases	4,115	4,212
Deferred income taxes	705	694
Other noncurrent liabilities	1,761	1,715
Total liabilities	87,272	89,075

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,828,102 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	39,672	39,313
Retained earnings	64,490	66,419
Total stockholders' equity	104,163	105,733
Total liabilities and stockholders' equity	$191,435	194,808
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week
	Periods Ended
	May 2, 2010	May 3, 2009

Net sales	$113,023	115,160
Cost of sales	77,852	76,712
Gross margin	35,171	38,448

Selling, general and administrative	34,814	35,603
Depreciation and amortization	2,482	2,377
Total operating expenses	37,296	37,980
Operating income (loss) from continuing operations	(2,125)	468

Interest expense, net	674	537

Loss from continuing operations before income taxes	(2,799)	(69)

Income tax benefit	(1,011)	(33)

Loss from continuing operations	(1,788)	(36)

Loss from discontinued operations, net of income tax benefit	(141)	(14)

Net loss	$(1,929)	(50)

Loss per share
Basic
Continuing operations	$(0.47)	(0.01)
Discontinued operations	(0.04)	-

Net loss per share	$(0.51)	(0.01)

Loss per share
Diluted
Continuing operations	$(0.47)	(0.01)
Discontinued operations	(0.04)	-

Net loss per share	$(0.51)	(0.01)

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirteen Week
	Periods Ended
	May 2, 2010	May 3, 2009

Cash flows from operating activities:
Net loss	$(1,929)	(50)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,482	2,343
Gain on sale of assets	(8)	(1)
Share-based compensation	81	185
Tax benefit of stock options exercised	13	-
Deferred income tax expense, net	10	(34)
Changes in:
Receivables	1,585	38
Prepaid income taxes	(1,011)	43
Inventories	2,483	(13,374)
Prepaid expenses	598	698
Accounts payable	3,376	4,895
Accrued salaries and commissions	713	33
Accrued taxes other than income	183	(706)
Self-insurance claim reserves	(155)	(43)
Other assets and liabilities	(1,821)	(1,073)
Net cash provided by (used in) operating activities	6,600	(7,046)

Cash flows from investing activities:
Proceeds from the sale of assets	487	1
Acquisition of property and equipment	(1,944)	(596)
Net cash used in investing activities	(1,457)	(595)

Cash flows from financing activities:
Net (paydowns) borrowings under revolving loan agreement	(3,229)	11,920
Proceeds from exercise of outstanding stock options	265	-
Revolving loan agreement financing costs	(1,300)	-
Principal payments under term loan	(354)	(332)
Principal payments under capital lease obligations	(503)	(483)
Net cash (used in) provided by financing activities	(5,121)	11,105

Net increase in cash and cash equivalents	22	3,464
Cash and cash equivalents at beginning of period	5,164	4,744

Cash and cash equivalents at end of period	$5,186	8,208

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$673	537
Income taxes, net of refunds received	77	126

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Notes to Unaudited Consolidated Financial Statements
(dollars in thousands, except share and per share amounts or as otherwise noted)

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Duckwall-ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  It is suggested that the accompanying unaudited consolidated financial statements be read in conjunction with the consolidated financial statements included in the Company's fiscal 2010 Annual Report. In the opinion of management of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2011 and 2010 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended May 2, 2010 and May 3, 2009 are referred to herein as the first quarter of fiscal 2011 and 2010, respectively.

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

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company began recognizing compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. For the thirteen weeks ended May 2, 2010 and May 3, 2009, share-based compensation decreased pre-tax income by $81 and $185, respectively.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At May 2, 2010, the Company had 107,845 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  There are 97,500 shares remaining to be issued under this plan.

Under our Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his starting employment with the Company on July 1, 2008, Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock.  According to the terms of the Agreement, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  The unvested portion of these options terminated during the first quarter of fiscal 2011 due to the separation of Mr. Zigerelli from the Company.  Mr. Zigerelli exercised the 2,500 shares vested under this Agreement. The Company issues these grants from the unissued shares authorized. There are no shares remaining to be issued under this Agreement.

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

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

		For the Thirteen Week
	Fiscal 2010 Ended	Periods Ended
	January 31, 2010	May 2, 2010	May 3, 2009
Stock options granted	45,000	100,000	15,000
Weighted average exercise price	$13.95	14.34	9.25
Weighted average grant date fair value	$5.47	6.36	3.88

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen week periods ended May 2, 2010 and May 3, 2009, and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week
	Fiscal 2010 Ended	Periods Ended
	January 31, 2010	May 2, 2010	May 3, 2009
Expected price volatility	48.9%	51.1%	48.1%
Risk-free interest rate	1.5%	1.5%	1.4%
Weighted average expected lives in years	4.8	4.8	4.8
Dividend yield	0.00%	0.00%	0.00%

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

As of May 2, 2010, total unrecognized share-based compensation related to non-vested stock options is $1.0 million with a weighted average expense recognition period of 2.9 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $7 and $10 for the thirteen week periods ended May 2, 2010 and May 3, 2009, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2006 through 2008.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2005 through 2008 or 2006 through 2008 depending on each state’s statute of limitations.

(5)           Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the issuance of the consolidated financial statements.

(6)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at May 2, 2010 approximates its carrying amount of $2.5 million.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(7)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

May 2, 2010	3,811,153	3,811,153
May 3, 2009	3,797,947	3,797,947

(8)           Store Closings and Discontinued Operations

The Company closed four Duckwall stores in the first quarter of fiscal 2011.  The operations of these stores were reclassified to discontinued operations in the first quarter of fiscal 2011.   No stores were closed during the first quarter of fiscal 2010.  All prior period amounts for closed stores have been reclassified to discontinued operations.

(9)           New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2009-16, which updated Accounting Standards Codification ("ASC") Topic 810: Accounting for Transfers of Financial Assets, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands except per share amounts or as otherwise noted)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii)statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates", "projects" or "anticipates," variations thereof or similar expressions.

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

OVERVIEW

Economic conditions.  The current economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.

Management does not believe that its merchandising operations, net sales, revenue, or income from continuing operations have been materially impacted by inflation of the past two fiscal years.  The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

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

Strategy. The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company prefers markets that do not have direct competition from national or regional broad line retail stores. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, dollar stores, manufacturer’s outlets and the internet.

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

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open fewer than 10 ALCO stores in fiscal 2011.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

·	the Company’s ability to hire, train, and retain qualified personnel;

·	the availability of adequate capital resources for us to purchase inventory, equipment, and fixtures and make other capital expenditures necessary for store expansion; and

·	the ability of our landlords and developers to find appropriate financing in the current credit market to develop property to be leased by the Company.

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

Recent Events.

•
On February 10, 2010, the Company closed on an Amended and Restated Credit Agreement (the "Facility") with Bank of America, N.A. and Wells Fargo Retail Finance, LLC.  The $120 million Facility has a term of four years and replaces the Company's previous revolving credit facility which was in the amount of $105 million.

•	Richard E. Wilson joined the Company on February 15, 2010 to become the President - Chief Executive Officer
•	Lawrence J. Zigerelli, President - Chief Executive Officer resigned from the Company on February 19, 2010
•	James M. Spencer, Senior Vice President - Store Operations resigned from the Company on February 26, 2010
•	James Worth, Director, resigned from the Board of Directors on March 2, 2010
•
On March 18, 2010, the Company filed Form S-8 with the Securities and Exchange Commission registering the shares of the Company's stock under the Non-Qualified Stock Option Agreement, Non-Qualified Stock Option Plan and the Company's Incentive Stock Option Plan.

•
Lawrence J. Zigerelli exercised his vested options for 27,500 shares on March 19, 2010.  Of these, 25,000 were vested under the Incentive Stock Option Plan and 2,500 were vested under the Non-Qualified Stock Option Agreement.

•	James M. Spencer elected net exercise for vested options, receiving 1,405 shares on March 19, 2010 under the Incentive Stock Option Plan
•	The Company closed four Duckwall Stores during the first quarter of fiscal 2011. They were located in underperforming markets and were at the end of their lease term.
•	On May 13, 2010, the Company notified Jane F. Gilmartin, Executive Vice President - Chief Operating Officer, that her employment with the Company would terminate effective June 12, 2010.

Key Items in First Quarter Fiscal 2011.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the first quarter of fiscal 2011 were:

•	Net sales decreased 1.9% to $113.0 million. Same-store sales decreased 2.7% compared to the prior year first quarter.
•	Gross margin percentage decreased to 31.1% of sales, compared to 33.4% in the prior year first quarter.
•	Net loss per share was $0.51 in the first quarter of fiscal 2011 compared to net loss of $0.01 per share in the prior year first quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs and store transformation project costs (“Adjusted EBITDA”) for the first quarter 2011 was $637 compared to the prior year first quarter of $4.4 million.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 2, 2010 Compared to Thirteen Weeks Ended May 3, 2009

Net Sales

Net sales for the first quarter of fiscal 2011 decreased $2.1 million, or 1.9%, to $113.0 million compared to $115.1 million for the first quarter of fiscal 2010.  Same-store sales decreased 2.7% when compared with the prior year same quarter.  Company sales were negatively impacted by decreases in apparel, electronics and “As seen on TV” products, which were slightly offset by increases in the consumable categories of food, pet supplies and health care.

Gross Margin

Gross margin for the first quarter of fiscal 2011 decreased $3.3 million, or 8.5%, to $35.2 million compared to $38.5 million in the first quarter of fiscal 2010.  Gross margin as a percentage of sales was 31.1% for the first quarter of fiscal 2011, which decreased when compared to 33.4% for the first quarter of fiscal 2010.   The decrease in the gross margin percentage was primarily due to increased markdowns of $1.4 million, lower margin due to product mix of $629 and reduced vendor consideration of $407.  The increase in markdowns was attributable to the aggressive acceleration of clearance markdowns exiting the winter season.  Reduced merchandise receipts of certain seasonal and apparel items during the first quarter of fiscal 2011 attributed to the decline in margin due to product mix.  The reduced merchandise receipts also resulted in lower vendor consideration.

SG&A

Selling, general and administrative (SG&A) expense decreased $789 or 2.2%, to $34.8 million in the first quarter of fiscal 2011 compared to $35.6 million in the first quarter of fiscal 2010.   As a percentage of net sales, SG&A expenses for the first quarter of fiscal 2011 were 30.8%, compared to 30.9% for first quarter fiscal 2010.  The decrease in SG&A expenses is attributable to reduced store transformation project costs of $1.4 million and store level labor and benefits of $737 offset by increased advertising expense of $453, legal fees of $377 and preopening store costs of $199.  Excluding share-based compensation, preopening store costs and store transformation project costs (Adjusted SG&A expenses) were 30.6% and 29.6%, as percentage of net sales, for the first quarter fiscal 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $105, or 4.4%, to $2.5 million in the first quarter of fiscal 2011 compared to $2.4 million in the first quarter of fiscal 2010.

Interest Expense

Interest expense increased $137, or 25.5%, to $674 in the first quarter of fiscal 2011 compared to $537 in the first quarter of fiscal 2010.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the first quarter of fiscal 2011 was 36.1% compared to 47.8% in the first quarter of fiscal 2010.  The effective tax rate has decreased as a result of lower projected taxable income for fiscal 2011, which resulted in a lower federal statutory tax rate.  Also contributing to the decrease were lower permanent book to tax differences and increased Federal income tax credits.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $141 in the first quarter of fiscal 2011, compared to a loss of $14, net of income tax benefit, in the first quarter of fiscal 2010.  Four Duckwall stores were closed during the first quarter of fiscal year 2011.

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

	For the Thirteen Week Periods Ended
SG&A Expenses Breakout	May 2, 2010	May 3, 2009
Store support center (1)	$5,830	6,519
Distribution center	2,175	2,191
401K expense	24	110
Same-store SG&A	26,326	26,578
Non same-store SG&A (2)	378	20
Share-based compensation	81	185
SG&A as reported	34,814	35,603
Less:
Share-based compensation	(81)	(185)
Preopening store costs (2)	(199)	-
Store transformation project costs (1)	-	(1,378)
Adjusted SG&A	$34,534	34,040

Adjusted SG&A as % of sales	30.6%	29.6%

Sales per average selling square foot (3)	$24.84	25.52

Gross Margin dollars per average selling square feet (3)	$7.73	8.52

Adjusted SG&A per average selling square foot (3)	$7.59	7.54

Adjusted EBITDA per average selling square foot (3)(4)	$0.14	0.98

Average inventory per average selling square feet (3)(5)(6)	$26.15	28.75

Average selling square feet (3)	4,550	4,513

Total stores operating beginning of period	258	258
Total stores operating end of period	255	258
Total stores less than twelve months old	2
Total non same-stores	2

Supplemental Data:
Same-store gross margin dollar change	(2.1)%	1.5%
Same-store SG&A dollar change	(0.9)%	(0.9)%
Same-store total customer count change	(3.0)%	5.9%
Same-store average sale per ticket change	0.7%	3.5%

(1) Store support center includes store transformation project costs for first quarter fiscal 2010
(2) Non same-stores are those stores opened in fiscal 2011 and 2010 which have not reached their fourteenth period of operation
(3) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(4) Adjusted EBITDA per selling square foot is calculated as Adjusted EBITDA divided by selling square feet
(5) Average store level merchandise inventory for fiscal 2011 and 2010 is calculated as beginning inventory plus ending inventory divided by 2
(6) Excludes inventory for unopened stores

Fiscal 2011 Compared to Fiscal 2010

Store support center expenses for fiscal 2011 decreased $689 million, or 10.6%.  The decrease was primarily due to reduced store transformation project costs of $1.4 million offset by increased legal expenses of $377 and insurance expenses of $188.

Same-store SG&A expenses decreased $252, or 0.9%.  The decrease was primarily due to reduced labor and benefits of $682 offset by increased advertising expense of $453.

Non same-store SG&A expenses increased $358, or 1,790.0%.  The Company has opened two stores since the first quarter of fiscal 2010.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		For the Thirteen		Trailing Twelve
		Week Periods Ended		Periods Ended
	Fiscal 2010	May 2, 2010	May 3, 2009	May 2, 2010
Net earnings (loss) from continuing operations (1)	$3,100	(1,788)	(36)	1,348
Plus:
Interest	2,149	674	537	2,286
Taxes (1)	2,174	(1,011)	(33)	1,196
Depreciation and amortization (1)	9,982	2,482	2,377	10,087
Share-based compensation	757	81	185	653
Preopening store costs (2)	128	199	-	327
Store transformation project costs	2,096	-	1,378	718
=Adjusted EBITDA (1)(3)(4)(5)	20,386	637	4,408	16,615

Cash	5,164	5,186	8,208	5,186
Debt	40,992	35,606	60,946	35,606
Debt, net of cash	$35,828	30,420	52,738	30,420

(1) These amounts will not agree with the fiscal year end 2010 10-K or fiscal 2010 first quarter 10-Q filing due to the five stores the Company closed since the second quarter of fiscal 2010. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended May 2, 2010 the average open weeks for the Company's two non same-stores is nine weeks.
(4) The Company implemented new initiatives for fiscal year 2010. The fiscal 2010 initiatives include, but are not limited to, reduced point-of-sale hardware lease expense, energy expense and accident reduction programs. These initiatives achieved approximately $734 in SG&A savings for the first quarter of fiscal 2010 when compared to the prior year same period.

(5) The store transformation project completed in fiscal 2010 continues to provide SG&A savings in fiscal 2011. This initiative achieved approximately $458 in SG&A savings for the first quarter of fiscal 2011 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At May 2, 2010, working capital (defined as current assets less current liabilities) was $110.8 million compared to $132.4 million at May 3, 2009.  The decrease in working capital was primarily attributable to decreased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120 million of financing in the form of notes payable and letters of credit. The loan agreement expires in February 2014. The revolving loan note payable and letter of credit balance at May 2, 2010 was $37.0 million, resulting in an available line of credit at that date of $60.7 million based upon a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

        The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of June 10, 2010, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash provided by (used in) operating activities in the first quarters of fiscal 2011 and fiscal 2010 were $6.6 million and $(7.0) million, respectively.  The increase in the amount of cash provided by operating activities in the thirteen week period of fiscal 2011 compared to the same period of fiscal 2010 was primarily due to the $14.3 million reduction in inventory, net of accounts payable decrease.

Cash used in investing activities in the first quarters of fiscal 2011 and 2010 were $1.5 million and $595, respectively.

Cash (used in) provided by financing activities in the first quarters of fiscal 2011 and 2010 were $(5.1) million and $11.1 million, respectively.  Net borrowings on the revolving loan declined $4.5 million during the thirteen week period ended May 2, 2010 compared to increasing $11.9 million during the same period in the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2010. There have been no significant developments with respect to our contractual obligations since January 31, 2010.

As of June 10, 2010, the Company has repurchased 25,534 shares of stock since March 23, 2006.  The average price paid was $15.16.  Since the fiscal year end January 31, 2010, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the first quarter of fiscal 2011 and 2010, respectively:

	For the Thirteen Week Periods Ended
	May 2, 2010	May 3, 2009
Merchandise Category:
Consumables and commodities	42%	41%
Hardlines	28%	28%
Apparel and accessories	16%	16%
Home furnishings and décor	14%	15%

Total	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

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
In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and (iii) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $387.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of May 2, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 2, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which the Company is a party or to which any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of June 10, 2010.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of January 31, 2010	25,534	$15.16	25,534	174,466

First Quarter:
02/01/10 - 02/28/10	-	-	-	174,466
03/01/10 - 04/04/10	-	-	-	174,466
04/05/10 - 05/02/10	-	-	-	174,466
	-		-	174,466

As of May 2, 2010	25,534	$15.16	25,534	174,466

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  RESERVED

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

10.1
Employment Agreement dated January 5, 2006 between the Company and Tom L. Canfield, Jr. is incorporated by reference as Exhibit 10.1 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.2	Employment Agreement dated August 1, 2007 between the Company and Donny R. Johnson is incorporated by reference as Exhibit 10.2 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.3	Employment Agreement dated January 5, 2006 between the Company and Jon A. Ramsey is incorporated by reference as Exhibit 10.3 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.4
Addendum to Employment Agreement dated December 31, 2008 between the Company and Tom L. Canfield, Jr. is incorporated by reference as Exhibit 10.4 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.5
Addendum to Employment Agreement dated December 31, 2008 between the Company and Donny R. Johnson is incorporated by reference as Exhibit 10.5 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.6
Addendum to Employment Agreement dated December 31, 2008 between the Company and Jon A. Ramsey is incorporated by reference as Exhibit 10.6 to the Current Report on Form 10-K of the Company dated April 15, 2010.

10.7
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

10.11
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements is incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company dated January 12, 2010.  On December 31, 2009, Royce Winsten, the Chairman of the Board of Directors of the Company, was awarded a special bonus for the amount of $50,000.

10.12
Separation Release, dated as of February 1, 2010, between the Company and James M. Spencer, is incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company dated February 1, 2010.

10.13	Amended and Restated Credit Agreement, dated as of February 10, 2010, between the Company and Bank of America, N.A., and Wells Fargo Retail Finance, LLC is incorporated as Exhibit 10.13.

10.14
Employment Agreement dated December 11, 2009 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.15
Resignation of Director.  On March 2, 2010 James V. Worth resigned from the Board of Directors is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company dated March 2, 2010.

10.16
Separation Agreement and Release, dated as of March 17, 2010, between the Company and Lawrence J. Zigerelli, is incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of the Company dated March 16, 2010.

10.17
Separation Agreement and Release, dated as of May 13, 2010, between the Company and Jane F. Gilmartin, is incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company dated May 13, 2010.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 10, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 2, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 10, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended May 2, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Richard E. Wilson	June 10, 2010
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Donny R. Johnson	June 10, 2010
Donny R. Johnson
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	June 10, 2010
Raymond A.D. French
Director

/s/ Dennis E. Logue	June 10, 2010
Dennis E. Logue
Director

/s/ Lolan C. Mackey	June 10, 2010
Lolan C. Mackey
Director

/s/ Royce L. Winsten	June 10, 2010
Royce L. Winsten
Director - Chairman of Board