Form 10-Q
period 2010-08-01
DUCKWALL ALCO STORES INC
filed 2010-09-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,839,395 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of August 1, 2010.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
Assets
	August 1, 2010	January 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,690	5,164
Receivables	5,395	7,437
Prepaid income taxes	2,051	594
Inventories	140,274	140,375
Prepaid expenses	4,022	3,517
Deferred income taxes	4,307	3,863
Assets held for sale	1,181	1,631
Total current assets	160,920	162,581

Property and equipment, at cost:
Land and land improvements	1,454	1,455
Buildings and building improvements	11,896	11,844
Furniture, fixtures and equipment	69,769	67,304
Transportation equipment	1,357	1,303
Leasehold improvements	15,929	14,855
Construction work in progress	890	1,744
Total property and equipment	101,295	98,505
Less accumulated depreciation	71,819	67,959
Net property and equipment	29,476	30,546

Property under capital leases	17,815	11,015
Less accumulated amortization	10,062	9,385
Net property under capital leases	7,753	1,630

Other non-current assets	1,203	51
Total assets	$199,352	194,808

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$1,498	1,451
Current maturities of capital lease obligations	1,084	1,623
Accounts payable	29,979	23,076
Accrued salaries and commissions	4,415	4,122
Accrued taxes other than income	5,160	4,913
Self-insurance claim reserves	4,180	4,852
Other current liabilities	4,821	4,499
Total current liabilities	51,137	44,536

Long term debt, less current maturities	653	1,414
Notes payable under revolving loan agreement	29,912	35,159
Capital lease obligations - less current maturities	7,596	1,345
Deferred gain on leases	4,019	4,212
Deferred income taxes	1,078	694
Other noncurrent liabilities	1,835	1,715
Total liabilities	96,230	89,075

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,839,395 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	39,930	39,313
Retained earnings	63,191	66,419
Total stockholders' equity	103,122	105,733
Total liabilities and stockholders' equity	$199,352	194,808

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Twenty-Six Week
	Periods Ended		Periods Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009

Net sales	$118,158	125,029	231,181	240,189
Cost of sales	80,572	82,706	158,424	159,418
Gross margin	37,586	42,323	72,757	80,771

Selling, general and administrative	36,210	34,505	71,025	70,107
Depreciation and amortization	2,501	2,268	4,983	4,645
Total operating expenses	38,711	36,773	76,008	74,752
Operating income (loss) from continuing operations	(1,125)	5,550	(3,251)	6,019

Interest expense, net	721	521	1,395	1,057

Earnings (loss) from continuing operations before income taxes	(1,846)	5,029	(4,646)	4,962

Income tax expense (benefit)	(545)	1,985	(1,555)	1,952

Earnings (loss) from continuing operations	(1,301)	3,044	(3,091)	3,010

Earnings (loss) from discontinued operations, net of income tax expense (benefit)	4	(14)	(137)	(29)

Net earnings (loss)	$(1,297)	3,030	(3,228)	2,981

Earnings (loss) per share
Basic
Continuing operations	$(0.34)	0.80	(0.81)	0.79
Discontinued operations	-	-	(0.04)	(0.01)

Net earnings (loss) per share	$(0.34)	0.80	(0.85)	0.78

Earnings (loss) per share
Diluted
Continuing operations	$(0.34)	0.78	(0.81)	0.78
Discontinued operations	-	-	(0.04)	(0.01)

Net earnings (loss) per share	$(0.34)	0.78	(0.85)	0.77

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Twenty-Six Week
	Periods Ended
	August 1, 2010	August 2, 2009

Cash flows from operating activities:
Net earnings (loss)	$(3,228)	2,981

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation and amortization	4,985	4,606
Gain on sale of assets	(7)	(1)
Share-based compensation	200	446
Tax benefit of stock options exercised	13	-
Deferred income tax expense, net	(60)	(65)
Changes in:
Receivables	2,042	(514)
Prepaid income taxes	(1,457)	5,330
Inventories	101	(1,879)
Prepaid expenses	(505)	76
Accounts payable	6,903	(4,551)
Accrued salaries and commissions	293	(743)
Accrued taxes other than income	247	(149)
Self-insurance claim reserves	(672)	(468)
Other assets and liabilities	396	(242)
Net cash provided by operating activities	9,251	4,827

Cash flows from investing activities:
Proceeds from the sale of assets	640	3
Acquisition of property and equipment	(3,495)	(3,089)
Net cash used in investing activities	(2,855)	(3,086)

Cash flows from financing activities:
Net (paydowns) borrowings under revolving loan agreement	(5,247)	594
Revolving loan agreement financing costs	(1,300)	-
Proceeds from exercise of outstanding stock options	419	-
Excess tax benefit on stock options exercised	(15)	-
Principal payments under term loan	(714)	(670)
Principal payments under capital lease obligations	(1,013)	(963)
Net cash used in financing activities	(7,870)	(1,039)

Net increase (decrease) in cash and cash equivalents	(1,474)	702
Cash and cash equivalents at beginning of period	5,164	4,744

Cash and cash equivalents at end of period	$3,690	5,446

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,361	1,064
Income taxes, net of refunds received	(129)	278

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

Fiscal 2011 and 2010 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended August 1, 2010 and August 2, 2009 are referred to herein as the second quarter of fiscal 2011 and 2010, respectively.

The depreciation and amortization amount from the Consolidated Statements of Operations may not agree to the Consolidated Statements of Cash Flows due to the fact that a portion of the depreciation and amortization from the Consolidated Statements of Cash Flows is included in the loss from discontinued operations, net of income tax benefit line of the Consolidated Statements of Operations.

The Company opened three new ALCO stores during the first half of fiscal 2011, and it was determined that these stores qualified as capital leases.  The Company has accounted for these stores as capital leased property and recorded $6.8 million in property under capital lease.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant intercompany transactions have been eliminated.

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company began recognizing compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. For the thirteen weeks ended August 1, 2010 and August 2, 2009, share-based compensation decreased pre-tax income by $119 and $261, respectively.  For the twenty-six weeks ended August 1, 2010 and August 2, 2009 share-based compensation decreased pre-tax income by $200 and $446, respectively.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At August 1, 2010, the Company had 167,845 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  There are 98,957 shares remaining to be issued under this plan.

Under our Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his starting employment with the Company on July 1, 2008, Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock.  According to the terms of the Agreement, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  The unvested portion of these options terminated during the first quarter of fiscal 2011 due to the separation of Mr. Zigerelli from the Company.  Mr. Zigerelli exercised the 2,500 shares vested under this Agreement. The Company issued these grants from the unissued shares authorized. There are no shares remaining to be issued under this Agreement.

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

The following summarizes information concerning stock option grants during fiscal 2010 and 2009:

		For the Thirteen Week		For the Twenty-Six Week
	Fiscal 2010 Ended	Periods Ended		Periods Ended
	January 31, 2010	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Stock options granted	45,000	-	20,000	100,000	35,000
Weighted average exercise price	$13.95	-	15.50	14.34	12.82
Weighted average grant date fair value	$5.47	-	6.55	6.36	5.40

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and twenty-six week periods ended August 1, 2010 and August 2, 2009, and a summary of the methodology applied to develop each assumption are as follows:

		For the Thirteen Week		For the Twenty-Six Week
	Fiscal 2010 Ended	Periods Ended		Periods Ended
	January 31, 2010	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Expected price volatility	48.9%	NA	54.3%	51.1%	51.6%
Risk-free interest rate	1.5%	NA	1.4%	1.5%	1.4%
Weighted average expected lives in years	4.8	NA	3.8	4.8	4.2
Dividend yield	0.00%	NA	0.00%	0.00%	0.00%

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

As of August 1, 2010, total unrecognized share-based compensation related to non-vested stock options is $826 with a weighted average expense recognition period of 2.8 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $7 and $9 for the twenty-six week periods ended August 1, 2010 and August 2, 2009, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

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

(6)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under the revolving loan agreement, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at August 1, 2010 approximates its carrying amount of $2.2 million.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(7)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

August 1, 2010	3,835,509	3,835,509
August 2, 2009	3,797,947	3,901,920

Twenty-Six Weeks Ended	Basic	Diluted

August 1, 2010	3,823,332	3,823,332
August 2, 2009	3,797,947	3,856,596

(8)           Store Closings and Discontinued Operations

The Company closed four Duckwall stores in the first quarter of fiscal 2011.  The operations of these stores were reclassified to discontinued operations in the first quarter of fiscal 2011.   The Company closed one Duckwall during the second quarter of fiscal 2010.  All prior period amounts for closed stores have been reclassified to discontinued operations.

(9)           New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-16, which updated Accounting Standards Codification ("ASC") Topic 810, Accounting for Transfers of Financial Assets, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company adopted this standard as of February 1, 2010.  The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and 3) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ("Topic 855"):  Amendments to Certain Recognition and Disclosure Requirements.”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  ASU No. 2010-09 was effective upon issuance.  The adoption of this guidance did not impact the Company’s financial condition, results of operations or cash flows.

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

Management does not believe that its merchandising operations, net sales, revenue, or income (loss) from continuing operations have been materially impacted by inflation during the past two fiscal years.  The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

Operations. The Company is a regional broad line retailer operating in 23 states in the central United States.  The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2010 and 2009 consisted of 52 weeks and fiscal year 2008 consisted of 53 weeks. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, candy, crafts, domestics, electronics, fabrics, furniture, groceries, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company’s smaller Duckwall stores offer a more limited selection of similar merchandise.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance. Corporate merchandising is provided to each store to ensure a consistent company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.  In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open fewer than 10 ALCO stores in fiscal 2011.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

•	the Company’s ability to hire, train, and retain qualified personnel;
•	the availability of adequate capital resources for us to purchase inventory, equipment, and fixtures and make other capital expenditures necessary for store expansion; and
•	the ability of our landlords and developers to find appropriate financing in the current credit market to develop property to be leased by the Company.

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

Recent Events.

•	The Company closed four Duckwall Stores during the first quarter of fiscal 2011. They were located in underperforming markets and were at the end of their lease term.
•	On May 13, 2010, the Company notified Jane F. Gilmartin, Executive Vice President - Chief Operating Officer, that her employment with the Company would terminate effective June 12, 2010.
•	Donny R. Johnson, Executive Vice President - Chief Financial Officer resigned from the Company on July 12, 2010 effective August 13, 2010.
•	Richard E. Wilson, President - Chief Executive Officer was named to the Board of Directors on July 27, 2010.

Key Items in Second Quarter Fiscal 2011.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2011 were:

•	Net sales decreased 5.5% to $118.2 million. Same-store sales decreased 7.2% compared to the prior year second quarter.
•	Gross margin percentage decreased to 31.8% of sales, compared to 33.9% in the prior year second quarter.
•	Net loss per share was $0.34 in the second quarter of fiscal 2011 compared to net earnings of $0.78 per share in the prior year second quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs and store transformation project costs (“Adjusted EBITDA”) for the second quarter 2011 was $1.7 million compared to the prior year second quarter of $8.8 million.

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 1, 2010 Compared to Thirteen Weeks Ended August 2, 2009

Net Sales

Net sales for the second quarter of fiscal 2011 decreased $6.9 million, or 5.5%, to $118.2 million compared to $125.0 million for the second quarter of fiscal 2010.  Same-store sales decreased 7.2% when compared with the prior year same quarter.  Company sales were negatively impacted by decreases in apparel, electronics and outdoor living, which were slightly offset by increases in the commodities categories of food and consumables.

Gross Margin

Gross margin for the second quarter of fiscal 2011 decreased $4.7 million, or 11.2%, to $37.6 million compared to $42.3 million in the second quarter of fiscal 2010.  Gross margin as a percentage of sales was 31.8% for the second quarter of fiscal 2011, which decreased when compared to 33.9% for the second quarter of fiscal 2010.   The decrease in the gross margin percentage was primarily due to lower margin as a result of product mix of $3.0 million and reduced vendor consideration of $505 offset by $1.3 million in lower markdowns.

SG&A

Selling, general and administrative (SG&A) expense increased $1.7 million or 4.9%, to $36.2 million in the second quarter of fiscal 2011 compared to $34.5 million in the second quarter of fiscal 2010.   As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2011 were 30.6%, compared to 27.6% for second quarter fiscal 2010.  The increase in SG&A expenses is attributable to increased insurance costs of $935, store level labor and benefits of $852 and executive severance of $344 offset by reduced store transformation project costs of $718, floor care services of $318, advertising expense of $132 and accounting fees of $131.  Excluding share-based compensation, preopening store costs and store transformation project costs (Adjusted SG&A expenses) were 30.4% and 26.8%, as percentage of net sales, for the second quarter fiscal 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $233, or 10.3%, to $2.5 million in the second quarter of fiscal 2011 compared to $2.3 million in the second quarter of fiscal 2010.

Interest Expense

Interest expense increased $200, or 38.4%, to $721 in the second quarter of fiscal 2011 compared to $521 in the second quarter of fiscal 2010.  The increase in interest expense is attributable to a higher interest rate charged with the restated credit agreement partially offset by the lower revolver balance.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2011 was 29.5% compared to 39.5% in the second quarter of fiscal 2010.  The effective tax rate has decreased as a result of lower projected taxable income for fiscal 2011.  Also contributing to the decrease were lower permanent book to tax differences.

Earnings (Loss) from Discontinued Operations

Earnings from discontinued operations, net of income tax expense, was $4 in the second quarter of fiscal 2011, compared to a loss of $14, net of income tax benefit, in the second quarter of fiscal 2010.

Twenty Six Weeks Ended August 1, 2010 Compared to Twenty Six Weeks Ended August 2, 2009

Net Sales

Net sales for the twenty-six week period of fiscal 2011 decreased $9.0 million, or 3.8%, to $231.2 million compared to $240.2 million for the twenty-six week period of fiscal 2010.  Same-store sales decreased 5.1% when compared with the prior year same twenty-six week period.  Company sales were impacted by decreases in apparel, electronics and hardlines products, which were slightly offset by increases in the commodities categories of food, pet supplies and health care.

Gross Margin

Gross margin for the twenty-six week period of fiscal 2011 decreased $8.0 million, or 9.9%, to $72.8 million compared to $80.8 million in the twenty-six week period of fiscal 2010.  Gross margin as a percentage of sales was 31.5% for the twenty-six week period of fiscal 2011, which decreased when compared to 33.6% for the twenty-six week period of fiscal 2010.   The decrease in the gross margin percentage was primarily due to lower margin as a result of product mix of $3.6 million and reduced vendor consideration of $1.0 million.  Reduced merchandise receipts of certain seasonal and apparel items during the first quarter of fiscal 2011 attributed to the decline in margin due to product mix.  The reduced merchandise receipts also resulted in lower vendor consideration.

SG&A

Selling, general and administrative (SG&A) expense increased $918 or 1.3%, to $71.0 million in the twenty-six week period of fiscal 2011 compared to $70.1 million in the twenty-six week period of fiscal 2010.   As a percentage of net sales, SG&A expenses for the twenty-six week period of fiscal 2011 were 30.7%, compared to 29.2% for twenty-six week period fiscal 2010.  The increase in SG&A expenses is attributable to increased insurance costs of $977, legal fees of $567, executive severance of $481 and advertising costs of $320 offset by reduced store transformation project costs of $2.1 million, reduced floor care services of $347 and accounting fees of $245.  Excluding share-based compensation, preopening store costs and store transformation project costs (Adjusted SG&A expenses) were 30.5% and 28.1%, as percentage of net sales, for the twenty-six week period fiscal 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $338, or 7.3%, to $5.0 million in the twenty-six week period of fiscal 2011 compared to $4.6 million in the twenty-six week period of fiscal 2010.

Interest Expense

Interest expense increased $338, or 32.0%, to $1.4 million in the twenty-six week period of fiscal 2011 compared to $1.1 million in the twenty-six week period of fiscal 2010.  The increase in interest expense is attributable to a higher interest rate charged with the restated credit agreement partially offset by the lower revolver balance.
Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the twenty-six week period of fiscal 2011 was 33.5% compared to 39.3% in the twenty-six week period of fiscal 2010.  The effective tax rate has decreased as a result of lower projected taxable income for fiscal 2011, which resulted in a lower federal statutory tax rate.  Also contributing to the decrease were lower permanent book to tax differences.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $137 in the twenty-six week period of fiscal 2011, compared to a loss of $29, net of income tax benefit, in the twenty-six week period of fiscal 2010.  Four Duckwall stores were closed during the twenty-six week period of fiscal year 2011 while one Duckwall store was closed during the same period of the previous fiscal year.

 Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation, review of performance and in comparing Company’s financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
SG&A Expenses Breakout	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Store support center (1)	$5,685	5,599	11,516	12,117
Distribution center	2,395	2,041	4,570	4,232
401K expense	102	86	125	196
Same-store SG&A	27,205	26,534	53,531	53,113
Non same-store SG&A (2)	704	(17)	1,083	3
Share-based compensation	119	262	200	446
SG&A as reported	36,210	34,505	71,025	70,107
Less:
Share-based compensation	(119)	(262)	(200)	(446)
Preopening store costs (2)	(183)	-	(382)	-
Store transformation project costs (1)	-	(718)	-	(2,096)
Adjusted SG&A	$35,908	33,525	70,443	67,565

Adjusted SG&A as % of sales	30.4%	26.8%	30.5%	28.1%

Sales per average selling square foot (3)	$25.97	27.70	$50.51	53.22

Gross Margin dollars per average selling square feet (3)	$8.26	9.38	$15.90	17.90

Adjusted SG&A per average selling square foot (3)	$7.89	7.43	$15.39	14.97

Adjusted EBITDA per average selling square foot (3)(4)	$0.37	1.95	$0.51	2.93

Average inventory per average selling square feet (3)(5)(6)	$25.84	28.91	$26.07	27.47

Average selling square feet (3)	4,550	4,513	4,577	4,513

Total stores operating beginning of period	255	258	258	258
Total stores operating end of period	257	257	257	257
Total stores less than twelve months old			4	3
Total non same-stores			4	3

Supplemental Data:
Same-store gross margin dollar change	(1.5)%	1.1%	(1.8)%	1.3%
Same-store SG&A dollar change	2.5%	(3.8)%	0.8%	(3.4)%
Same-store total customer count change	(4.7)%	(0.6)%	(3.9)%	2.4%
Same-store average sale per ticket change	(2.3)%	(2.3)%	(0.9)%	0.3%

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

Fiscal 2011 Compared to Fiscal 2010

Store support center expenses for fiscal 2011 decreased $601, or 5.0%.  The decrease was primarily due to reduced store transformation project costs of $2.1 million offset by increased legal expenses of $567, insurance expenses of $524 and executive severance of $481.

Same-store SG&A expenses increased $418, or 0.8%.  The increase was primarily due to increased labor and benefits of $667 offset by reduced floor care services of $301.

Non same-store SG&A expenses increased $1.1 million.  The Company has opened four stores since the first quarter of fiscal 2010.  The Company did not open any new stores in fiscal 2010 until the fourth quarter.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		For the Thirteen		Trailing Twelve	For the Thirteen		Trailing Twelve
		Week Periods Ended		Periods Ended	Week Periods Ended		Periods Ended
	Fiscal 2010	May 2, 2010	May 3, 2009	May 2, 2010	August 1, 2010	August 2, 2009	August 1, 2010
Net earnings (loss) from continuing operations (1)	$3,100	(1,788)	(36)	1,348	(1,301)	3,044	(2,997)
Plus:
Interest	2,149	674	537	2,286	721	521	2,486
Taxes (1)	2,174	(1,011)	(33)	1,196	(545)	1,985	(1,334)
Depreciation and amortization (1)	9,982	2,482	2,377	10,087	2,501	2,268	10,320
Share-based compensation	757	81	185	653	119	262	510
Preopening store costs (2)	128	199	-	327	183	-	510
Store transformation project costs	2,096	-	1,378	718	-	718	-
=Adjusted EBITDA (1)(3)(4)(5)	20,386	637	4,408	16,615	1,678	8,798	9,495

Cash	5,164	5,186	8,208	5,186	3,690	5,446	3,690
Debt	40,992	35,606	60,946	35,606	34,018	48,802	34,018
Debt, net of cash	$35,828	30,420	52,738	30,420	30,328	43,356	30,328

(1) These amounts will not agree with the fiscal year end 2010 or fiscal 2010 first quarter 10-Q filing due to the five stores the Company closed since the second quarter of fiscal 2010. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended August 1, 2010 the average open weeks for the Company's two non same-stores was 14 weeks.
(4) The Company implemented new initiatives for fiscal year 2010. The fiscal 2010 initiatives include, but are not limited to, reduced point-of-sale hardware lease expense, energy expense and accident reduction programs. These initiatives achieved approximately $1.4 million in SG&A savings for the twenty-six weeks of fiscal 2010 when compared to the prior year same period.

(5) The store transformation project completed in fiscal 2010 continues to provide SG&A savings in fiscal 2011. This initiative achieved approximately $458 in SG&A savings for the twenty-six weeks of fiscal 2011 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At August 1, 2010, working capital (defined as current assets less current liabilities) was $109.8 million compared to $123.2 million at August 2, 2009.  The decrease in working capital was primarily attributable to decreased inventory and increased accounts payable.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120 million of financing in the form of notes payable and letters of credit. The loan agreement expires in February 2014. The revolving loan note payable and letter of credit balance at August 1, 2010 was $37.9 million, resulting in an available line of credit at that date of $58.8 million based upon a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of September 9, 2010, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash provided by operating activities in the twenty-six weeks of fiscal 2011 and fiscal 2010 was $9.3 million and $4.8 million, respectively.  The increase in the amount of cash provided by operating activities in the twenty-six week period of fiscal 2011 compared to the same period of fiscal 2010 was primarily due to the $11.4 million increase in accounts payable offset by $6.2 million decrease in net earnings.  This increase in accounts payable is due to a significant effort by the Company of negotiating extended dating with its vendors.

Cash used in investing activities in the twenty-six weeks of fiscal 2011 and 2010 was $2.9 million and $3.1 million, respectively.

Cash used in financing activities in the twenty-six weeks of fiscal 2011 and 2010 was $7.9 million and $1.0 million, respectively.  Net borrowings on the revolving loan declined $5.2 million (including refinancing costs of $1.3 million) during the twenty-six week period ended August 1, 2010 compared to increasing $594 during the same period in the prior fiscal year.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2010. There have been no significant developments with respect to our contractual obligations since January 31, 2010.

The Company opened three new ALCO stores during the first half of fiscal 2011, and it was determined that these stores qualified as capital leases.  The Company has accounted for these stores as capital leased property and recorded $6.8 million in property under capital lease.

As of September 9, 2010, the Company has repurchased 25,534 shares of stock since March 23, 2006.  The average price paid was $15.16.  Since the fiscal year end January 31, 2010, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and twenty-six week periods of fiscal 2011 and 2010, respectively:

	For the Thirteen Week Periods Ended		For the Twenty-Six Week Periods Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Merchandise Category:
Consumables and commodities	40%	37%	41%	39%
Hardlines	30%	32%	29%	30%
Apparel and accessories	16%	17%	16%	16%
Home furnishings and décor	14%	14%	14%	15%

Total	100%	100%	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASU 2009-16, which updated ASC Topic 810, Accounting for Transfers of Financial Assets, which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

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

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an amendment to ASC Topic 820, “Fair Value Measurements and Disclosures.” This amendment requires an entity to: 1) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, 2) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements and 3) enhance disclosures of assets and liabilities subject to fair value measurements. The provisions of ASU No. 2010-06 are effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ("Topic 855"):  Amendments to Certain Recognition and Disclosure Requirements.”  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP.  ASU No. 2010-09 was effective upon issuance.  The adoption of this guidance did not impact the Company’s financial condition, results of operations or cash flows.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $349.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of August 1, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 1, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of September 9, 2010.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of May 2, 2010	25,534	$15.16	25,534	174,466

Second Quarter:
05/03/10 - 05/30/10	-	-	-	174,466
05/31/10 - 07/04/10	-	-	-	174,466
07/05/10 - 08/01/10	-	-	-	174,466
	-		-	174,466

As of August 1, 2010	25,534	$15.16	25,534	174,466

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
Vice President – Controller
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

10.13
Amended and Restated Credit Agreement, dated as of February 10, 2010, between the Company and Bank of America, N.A., and Wells Fargo Retail Finance, LLC is incorporated by reference to the Current Report on Form 10-Q of the Company dated June 10, 2010.

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Principal Financial Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated September 9, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Principal Financial Officer of Duckwall-ALCO Stores, Inc., dated September 9, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended August 1, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Richard E. Wilson	September 9, 2010
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon A. Ramsey	September 9, 2010
Jon A. Ramsey
Vice President – Controller
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	September 9, 2010
Raymond A.D. French
Director

/s/ Dennis E. Logue	September 9, 2010
Dennis E. Logue
Director

/s/ Lolan C. Mackey	September 9, 2010
Lolan C. Mackey
Director

/s/ Royce L. Winsten	September 9, 2010
Royce L. Winsten
Director - Chairman of Board