Form 10-Q/A
period 2010-08-01
DUCKWALL ALCO STORES INC
filed 2010-09-24
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Signature and Title	Date

/s/ Richard E. Wilson	September 24, 2010
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon A. Ramsey	September 24, 2010
Jon A. Ramsey
Vice President – Controller
(Principal Financial and Accounting Officer)

/s/ Raymond A.D. French	September 24, 2010
Raymond A.D. French
Director

/s/ Dennis E. Logue	September 24, 2010
Dennis E. Logue
Director

/s/ Lolan C. Mackey	September 24, 2010
Lolan C. Mackey
Director

/s/ Royce L. Winsten	September 24, 2010
Royce L. Winsten
Director - Chairman of Board