Form 10-Q
period 2010-10-31
DUCKWALL ALCO STORES INC
filed 2010-12-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,841,895 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of October 31, 2010.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)
Assets
	October 31, 2010	January 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$5,356	5,164
Receivables	5,376	7,437
Prepaid income taxes	3,996	594
Inventories	177,335	140,375
Prepaid expenses	3,727	3,517
Deferred income taxes	4,073	3,863
Assets held for sale	935	1,631
Total current assets	200,798	162,581

Property and equipment, at cost:
Land and land improvements	1,454	1,455
Buildings and building improvements	11,902	11,844
Furniture, fixtures and equipment	70,467	67,304
Transportation equipment	1,357	1,303
Leasehold improvements	16,073	14,855
Construction work in progress	2,632	1,744
Total property and equipment	103,885	98,505
Less accumulated depreciation	73,916	67,959
Net property and equipment	29,969	30,546

Property under capital leases	17,815	11,015
Less accumulated amortization	10,420	9,385
Net property under capital leases	7,395	1,630

Other non-current assets	1,096	51
Total assets	$239,258	194,808

Liabilities and Stockholders' Equity

Current liabilities:
Current maturities of long-term debt	$1,522	1,451
Current maturities of capital lease obligations	706	1,623
Accounts payable	46,011	23,076
Accrued salaries and commissions	4,942	4,122
Accrued taxes other than income	6,414	4,913
Self-insurance claim reserves	4,236	4,852
Other current liabilities	5,130	4,499
Total current liabilities	68,961	44,536

Long term debt, less current maturities	263	1,414
Notes payable under revolving loan agreement	54,865	35,159
Capital lease obligations, less current maturities	7,478	1,345
Deferred gain on leases	3,922	4,212
Deferred income taxes	858	694
Other noncurrent liabilities	1,791	1,715
Total liabilities	138,138	89,075

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding
3,841,895 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	39,955	39,313
Retained earnings	61,164	66,419
Total stockholders' equity	101,120	105,733
Total liabilities and stockholders' equity	$239,258	194,808
See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Thirteen Week		For the Thirty-Nine Week
	Periods Ended		Periods Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Net sales	$110,488	111,194	341,497	351,173
Cost of sales	75,530	75,635	233,850	234,921
Gross margin	34,958	35,559	107,647	116,252

Selling, general and administrative	35,428	34,709	106,373	104,740
Depreciation and amortization	2,588	2,328	7,571	6,972
Total operating expenses	38,016	37,037	113,944	111,712
Operating income (loss) from continuing operations	(3,058)	(1,478)	(6,297)	4,540

Interest expense, net	1,015	531	2,410	1,589

Earnings (loss) from continuing operations before income taxes	(4,073)	(2,009)	(8,707)	2,951

Income tax expense (benefit)	(2,105)	(606)	(3,656)	1,346

Earnings (loss) from continuing operations	(1,968)	(1,403)	(5,051)	1,605

Loss from discontinued operations, net of income tax benefit	(59)	(34)	(204)	(61)

Net earnings (loss)	$(2,027)	(1,437)	(5,255)	1,544

Earnings (loss) per share
Basic
Continuing operations	$(0.51)	(0.37)	(1.32)	0.42
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)

Net earnings (loss) per share	$(0.53)	(0.38)	(1.37)	0.41

Earnings (loss) per share
Diluted
Continuing operations	$(0.51)	(0.37)	(1.32)	0.41
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)

Net earnings (loss) per share	$(0.53)	(0.38)	(1.37)	0.40

See accompanying notes to unaudited consolidated financial statements.

Duckwall-ALCO Stores, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)
	For the Thirty-Nine Week
	Periods Ended
	October 31, 2010	November 1, 2009

Cash flows from operating activities:
Net earnings (loss)	$(5,255)	1,544

Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	7,571	6,929
Gain on sale of assets	(6)	(70)
Share-based compensation	268	601
Tax benefit of stock options exercised	13	-
Deferred income tax expense, net	(46)	422
Changes in:
Receivables	2,061	(856)
Prepaid income taxes	(3,402)	4,226
Inventories	(36,960)	(18,511)
Prepaid expenses	(210)	455
Accounts payable	22,935	7,057
Accrued salaries and commissions	820	(268)
Accrued taxes other than income	1,501	469
Self-insurance claim reserves	(616)	(222)
Other assets and liabilities	590	(565)
Net cash (used in) provided by operating activities	(10,736)	1,211

Cash flows from investing activities:
Proceeds from the sale of assets	842	73
Acquisition of property and equipment	(6,098)	(4,664)
Net cash used in investing activities	(5,256)	(4,591)

Cash flows from financing activities:
Net borrowings under revolving loan agreement	19,706	6,796
Revolving loan agreement financing costs	(1,300)	-
Proceeds from exercise of outstanding stock options	442	-
Principal payments under term loan	(1,080)	(1,013)
Principal payments under capital lease obligations	(1,584)	(1,444)
Net cash provided by financing activities	16,184	4,339

Net increase in cash and cash equivalents	192	959
Cash and cash equivalents at beginning of period	5,164	4,744

Cash and cash equivalents at end of period	$5,356	5,703

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,259	1,594
Income tax refunds, net of income taxes	(267)	(3,097)

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

Fiscal 2011 and 2010 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended October 31, 2010 and November 1, 2009 are referred to herein as the third quarter of fiscal 2011 and 2010, respectively.

The depreciation and amortization amount from the Consolidated Statements of Operations may not agree to the Consolidated Statements of Cash Flows due to the fact that a portion of the depreciation and amortization from the Consolidated Statements of Cash Flows is included in the loss from discontinued operations, net of income tax benefit line of the Consolidated Statements of Operations.  Certain amounts in prior periods have been reclassified to conform to current period presentation.

The Company opened three new ALCO stores during the thirty-nine weeks of fiscal 2011 that qualified as capital leases.  The Company has accounted for these leased stores as capital leased property and recorded $6.8 million in property under capital lease.

(2)           Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant intercompany transactions have been eliminated.

(3)           Share-Based Compensation

Effective with fiscal 2007, the Company began recognizing compensation for its share-based payments based on the fair value of the awards. Share-based payments consist of stock option grants. For the thirteen weeks ended October 31, 2010 and November 1, 2009, share-based compensation decreased pre-tax income by $68 and $155, respectively.  For the thirty-nine weeks ended October 31, 2010 and November 1, 2009 share-based compensation decreased pre-tax income by $268 and $601, respectively.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  At October 31, 2010, the Company had 199,220 shares authorized for future option grants.  The Company issues these grants from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  There are 78,957 shares remaining to be issued under this plan.

Under our Non-Qualified Stock Option Agreement with Lawrence J. Zigerelli as part of his starting employment with the Company on July 1, 2008, Mr. Zigerelli was granted the right to purchase 10,000 shares of the Company’s common stock.  According to the terms of the Agreement, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  The unvested portion of these options terminated during the first quarter of fiscal 2011 due to the separation of Mr. Zigerelli from the Company.  Mr. Zigerelli exercised the 2,500 shares vested under this Agreement on March 19, 2010. The Company issued these grants from the unissued shares authorized. There are no shares remaining to be issued under this Agreement.

The fair value of each option grant is separately estimated. The fair value of each option is amortized into share-based compensation on a straight-line basis over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.

The following summarizes information concerning stock option grants during fiscal 2011 and 2010:

	Fiscal 2010 Ended	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	January 31, 2010	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Stock options granted	45,000	45,000	10,000	145,000	45,000
Weighted average exercise price	$13.95	9.25	17.89	10.34	13.95
Weighted average grant date fair value	$5.47	5.60	7.86	6.12	5.95

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen and thirty-nine week periods ended October 31, 2010 and November 1, 2009, and a summary of the methodology applied to develop each assumption are as follows:

	Fiscal 2010 Ended	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	January 31, 2010	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Expected price volatility	48.9%	54.0%	50.2%	52.0%	51.3%
Risk-free interest rate	1.5%	0.8%	1.7%	1.3%	1.4%
Weighted average expected lives in years	4.8	4.3	4.8	4.6	4.3
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of October 31, 2010, total unrecognized share-based compensation related to non-vested stock options is $842 with a weighted average expense recognition period of 3.1 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $6 and $8 for the thirty-nine week periods ended October 31, 2010 and November 1, 2009, respectively.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for our federal income tax returns is open for 2007 through 2009.  We file in numerous state jurisdictions with varying statutes of limitation.  State returns are open from 2006 through 2009 or 2007 through 2009 depending on each state’s statute of limitations.

(5)           Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the issuance of the unaudited consolidated financial statements.

(6)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under the revolving loan agreement, fair value approximates the carrying value due to the variable interest rate. Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at October 31, 2010 approximates its carrying amount of $1.8 million.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(7)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss.

The average number of shares used in computing earnings per share was as follows:

Thirteen Weeks Ended	Basic	Diluted

October 31, 2010	3,840,796	3,840,796
November 1, 2009	3,797,947	3,797,947

Thirty-Nine Weeks Ended	Basic	Diluted

October 31, 2010	3,829,152	3,829,152
November 1, 2009	3,797,947	3,876,907

(8)           Store Closings and Discontinued Operations

The Company closed four Duckwall stores in the first quarter of fiscal 2011 and one more during the third quarter of fiscal 2011.  The Company closed one Duckwall store during the second quarter of fiscal 2010.  All prior period amounts for closed stores have been reclassified to discontinued operations.

(9)           New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-16, which updated Accounting Standards Codification ("ASC") Topic 810, "Accounting for Transfers of Financial Assets", which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The Company adopted this standard as of February 1, 2010.  The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, "Fair Value Measurements and Disclosures" (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update provides clarification of circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

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

Operations.

The Company is a regional broad line retailer operating in 23 states in the central United States.  The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks and fiscal year 2008 consisted of 53 weeks. For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

During fiscal 2011, the Company has elected to shift selected merchandise categories from promotional pricing to that of an everyday value strategy which has the effect of lowering permanent shelf pricing (less promotional markdowns).  In these selected categories under the current conventional retail method calculation, the cost of inventory is lower than under other retail inventory method approaches.

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

Recent Events.

•	The Company closed one Duckwall store during the third quarter of fiscal 2011. It was located in an underperforming market and was at the end of lease term.
•
On August 25, 2010, the Company became a member in Associated Wholesale Grocers, Inc (AWG).  AWG is a retailer-owned cooperative serving over 1,900 retail member stores with a merchandise assortment and extensive distribution network.

•	Terrence M. Babilla was elected to the Company's Board of Directors on September 2, 2010
•	The Company entered into a Nonqualified Stock Option Agreement with Mr. Babilla for 20,000 stock options on September 2, 2010
•	Wayne S. Peterson joined the Company on September 20, 2010 to become Senior Vice President - Chief Financial Officer
•	The Company entered into both an Employment Agreement and an Incentive Stock Option Agreement for 25,000 stock options with Mr. Peterson dated September 20, 2010
•
The Company announced November 29, 2010 that it would close 43 Duckwall stores.  The liquidation and closing of these stores will conclude during the fourth quarter of fiscal year 2011.  The Company expects to record expenses of approximately $1.8 million during the fourth quarter for closing costs attributable to severance, lease liability, inventory liquidation and other related costs. Upon conclusion of the closing process, the Company expects to redeploy approximately $4.0 million in capital to the ALCO stores.

Key Items in Third Quarter Fiscal 2011.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2011 were:

•	Net sales decreased 0.6% to $110.5 million. Same-store sales decreased 2.3% compared to the prior year third quarter.
•	Gross margin percentage decreased to 31.6% of sales, compared to 32.0% in the prior year third quarter.
•	Net loss per share was $0.53 in the third quarter of fiscal 2011 compared to net loss of $0.38 per share in the prior year third quarter.
•
The Company’s earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs and store transformation project costs (“Adjusted EBITDA”) for the third quarter 2011 was $471 compared to the prior year third quarter of $1.0 million.

RESULTS OF OPERATIONS
Thirteen Weeks Ended October 31, 2010 Compared to Thirteen Weeks Ended November 1, 2009

Net Sales

Net sales for the third quarter of fiscal 2011 decreased $0.7 million, or 0.6%, to $110.5 million compared to $111.2 million for the third quarter of fiscal 2010.  Same-store sales decreased 2.3% when compared with the prior year same quarter.  Company sales were negatively impacted by decreases in apparel, home decor and outdoor living, which were offset by increases in electronics and the commodities categories of food and consumables.

Gross Margin

Gross margin for the third quarter of fiscal 2011 decreased $601, or 1.7%, to $35.0 million compared to $35.6 million in the third quarter of fiscal 2010.  Gross margin as a percentage of sales was 31.6% for the third quarter of fiscal 2011, which decreased when compared to 32.0% for the third quarter of fiscal 2010.   The decrease in the gross margin percentage was primarily due to lower margin as a result of product mix of $2.6 million offset by $2.0 million in lower markdowns.

SG&A

Selling, general and administrative (SG&A) expense increased $719 or 2.1%, to $35.4 million in the third quarter of fiscal 2011 compared to $34.7 million in the third quarter of fiscal 2010.   As a percentage of net sales, SG&A expenses for the third quarter of fiscal 2011 were 32.1%, compared to 31.2% for third quarter fiscal 2010.  The increase in SG&A expenses is attributable to increased store level labor and benefits of $577, utilities of $152 and merchant services processing fees of $118 offset by reduced accounting fees of $189 and advertising expense of $138.  Excluding share-based compensation, preopening store costs and store transformation project costs (Adjusted SG&A expenses) were 31.2% and 31.1%, as percentage of net sales, for the third quarter fiscal 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $260, or 11.2%, to $2.6 million in the third quarter of fiscal 2011 compared to $2.3 million in the third quarter of fiscal 2010.

Interest Expense

Interest expense increased $484, or 91.1%, to $1.0 million in the third quarter of fiscal 2011 compared to $531 in the third quarter of fiscal 2010.  The increase in interest expense is attributable to a higher interest rate charged with the restated credit agreement and a higher revolver balance.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the third quarter of fiscal 2011 was 51.7% compared to 30.2% in the third quarter of fiscal 2010.  The effective tax rate has increased as a result of projected taxable loss for fiscal 2011.  Also contributing to the increase were federal income tax credits which increased cumulative income tax benefits.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $59 in the third quarter of fiscal 2011, compared to $34, net of income tax benefit, in the third quarter of fiscal 2010.   One Duckwall store was closed during the third quarter of fiscal 2011 while no stores were closed during the third quarter of fiscal 2010.

Thirty Nine Weeks Ended October 31, 2010 Compared to Thirteen Weeks Ended November 1, 2009

Net Sales

Net sales for the thirty-nine week period of fiscal 2011 decreased $9.7 million, or 2.8%, to $341.5 million compared to $351.2 million for the thirty-nine week period of fiscal 2010.  Same-store sales decreased 4.2% when compared with the prior year same thirty-nine week period.  Company sales were impacted by decreases in apparel, electronics and hardlines products, which were slightly offset by increases in the commodities categories of food, pet supplies and health care.

Gross Margin

Gross margin for the thirty-nine week period of fiscal 2011 decreased $8.6 million, or 7.4%, to $107.6 million compared to $116.3 million in the thirty-nine week period of fiscal 2010.  Gross margin as a percentage of sales was 31.5% for the thirty-nine week period of fiscal 2011, which decreased when compared to 33.1% for the thirty-nine week period of fiscal 2010.   The decrease in the gross margin percentage was primarily due to lower margin as a result of product mix of $6.2 million and reduced vendor consideration of $1.0 million offset by reduced markdowns of $1.9 million.  Reduced merchandise receipts of certain seasonal and apparel items during the first quarter of fiscal 2011 attributed to the decline in margin due to product mix.  The reduced merchandise receipts also resulted in lower vendor consideration.

SG&A

Selling, general and administrative (SG&A) expense increased $1.6 million or 1.6%, to $106.4 million in the thirty-nine week period of fiscal 2011 compared to $104.7 million in the thirty-nine week period of fiscal 2010.   As a percentage of net sales, SG&A expenses for the thirty-nine week period of fiscal 2011 were 31.1%, compared to 29.8% for thirty-nine week period fiscal 2010.  The increase in SG&A expenses is attributable to increased insurance costs of $1.3 million, store level labor and benefits of $880, executive and staff severance of $540, legal fees of $539, merchant services processing fees of $329, utilities of $213 and advertising costs of $183 offset by reduced store transformation project costs of $2.1 million and accounting fees of $478.  Excluding share-based compensation, preopening store costs and store transformation project costs (Adjusted SG&A expenses) were 30.4% and 29.1%, as percentage of net sales, for the thirty-nine week period fiscal 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $599, or 8.6%, to $7.6 million in the thirty-nine week period of fiscal 2011 compared to $7.0 million in the thirty-nine week period of fiscal 2010.

Interest Expense

Interest expense increased $821, or 51.7%, to $2.4 million in the thirty-nine week period of fiscal 2011 compared to $1.6 million in the thirty-nine week period of fiscal 2010.  The increase in interest expense is attributable to a higher interest rate charged with the restated credit agreement and higher revolver balance.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the thirty-nine week period of fiscal 2011 was 42.0% compared to 45.6% in the thirty-nine week period of fiscal 2010.   The effective tax rate decreased as a result of large decreases in discrete items, primarily related to the true-ups from the fiscal year 2010 income tax returns offset by the effects of a projected taxable loss for fiscal 2011.

Loss from Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $204 in the thirty-nine week period of fiscal 2011, compared to a loss of $61, net of income tax benefit, in the thirty-nine week period of fiscal 2010.  Five Duckwall stores were closed during the thirty-nine week period of fiscal year 2011 while one Duckwall store was closed during the same period of the previous fiscal year.

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

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
SG&A Expenses Breakout	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Store support center (1)	$5,341	5,397	16,857	17,515
Distribution center (2)	2,534	2,258	7,104	6,490
401K expense	100	101	225	297
Same-store SG&A (3)	26,938	26,797	80,403	79,833
Non same-store SG&A (3)(4)	447	1	1,516	4
Share-based compensation	68	155	268	601
SG&A as reported	35,428	34,709	106,373	104,740
Less:
Share-based compensation	(68)	(155)	(268)	(601)
Preopening store costs (4)	(110)	(2)	(492)	(2)
Store re-set costs (3)	(494)	-	(895)	-
Private label implementation costs (2)	(210)	-	(210)	-
Executive and staff severance (1)	(59)	-	(540)	-
Store transformation project costs (1)	-	-	-	(2,096)
Adjusted SG&A	$34,487	34,552	103,968	102,041

Adjusted SG&A as % of sales	31.2%	31.1%	30.4%	29.1%

Sales per average selling square foot (5)	$24.06	24.41	$74.51	77.95

Gross Margin dollars per average selling square feet (5)	$7.61	7.80	$23.49	25.81

Adjusted SG&A per average selling square foot (5)	$7.51	7.58	$22.69	22.65

Adjusted EBITDA per average selling square foot (5)(6)	$0.10	0.22	$0.80	3.16

Average inventory per average selling square feet (5)(7)(8)	$28.76	28.52	$29.24	28.68

Average selling square feet (5)	4,593	4,556	4,583	4,505

Total stores operating beginning of period	257	257	258	258
Total stores operating end of period	257	257	257	257
Total stores less than twelve months old			5	0
Total non same-stores			5	1

Supplemental Data:
Same-store gross margin dollar change	(0.3)%	0.8%	(1.3)%	1.1%
Same-store SG&A dollar change	0.5%	(0.6)%	0.7%	(0.5)%
Same-store total customer count change	(2.8)%	(0.6)%	(3.5)%	1.4%
Same-store average sale per ticket change	0.4%	(2.4)%	(0.5)%	(0.6)%

(1) Store support center includes executive and staff severance costs for fiscal 2011 and store transformation project costs for first and second quarters of fiscal 2010
(2) Warehouse includes implementation costs associated with expanded private label and consolidated shipping programs
(3) Store SG&A includes additional labor and supplies to re-set store fixtures and merchandise layout for new strategy
(4) Non same-stores are those stores opened in fiscal 2011 and 2010 which have not reached their fourteenth period of operation
(5) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(6) Adjusted EBITDA per selling square foot is calculated as Adjusted EBITDA divided by selling square feet
(7) Average store level merchandise inventory for fiscal 2011 and 2010 is calculated as beginning inventory plus ending inventory divided by 2
(8) Excludes inventory for unopened stores

Fiscal 2011 Compared to Fiscal 2010

Store support center expenses for fiscal 2011 decreased $657, or 3.8%.  The decrease was primarily due to reduced store transformation project costs of $2.1 million and reduced accounting fees of $478 offset by increased insurance costs of $747, executive and staff severance of $540 and legal expenses of $539.

Same-store SG&A expenses increased $569, or 0.7%.  The increase was primarily due to increased labor and benefits of $494, merchant services processing fees of $274, utilities of $125 and supplies of $108 offset by reduced floor care services of $446.

Non same-store SG&A expenses increased $1.5 million.  The Company has opened five stores since the first quarter of fiscal 2010.  The Company opened its only new store in fiscal 2010 during the fourth quarter.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		For the Twenty-Six		Trailing Twelve	For the Thirteen		Trailing Twelve
		Week Periods Ended		Periods Ended	Week Periods Ended		Periods Ended
	Fiscal 2010	August 1, 2010	August 2, 2009	August 1, 2010	October 31, 2010	November 1, 2009	October 31, 2010
Net earnings (loss) from continuing operations (1)	$3,111	(3,083)	3,008	(2,980)	(1,968)	(1,403)	(3,545)
Plus:
Interest	2,149	1,395	1,058	2,486	1,015	531	2,970
Taxes (1)	2,181	(1,551)	1,952	(1,322)	(2,105)	(606)	(2,821)
Depreciation and amortization (1)	9,982	4,983	4,645	10,320	2,588	2,328	10,580
Share-based compensation	757	200	447	510	68	155	423
Preopening store costs (2)	128	382	-	510	110	2	618
Store re-set costs	-	401	-	401	494	-	895
Private label implementation costs	-	-	-	-	210	-	210
Executive and staff severance	-	481	-	481	59	-	540
Store transformation project costs	2,096	-	2,096	-	-	-	-
=Adjusted EBITDA (1)(3)(4)(5)	20,404	3,208	13,206	10,406	471	1,007	9,870

Cash	5,164	3,690	5,446	3,690	5,356	5,703	5,356
Debt	40,992	34,018	48,802	34,018	64,834	54,180	64,834
Debt, net of cash	$35,828	30,328	43,356	30,328	59,478	48,477	59,478

(1) These amounts will not agree with the fiscal year end 2010 or fiscal 2010 second quarter 10-Q filing due to the five stores the Company closed since the second quarter of fiscal 2010. These stores are now shown in discontinued operations.

(2) These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3) For the trailing twelve periods ended October 31, 2010 the average open weeks for the Company's five non same-stores was 22 weeks.
(4) The Company implemented new initiatives for fiscal year 2010. The fiscal 2010 initiatives are designed to better control costs and include, but are not limited to, programs to reduce point-of-sale hardware lease and energy expense, as well as accident reduction programs. These initiatives achieved approximately $2.0 million in SG&A savings for the thirty-nine weeks of fiscal 2010 when compared to the prior year same period.

(5) The store transformation project completed in fiscal 2010 continues to provide SG&A savings in fiscal 2011. This initiative achieved approximately $458 in SG&A savings for the thirty-nine weeks of fiscal 2011 when compared to the prior year same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At October 31, 2010, working capital (defined as current assets less current liabilities) was $131.8 million compared to $125.9 million at November 1, 2009.  The increase in working capital was primarily attributable to increased inventory offset by increased accounts payable.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120 million of financing in the form of notes payable and letters of credit. The loan agreement expires in February 2014. The revolving loan note payable and letter of credit balance at October 31, 2010 was $63.1 million, resulting in an available line of credit at that date of $56.9 million based upon a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $77.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of December 9, 2010, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash (used in) provided by operating activities in the thirty-nine weeks of fiscal 2011 and fiscal 2010 was $(10.7) million and $1.2 million, respectively.  The decrease in the amount of cash provided by operating activities in the thirty-nine week period of fiscal 2011 compared to the same period of fiscal 2010 was primarily due to the $18.4 million increase in inventory, $7.6 million increase in prepaid income taxes and $6.8 million decrease in net earnings offset by an increase in accounts payable of $15.9 million.  Inventory has increased $12.2 million when compared to the third quarter of fiscal 2010.   The Company received $3.1 million in income tax refunds during the thirty-nine weeks of fiscal 2010 compared to $267 for the same period of fiscal 2011.This increase in accounts payable is due to a significant effort by the Company of negotiating extended dating with its vendors.

Cash used in investing activities in the thirty-nine weeks of fiscal 2011 and 2010 was $5.3 million and $4.6 million, respectively.  The increase is primarily due to $1.3 million spent on new stores for the thirty-nine weeks of fiscal 2011 when compared to $295 for the same period of fiscal 2010.

Cash provided by financing activities in the thirty-nine weeks of fiscal 2011 and 2010 was $16.2 million and $4.3 million, respectively.  Net borrowings on the revolving loan increased $19.7 million (including refinancing costs of $1.3 million) during the thirty-nine week period ended October 31, 2010 compared to increasing $6.8 million during the same period in the prior fiscal year.  The revolving loan balance has increased $7.4 million when compared to the third quarter of fiscal 2010.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2010. There have been no significant developments with respect to our contractual obligations since January 31, 2010.

The Company opened three new ALCO stores during the thirty-nine weeks of fiscal 2011that qualified as capital leases.  The Company has accounted for these leased stores as capital leased property and recorded $6.8 million in property under capital lease.

As of December 9, 2010, the Company has repurchased 25,534 shares of stock since March 23, 2006.  The average price paid was $15.16.  Since the fiscal year end January 31, 2010, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the thirteen and thirty-nine week periods of fiscal 2011 and 2010, respectively:

	For the Thirteen Week Periods Ended		For the Thirty-Nine Week Periods Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Merchandise Category:
Consumables and commodities	44%	43%	42%	40%
Hardlines	25%	24%	28%	28%
Apparel and accessories	17%	18%	16%	17%
Home furnishings and décor	14%	15%	14%	15%

Total	100%	100%	100%	100%

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASU 2009-16, which updated ASC Topic 810, "Accounting for Transfers of Financial Assets", which amends the derecognition guidance in former FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an amendment to a previously issued standard regarding consolidation of variable interest entities. This amendment was intended to improve financial reporting by enterprises involved with variable interest entities. Overall, the amendment revises the test for determining the primary beneficiary of a variable interest entity from a primarily quantitative analysis to a qualitative analysis. The provisions of the amendment are effective as of the beginning of the entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company adopted this standard as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position, results of operations and cash flows.

In August 2009, FASB issued ASU No. 2009-05 which amends ASC Topic 820, "Fair Value Measurements and Disclosures" (“Topic 820”), to provide guidance on the fair value measurement of liabilities. This update provides clarification of circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in Topic 820 such as the income and market approach to valuation. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The Company adopted this ASU as of February 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

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

As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources", the Company has a variable interest rate debt facility that is subject to interest rate risk.  The Company uses this facility to meet the short-term needs of its capital improvements and inventory purchases and other operating activities.  These obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense also decreases. Based on the Company’s current borrowings under its revolving credit facility, if interest rates were to increase 100 basis points on an annual basis interest expense would increase $346.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of October 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of December 9, 2010.  On August 13, 2008, the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

			Total Number	Maximum Number
			of Shares	of Shares
	Total Number Of		Purchased as Part	that May Yet
	Shares	Average Price Paid	of Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
As of August 1, 2010	25,534	$15.16	25,534	174,466

Third Quarter:
08/02/10 - 08/29/10	-	-	-	174,466
08/30/10 - 10/03/10	-	-	-	174,466
10/04/10 - 10/31/10	-	-	-	174,466
	-		-	174,466

As of October 31, 2010	25,534	$15.16	25,534	174,466

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

DUCKWALL-ALCO STORES, INC.

(Registrant)

/s/ Wayne S. Peterson
Wayne S. Peterson
Senior Vice President – Chief Financial Officer
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

3.2
Amended and Restated Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and incorporated herein by reference).

3.3	Amendment to Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 99.1 to Form 8-K on April 20, 2010 and incorporated herein by reference).

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

10.9
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Lawrence J. Zigerelli is incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company dated June 3, 2009.

10.10
Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Jane F. Gilmartin is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated June 3, 2009.

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

10.15
Resignation of Director is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company dated March 2, 2010.  On March 2, 2010 James V. Worth resigned from the Board of Directors

10.16
Separation Agreement and Release, dated as of March 17, 2010, between the Company and Lawrence J. Zigerelli, is incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of the Company dated March 16, 2010.

10.17
Separation Agreement and Release, dated as of May 13, 2010, between the Company and Jane F. Gilmartin, is incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company dated May 13, 2010.

10.18
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements is incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company dated September 2, 2010.  On September 2, 2010, Terence M. Babilla, was elected to the Board of Directors.

10.19
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of the Company dated September 20, 2010.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Principal Financial Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2010, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated December 9, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Principal Financial Officer of Duckwall-ALCO Stores, Inc., dated December 9, 2010, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signature and Title	Date

/s/ Richard E. Wilson	December 9, 2010
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	December 9, 2010
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	December 9, 2010
Terrence M. Babilla
Director

/s/ Raymond A.D. French	December 9, 2010
Raymond A.D. French
Director

/s/ Dennis E. Logue	December 9, 2010
Dennis E. Logue
Director

/s/ Lolan C. Mackey	December 9, 2010
Lolan C. Mackey
Director

/s/ Royce L. Winsten	December 9, 2010
Royce L. Winsten
Director - Chairman of Board