Form 10-K
period 2011-01-30
DUCKWALL ALCO STORES INC
filed 2011-04-15
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2011

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 3,839,395 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant is $54,135,470 on August 1, 2010, based on a closing sale price of $14.10.  As of April 14, 2011, there were 3,841,895 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part I and III hereof.

DUCKWALL-ALCO FISCAL 2011 FORM 10-K

PART I

ITEM 1.	BUSINESS

History

Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to broad line retailing when it opened its first ALCO store. The Company’s overall business strategy involves identifying and opening ALCO stores in towns that will provide the Company with the highest return on investment.  As of January 30, 2011, the Company operates 214 ALCO stores located in the central United States.

On November 29, 2010, the Company issued a press release announcing that it would close 44 Duckwall stores and deploy the capital to higher return ALCO stores.  All but one of the Duckwall stores were permanently closed during Fiscal 2011, one reopened as an ALCO store, and all but one lease related to the closed stores were terminated during Fiscal 2011.  The 44 Duckwall stores accounted for only 3.9% of the Company’s sales.

The Company has met the requisite standard of a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) for some time.  The Company has determined to file as a smaller reporting company under the Exchange Act’s smaller reporting company rules beginning with the filing of this Form 10-K.

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 214 stores in 23 states. The Company’s strategy is to target smaller markets not served by other regional or national broad line retail chains and to provide the most convenient access to retail shopping within each market. The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.

Of the Company’s 214 ALCO stores, more than 70% operate in primary markets that do not have another broad line retailer.  The current ALCO store averages approximately 21,000 square feet of selling space. The Company’s store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,000 square feet of selling space. All of the Company’s stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

For fiscal years 2011 and 2010, the percentage of sales by product category were as follows:

	2011	2010
Merchandise Category:
Consumables and commodities	36%	34%
Hardlines	33%	33%
Apparel and accessories	16%	17%
Home furnishings and décor	15%	16%
Total	100%	100%

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

Market Selection:  The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center.  Markets that are determined to be sizable enough to support an ALCO and that have no direct competition from another broad line retailer are examined closely and eventually selected or passed over by the Company’s experienced management team.

Store Expansion:  The Company’s expansion program is designed primarily around the prototype Class 21 Store.  This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations.  The 21,000 square feet of selling space is large enough to permit a full line of the Company’s merchandise, while minimizing capital expenditures, labor costs and general overhead costs.  The Company will also consider opportunities in acceptable markets to open ALCO stores in available space in buildings already constructed.

Advertising and Promotion:  The Company utilizes full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2011, these circulars were distributed 47 times in ALCO markets.  The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family.  During fiscal 2012, the Company will distribute approximately 49 circulars in ALCO markets.

Store Environment:  The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures.  The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

The Company expects to open no less than three ALCO stores during fiscal year 2012. During fiscal 2011, the Company opened five additional ALCO store(s) and converted one Duckwall store to an ALCO store.  One ALCO store was closed and 49 Duckwall stores were closed, resulting in a year-end total of 214 stores.  The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies and through new store openings in the Company’s targeted base of under-served markets in the central United States.  The following table summarizes the Company’s store development during the past two fiscal years:

	2011		2010
	ALCO	Duckwall	ALCO	Duckwall
Stores Opened	6	0	1	—
Stores Closed	1	49	—	1
Net New Stores	5	(49)	1	(1)

As of January 30, 2011, the Company owned three ALCO locations and one Duckwall location, and leased 211 ALCO locations and one Duckwall location.  A sale agreement for the owned Duckwall location was signed prior to January 30, 2011 and subsequently finalized in February 2011. The Company’s present intention is to lease all new stores; however, the Company may own some of the ALCO locations.  The investment to open a new prototype ALCO store that is leased is approximately $1.0 million for the equipment and inventory.

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

Purchasing

Procurement and merchandising of products is directed by the President and performed by a team of merchandise buyers.  Buyers are assisted by a management information system that provides them with current price, volume information and on-hand quantities by SKU (stock keeping unit), thus allowing them to react quickly with buying and pricing adjustments dictated by customer buying patterns.

The Company purchases its merchandise from more than 1,500 suppliers.  The Company generally does not utilize long-term supply contracts. No individual supplier accounted for 5% of the Company’s total purchases in fiscal 2011 and competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good and that the loss of any one or more of its suppliers would not have a material adverse effect on the Company.

On November 29, 2010, the Company announced a new partnership with Associated Wholesale Grocers (“AWG”), whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.  Through an extensive distribution network and eight distribution centers, AWG and its subsidiaries deliver to over 2,500 retail outlets in 24 states.

Pricing

The Company’s pricing strategy, with its promotional activities, is designed to bring consistent value to the customer.  In fiscal 2012, promotions on various items will be offered approximately 49 times through advertising circulars.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services all stores. The distribution center is responsible for distributing approximately 80% of the Company’s merchandise, with the balance being delivered directly to the Company’s stores by its vendors. The distribution center maintains an integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.  The Company’s partnership with AWG allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas and increased the frequency of “cross-dock” opportunities; the practice of unloading inbound materials directly into outbound trucks destined for delivery to ALCO stores.

Management Information Systems

The Company has made a significant investment in the purchase and implementation of industry standard technology with the intent to lower costs, improve customer service, improve associate productivity, provide necessary controls and enhance general business planning and execution. In general, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company’s ALCO stores have POS computer terminals that capture sales information and transmit to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

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

Financial Information About Segments

The Company derives 100% of its revenue through the sale of merchandise in the United States. See Item 8. Financial Statements & Supplemental Data, Note 12, for more information.

Store Locations

As of January 30, 2011, the Company operated 214 ALCO stores in 23 states located in smaller communities in the central United States. The ALCO stores average approximately 21,000 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration.  The Company did also operate 49 Duckwall stores in 9 states during Fiscal 2011.  However, all but one of the Duckwall stores were permanently closed during Fiscal 2011; one reopened as an ALCO store.  The current geographic distribution of the Company’s stores is as follows:

ALCO Stores

Arizona	8
Arkansas	4
Colorado	13
Florida	1
Georgia	3
Idaho	5
Illinois	10
Indiana	14
Iowa	10
Kansas	26
Minnesota	12
Missouri	7
Montana	1
Nebraska	15
New Mexico	8
North Dakota	11
Ohio	4
Oklahoma	9
South Dakota	11
Texas	31
Utah	7
Wisconsin	1
Wyoming	3

Competition

While the broad line retail business in general is highly competitive, the Company’s business strategy is to locate its ALCO stores in smaller markets where there is no direct competition with larger national or regional broad line retail chains, and where it is believed no such competition is likely to develop.  Accordingly, the Company’s primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at value prices in trade areas with population of less than 16,000 that do not have a large national or regional broad line retail store.  The Company believes that trade area size is a significant deterrent to larger national and regional broad line retail chains.

                In the broad line retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing.  The Company encounters direct competition with national broad line retail stores in approximately 23% of its ALCO markets, and another 6% of the ALCO stores are in direct competition with regional broad line retail stores.  The competing national broad line retailers are generally larger than the Company and the stores of such competitors in the Company’s markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise.  Where there are no national or regional broad line retail stores directly competing with the Company’s ALCO stores, the Company’s customers nevertheless shop at broad line retail stores and other retailers located in regional trade centers, and to that extent the Company competes with such broad line stores and retailers.  The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.  In the 114 markets in which the Company operates a Class 18 Store, approximately 18,000 square feet, only 14 markets have direct competition from a national or regional broad line retailer.  The Company competes with dollar stores in approximately 85 percent of its markets.

Employees

As of January 30, 2011, the Company employed approximately 3,460 people. Of these employees, approximately 360 were employed in the store support center and distribution center in Abilene, Kansas, and 3,100 in the store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. The Company offers a broad range of Company-paid benefits to our employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on the employees’ full-time or part-time status and/or length of service. There is no collective bargaining agreement for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

Seasonality

The Company, like that of most retailers, is subject to seasonal influences. The Company’s highest sales levels occur in the fourth quarter of its fiscal year, which includes the Christmas holiday selling season. For more information on seasonality, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Seasonality and Quarterly Results.”

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

Charters of the Company’s Board of Directors’ Audit Committee and Compensation Committee; and Code of Business Conduct and Ethics for Directors and Senior Officers as well as for Associates have also been posted on our website, under the caption “Investors - Corporate Governance.”

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

All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy.  A slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. In addition, a significant portion of our total sales is derived from stores located in these states: Kansas, Texas and Nebraska, resulting in further dependence on local economic conditions in these states.  Deterioration in macroeconomic conditions and consumer confidence in the United States, particularly in Kansas, Texas or Nebraska, could negatively affect our business in many ways, including slowing sales growth or reduction in overall sales, and reducing gross margins.

We are vulnerable to cost increases, inflation and energy prices.

Future increases in our costs, such as the cost of merchandise, shipping rates, and freight and fuel costs, may reduce our profitability. These cost changes may be the result of inflationary pressures or changes in foreign currency values versus the US dollar; especially with respect to countries whom produce the products we procure.  A decline in the value of the US dollar, versus currencies of the countries that produce the product, will increase our cost of goods and may reduce our sales or profitability.  Increases in other operating costs, including changes in energy prices, wage rates and utility costs, may increase our costs of goods or operating expenses and reduce our profitability. For example, increases in the cost of diesel fuel may result in an increase in transportation costs, which may increase our overall operating costs and possibly lower profitability.

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

The growth in the Company’s sales and operating income depends to a substantial degree on its expansion program.  This expansion strategy is dependent upon the Company’s ability to open and operate new stores effectively, efficiently and on a profitable basis.  The Company prefers to locate its ALCO stores in smaller retail markets where no competing broad line retail store is located within the primary trade area.  The Company’s ability to open new stores timely and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.

If we are unable to access the capital markets or obtain bank credit, our growth plans, liquidity and results of operations could suffer.

Disruptions in the capital and credit markets, as have been experienced since fiscal 2008, could adversely affect the ability of lenders to meet their commitments.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests within a short period of time.

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

Our business is subject to a wide array of laws and regulations.  Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal 2011) could increase our expenses and adversely affect our operations.  Examples of possible legislative changes impacting our relationship with our workforce include changes to minimum wage requirements and health care mandates.  In addition, certain aspects of our business, such as credit card operations, are more heavily regulated than other areas.  Changes in the regulatory environment regarding topics such as banking and consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including governmental enforcement action and class action civil litigation, which could adversely affect our results of operations.

A failure to design, implement or maintain an adequate system of internal controls could adversely affect our ability to manage our business or detect fraud.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).  Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The Company continues to refine and test its internal control over financial reporting processes.

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

We are dependent on key personnel.

The development of the Company’s business is largely dependent on the efforts of its current management team headed by Richard E. Wilson and three other executive officers.  The loss of the services of one or more of these officers could have a material adverse effect on the Company.

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

Our future growth is dependent, in part, on our ability to build new stores and expand and remodel existing stores in a manner that achieves appropriate returns on our capital investment.  We compete with other retailers and businesses for suitable locations for our stores.  In addition, for many sites we are dependent on a third party developer’s ability to acquire land, obtain financing and secure the necessary zoning changes and permits for a larger project, of which our store may be one component.  Turmoil in the financial markets has made it difficult for third party developers to obtain financing for new projects.  Local land use and other regulations applicable to the types of stores we desire to construct may affect our ability to find suitable locations and also influence the cost of constructing, expanding and remodeling our stores.

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

Weather conditions may have a significant impact on our financial condition.

Weather conditions have impacted our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  In past years, we have experienced severe weather conditions, including snow and ice storms, flood and wind damage, tornadoes and droughts in some states. Weather conditions also directly affect the demand for seasonal products, particularly during the winter season. Therefore, the weather can have a material effect on our financial condition and results of operations.

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

Three of the ALCO stores operate in buildings owned by the Company.  The remainder of the stores operate in properties leased by the Company.  As of January 30, 2011, such ALCO leases account for approximately 4,300,000 square feet of leased sales floor space, which expire as follows: approximately 490,000 square feet (11.3%) expire between January 31, 2011 and January 29, 2012; approximately 735,000 square feet (17.0%) expire between January 30, 2012 and February 3, 2013 and approximately 630,000 square feet 14.5% expire between February 4, 2013 and February 2, 2014.  The remainder of the leases expire through 2031.  All but one of the Duckwall store leases have been terminated by January 30, 2011.  The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”.  The following table sets forth the range of high and low bid information for the Company’s Common Stock for each quarter of fiscal years 2011 and 2010.

Fiscal 2011	High	Low
First quarter	$16.93	$12.24
Second quarter	$17.98	$13.99
Third quarter	$15.77	$12.35
Fourth quarter	$14.81	$10.61

Fiscal 2010	High	Low
First quarter	$11.34	$7.77
Second quarter	$19.14	$11.35
Third quarter	$18.21	$15.89
Fourth quarter	$17.60	$11.85

As of April 14, 2011, there were approximately 1,200 holders of record of the Common Stock of the Company.  The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Security Agreement, dated as of February 10, 2010, between the Company and Bank of America allow for the payment of dividends unless certain loan covenants are triggered, which did not occur in fiscal 2011 and are not expected to occur during fiscal 2012.

Company Repurchases of Common Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
First quarter	—	—	—
Second quarter	—	—	—
Third quarter	—	—	—

Fourth quarter:
Month 1	—	—	—
Month 2	—	—	—
Month 3	—	—	—
	—		—

As of January 30, 2011	25,534	$15.16	25,534	174,466

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any equity securities during fiscal 2011 that were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our Annual Meeting of Stockholders on or about June 2, 2011, which information is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Economic conditions:  The economic slowdown we have experienced and continue to experience has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.

Operations.  The Company is a regional broad line retailer operating in 23 states.

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2011 and 2010 consisted of 52 weeks.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2011, these circulars were distributed 47 times in ALCO markets.  During fiscal 2012, the Company will distribute approximately 49 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.0% of net sales in both fiscal years 2011 and 2010.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Recent Events.

•                  On November 29, 2010, the Company issued a press release announcing that it would close 44 Duckwall stores and deploy the capital to higher return ALCO stores.  All but one of the Duckwall stores were permanently closed during fiscal 2011; one reopened as an ALCO store.

•                  On November 29, 2010, the Company announced a new partnership with Associated Wholesale Grocers (“AWG”), whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.

•                  Raymond A.D. French, Director, resigned from the Company’s Board of Directors on December 27, 2010. The Company’s Board of Directors did not replace Mr. French on the Board of Directors.

•                  During the fourth quarter of fiscal 2011, the Company changed its method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) to better reflect the results of our operations.  This change is discussed in Note 1 to the financial statements.

•                  On January 3, 2011, the Board of Directors determined by unanimous vote to change the Company’s Governance Committee to the Company’s Nominating and Governance Committee. The Nominating and Governance Committee is responsible for, among other items, the nomination of directors for election at annual stockholder meetings. The Nominating and Governance Committee is comprised of all independent directors in compliance with all applicable Listing Rules of the NASDAQ Stock Market. Previously, director nominees were selected by the Board of Directors as a whole and there was not a separate nominating committee. This change in the director nomination process is due to the fact that

Richard E. Wilson, who is not an independent director, was elected to the Board of Directors during Fiscal 2011, on July 23, 2010. Therefore, the Board of Directors could no longer operate as a nominating committee as a whole since the Board of Directors is no longer made up entirely of independent directors.

Key Financial Items in Fiscal 2011.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during fiscal 2011 were:

•                  Net sales decreased 0.6% to $465.2 million.  Same-store sales decreased 2.4%, excluding the Company’s two fuel centers, compared to the prior year.

•                  Gross margin decreased to 30.7% of sales, compared to 32.3% in the prior year.

•                  Selling, general and administrative (SG&A) expenses were 29.1% of sales, compared to 28.9% in the prior year.  Excluding current year executive and staff severance, prior year store transformation project expenses, preopening costs and share-based compensation, fiscal 2011 and fiscal 2010 SG&A expenses, as a percent of sales, were 28.8% and 28.3%, respectively.

•                  Net loss per diluted share was $1.20, compared to net earnings of $0.72 per diluted share in the prior year.

•                  Return on average equity was (4.4%), compared to 2.6% in the prior year.

Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns.  Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales. Operating income (loss) from continuing operations was negatively impacted primarily by decreased sales and margin of $2.8 million and $8.3 million, respectively, as well as increased labor and benefits of $3.1 million and credit card processing fees of $0.5 million.  Operating income (loss) from continuing operations was positively impacted by decreased consulting and inventory review initiative expense of $3.5 million, decreased services and market research of $0.7 million, and a decrease of asset impairment charges of $0.5 million.

Selling, general and administrative expenses are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

Earnings (loss) per share (“EPS”) is an indicator of the returns generated for the Company’s stockholders.  EPS from continuing operations was ($0.93) per diluted share for fiscal 2011, compared to $0.56 per diluted share for the prior fiscal year.

Return on average equity (“ROE”) is a measure of how much income (loss) was produced on the average equity of the Company.  ROE was (4.4%) in fiscal 2011, compared to 2.6% for the prior fiscal year.

Results of Operations.  The following table sets forth, for the fiscal years indicated, the components of the Company’s  statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	52 Weeks	52 Weeks
	January 30, 2011	January 31, 2010
Net sales	100.0%	100.0%
Cost of sales	69.3	67.7
Gross margin	30.7	32.3
Selling, general and administrative	29.1	28.9
Depreciation and amortization	2.2	2.1
Total operating expenses	31.3	31.0
Operating income (loss) from continuing operations	(0.6)	1.3
Interest expense	0.7	0.4
Earnings (loss) from continuing operations before income taxes	(1.3)	0.9
Income tax expense (benefit)	(0.1)	0.4
Earnings (loss) from continuing operations	(1.2)	0.5
Earnings (loss) from discontinued operations, net of income tax benefits	(0.2)	0.1
Net earnings (loss)	(1.0)%	0.6%

Critical Accounting Policies

Our analysis of operations and financial condition is based on our financial statements, prepared in accordance with U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities.  In the Notes to Financial Statements, we describe our significant accounting policies used in preparing the financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.  The following items in our financial statements require significant estimation or judgment:

Inventory:  During the fourth quarter of fiscal 2011, the Company changed its method of accounting for inventory from last-in, first-out (LIFO)to first-in, first-out (FIFO) to better reflect the results of our operations.  This change is discussed in Note 1 to the financial statements.

As discussed in Note 1 to the Financial Statements, Inventories are stated at the lower of cost or net realizable value.  Merchandise inventories in our stores are valued by the retail method.  The retail method is widely used in the retail industry due to its practicality.  Under the retail method, values are converted to cost by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments.  As a result, the retail method results in an averaging of inventory costs across similar items within a department.  The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis.  Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns.  Use of the retail method does not eliminate the use of management judgment and estimates, including estimates for such items as markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins.  The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established and believes that the use of the retail method will result in valuing inventories at lower of cost (using the first-in first out method) or market if markdowns are currently taken as a reduction of the retail value of inventories.  Management believes that the retail method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

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

Share-Based Compensation:  The Company has a share-based compensation plan, which includes non-qualified stock options and nonvested share awards.  See Note 1, Summary of Significant Accounting Policies, and Note 10, Share-based Compensation, to the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.  We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models.  We determine the fair value of our share awards at the date of grant using generally accepted valuation techniques.  Management reviews its assumptions and the valuations to determine the fair value of share-based compensation awards.

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

Fiscal 2011 Compared to Fiscal 2010

Net sales from continuing operations for fiscal 2011 decreased $2.8 million or (0.6%) to $465.2 million compared to $468.0 million for fiscal 2010.  During fiscal 2011, the Company opened five ALCO stores and closed one and closed 49 Duckwall stores and subsequently reopened one as an ALCO, resulting in a year-end total of 214 stores.  Net sales from same-stores decreased by $11.2 million or 2.4%, excluding the two fuel centers, in fiscal 2011 compared to fiscal 2010.  Fuel sales increased $0.5 million, in fiscal 2011 compared to fiscal 2010.  Sales from non same-stores increased $7.8 million, in fiscal 2011 compared to fiscal 2010.

Gross margin from continuing operations for fiscal 2011 decreased $8.3 million, or 5.5%, to $143.0 million compared to $151.3 million in fiscal 2010.  As a percentage of net sales, gross margin decreased 30.7% in fiscal 2011 compared to 32.3% in fiscal 2010.    Fiscal 2011 gross margin was negatively impacted by decreased same-store margin of $10.7 million and reduced vendor consideration of $3.2 million offset by reduced markdowns of $5.8 million.  The decrease in same-store margin is the result of the Company’s inventory position and reduced merchandise receipts of certain seasonal and apparel items during this time.  The reduced merchandise receipts also resulted in the reduction of markdowns and lower vendor consideration received.  During the fourth quarter of fiscal 2011, the Company changed its method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) to better reflect the results of our operations.  This change is discussed in Note 1 to the financial statements.

Selling, general and administrative expenses increased $0.4 million or 0.3% to $135.5 million in fiscal 2011 compared to $135.1 million in fiscal 2010.  The increase in SG&A expenses is attributable to increased labor and benefits of $3.1 million and credit card processing fees of $0.5 million offset by decreased consulting fees of $2.2 million, services and market research of $0.7 million, and asset impairment charges of $0.5 million. As a percentage of net sales, selling, general and administrative expenses were 29.1% in fiscal 2011 and 28.9% in fiscal 2010.    Excluding current year executive and staff severance, prior year store transformation project expenses, preopening costs and share-based compensation, fiscal 2011 and fiscal 2010 SG&A expenses, as a percent of sales, were 28.8% and 28.3%, respectively.

Depreciation and amortization expense increased $0.1 million or 0.6% to $10.0 million in fiscal 2011 compared to $9.9 million in fiscal 2010.  The increase is attributable to depreciation from stores opened in fiscal years 2011 and 2010.

Operating income (loss) from continuing operations decreased $10.1 million, or 246.7%, to ($6.0) million in fiscal 2011 compared to $4.1 million in fiscal 2010.  Operating income (loss) from continuing operations as a percentage of net sales was (1.3%) in fiscal 2011 compared to 0.9% in fiscal 2010.

Interest expense increased $1.4 million or 0.8% to $3.5 million in fiscal 2011 compared to $2.1 million in fiscal 2010.  The increase in interest expense was due to increased average borrowings to fund capital expenditures attributable to new stores and increase of merchandise inventory.

Income tax expense (benefit) on continuing operations was ($2.4) million in fiscal 2011 compared to $1.7 million in fiscal 2010. The Company’s effective tax rate was 40.5% in fiscal 2011 and 42.1% in fiscal 2010.  The effective tax rate is lower in fiscal 2011 due to the decrease in state tax expense; however, this is partially offset by the impact the federal credits have on increasing the overall tax benefit in 2011 versus decreasing the tax expense in 2010.

Income (loss) from discontinued operations, net of income tax benefit, was ($1.0) million in fiscal 2011, compared to $1.0 million in fiscal 2010.  One ALCO store was closed and 49 Duckwall stores were closed during fiscal 2011, with one Duckwall subsequently reopened as an ALCO store.  One Duckwall store was closed during fiscal 2010.  Results of all other closed stores are included in discontinued operations.

SG&A Detail; Certain Financial Matters

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders.  Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures.  Further, management utilizes these measures in internal evaluation, review of performance and to compare the Company’s financial measures to those of its peers.  Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A.  These items are excluded by management as they are non-recurring and/or not relevant to analysis of ongoing business operations and to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company’s performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Years Ended
	52 Weeks	52 Weeks
	January 30, 2011	January 31, 2010
SG&A Expenses Breakout
Store support center (1)	$21,584	$23,221
Distribution center	9,226	8,728
401K expense	226	381
Same-store SG&A	102,435	101,966
Non same-store SG&A (2)	1,691	48
Share-based compensation	316	757
SG&A as reported	135,478	135,101
Less:
Share-based compensation	(316)	(757)
Preopening store costs (2)	(543)	(128)
Executive and staff severance (1)	(540)	—
Store transformation project costs (1)	—	(2,096)
Adjusted SG&A	$134,079	$132,120

Adjusted SG&A as % of sales	28.8%	28.3%

Sales per average selling square foot (3)	$104.05	$107.77

Adjusted Gross Margin dollars per average selling square feet (3)	$31.98	$34.95

Adjusted SG&A per average selling square foot (3)	$29.99	$30.48

Adjusted EBITDA per average selling square foot (3)(4)	$2.18	$4.47

Average inventory per average selling square feet (3)(5)(6)	$28.04	$27.02

Average selling square feet (3)	4,471	4,535

Total stores operating beginning of period	258	258
Total stores operating end of period	214	258
Total stores less than twelve months old	5	1
Total non same-stores	5	1

Supplemental Data:
Same-store adjusted gross margin dollar change	-5.4%	(0.4)%
Same-store SG&A dollar change	0.5%	(3.6)%
Same-store total customer count change	-2.7%	(0.1)%
Same-store average sale per ticket change	0.3%	(0.6)%

(1)          Store support center includes executive and staff severance for first and third quarters of fiscal 2011 and store transformation project costs for first and second quarters of fiscal 2010

(2)          Non same-stores are those stores which have not reached their fourteenth period of operation

(3)          Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2

(4)          Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet

(5)          Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2

(6)          Excludes inventory for unopened stores

Fiscal 2011 Compared to Fiscal 2010

Store support center expenses for fiscal 2011 decreased $1.6 million, or 7.1%.  The decrease was primarily due to reduction in consulting fees attributable to store transformation project in fiscal 2010.

Same-store SG&A expenses were flat compared to fiscal 2010.

Non same-store SG&A expenses increased $1.6 million.  The Company opened five stores in 2011 and one store in 2010.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

	52 Weeks	For the Thirty-Nine Week Periods Ended		Trailing Twelve Periods Ended	For the Thirteen Week Periods Ended		52 Weeks
	Fiscal 2010	October 31, 2010	November 1, 2009	October 31, 2010	January 30, 2011	January 31, 2010	Fiscal 2011
Net earnings (loss) from continuing operations (1)	$2,172	(5,434)	446	(3,707)	1,840	1,727	(3,594)
Plus:
Interest	2,149	2,410	1,590	2,969	1,092	559	3,502
Taxes (1)	1,735	(3,837)	1,536	(3,638)	1,391	199	(2,446)
Depreciation and amortization (1)	9,949	7,544	6,946	10,547	2,470	3,003	10,014
Share-based compensation	757	268	601	423	48	155	316
Preopening store costs (2)	128	492	2	618	51	126	543
Executive and staff severance	—	540	—	540	—	—	540
Store transformation project costs	2,096	—	2,096	—	—	—	—
Store reset costs	—	895	—	895	—	—	895
AWG transition costs	—	210	—	210	—	—	210
=Adjusted EBITDA (1) (3)(4)(5)	18,986	3,088	13,218	8,857	6,892	5,768	9,981

Cash	5,164	5,356	5,703	5,356	4,189	5,164	4,189
Debt	40,992	64,835	54,180	64,835	59,072	40,992	59,072
Debt, net of cash	$35,828	59,479	48,477	59,479	54,883	35,828	54,883

(1)          These amounts may not agree with 10-Qs of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.

(2)          These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year.  These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3)          For the trailing twelve periods ended January 30, 2011 the average open weeks for the Company’s five non same-stores was 26 weeks.

(4)          During fiscal year 2011, the Company made changes in its executive management team and warehouse operations.  For the trailing twelve periods ended January 31, 2010, these initiatives resulted in approximately $4.3 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction.

(5)          The store transformation project completed in fiscal 2010 continued to provide SG&A savings in fiscal 2011.  This initiative achieved approximately $0.5 million in SG&A savings for the fifty-two weeks of fiscal 2011 when compared to the same period in the prior fiscal year.

Seasonality and Quarterly Results

The following table sets forth the Company’s net sales, gross margin, income from operations and net earnings during each quarter of fiscal years 2011 and 2010.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2011* (1)	Net sales	$108.5	113.4	106.4	136.9
	Gross margin	33.3	36.1	33.5	40.1
	Earnings (loss) from continuing operations	(2.2)	(1.3)	(2.0)	1.9
	Net earnings (loss)	(2.2)	(1.1)	(2.1)	0.8
	Net earnings (loss) per share (2):
	Basic	(0.60)	(0.28)	(0.55)	0.21
	Diluted	(0.59)	(0.27)	(0.55)	0.21

Fiscal 2010* (1)	Net sales	$110.3	119.8	106.8	131.1
	Gross margin	37.0	40.3	33.8	40.0
	Earnings (loss) from continuing operations	(0.2)	2.3	(1.7)	1.8
	Net earnings (loss)	0.2	2.9	(1.7)	1.4
	Net earnings (loss) per share (2):
	Basic	0.06	0.76	(0.44)	0.36
	Diluted	0.06	0.74	(0.43)	0.35

*Fiscal year 2011 and fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

(1)  Asset impairment charges of $0.3 million and $0.8 million negatively impacted net earnings for fiscal years 2011 and 2010, respectively.

(2)  Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2011 and 2010 do not equal the total computed for the year.

See Note 11 of Notes to Financial Statements for quarterly earnings per share information.

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

Inflation

Management does not believe that its merchandising operations have been materially affected by inflation over the past few years.  Future inflationary pressure, however, may reduce our profitability.  The Company will continue to monitor costs, take advantage of vendor incentive programs, selectively buy from competitive vendors and adjust merchandise prices based on market conditions.

Liquidity and Capital Resources

At the end of fiscal 2011, working capital (defined as current assets less current liabilities) was $128.4 million compared to $118.0 million at the end of fiscal 2010.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, vendor trade credit financing, term loan and lease financing.

Net cash provided (used) by operating activities aggregated ($0.4) and $16.2 million, for fiscal years 2011 and 2010, respectively.  The decrease in cash provided in fiscal 2011 compared to fiscal 2010 resulted primarily from the fiscal 2011 net loss, increase in merchandise inventory, net of accounts payable, and increased collection of accounts receivable.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable and letters of credit.  The loan agreement expires in January 2014.  The revolving loan note payable and letter of credit balance at January 30, 2011 was $49.1 million, resulting in an available line of credit at that date of approximately $60.7 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $96.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-40, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 30, 2011, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying  balance sheet. Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

On February 10, 2010, the Company closed on an Amended and Restated Credit Agreement (the “Facility”) with Bank of America, N.A. and Wells Fargo Retail Finance, LLC.  The $120 million Facility has a term of four years and replaces the Company’s previous revolving credit facility.

In fiscal 2011, the Company had net cash borrowings of $10.1 million and net cash pay downs of $5.6 million on its revolving credit facility and made cash payments of $3.3 million to reduce its long-term debt and capital lease obligations.

The Company’s long-range plan assumes growth in the number of stores and, in accordance with this plan, for fiscal 2011, five new ALCO store(s) were opened. In fiscal 2010, one new ALCO store was opened.

Cash used in investing activities for fiscal years 2011 and 2010 totaled ($6.1) million and ($7.0) million, respectively, and consisted primarily of capital expenditures.

On March 23, 2006, the Board of Directors approved a new plan authorizing the repurchase of 200,000 shares of the Company’s common stock, of which 25,534 shares have been repurchased at an average cost of $15.16.  As of January 30, 2011, 174,466 shares remain available to be repurchased.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open no less than three ALCO stores in fiscal 2012.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of year-end fiscal 2011.

The Company has not created and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the business.  The Company does not have any arrangements or relationships with entities that are not  into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Duckwall-ALCO Stores, Inc:

We have audited the accompanying balance sheets of Duckwall-ALCO Stores, Inc. (the Company) as of January 30, 2011 and January 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for the each of the years in the two-year period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(c) and 2 to the financial statements, the Company elected to change its method of accounting for inventory from the last-in, first-out (LIFO) method, to the first-in, first-out (FIFO) method in fiscal year 2011. The Company applied this change retrospectively in accordance with ASC 250, Accounting Changes and Error Corrections.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
April 14, 2011

Duckwall-ALCO Stores, Inc.

Balance Sheets

(dollars in thousands, except share and per share amounts)

	January 30, 2011	January 31, 2010*
Assets
Current assets:
Cash and cash equivalents	$4,189	$5,164
Receivables	6,847	7,437
Prepaid income taxes	168	594
Inventories	151,079	144,413
Prepaid expenses	3,720	3,517
Deferred income taxes	2,563	2,330
Property held for sale	884	1,631
Total current assets	169,450	165,086

Property and equipment, at cost:
Land and land improvements	1,496	1,455
Buildings and building improvements	11,828	11,844
Furniture, fixtures and equipment	69,924	67,304
Transportation equipment	1,305	1,303
Leasehold improvements	16,449	14,855
Construction work in progress	350	1,744
Total property and equipment	101,352	98,505
Less accumulated depreciation and amortization	72,788	67,959
Net property and equipment	28,564	30,546

Property under capital leases	22,254	11,015
Less accumulated amortization	10,727	9,385
Net property under capital leases	11,527	1,630

Deferred income taxes — non current	2,180	—
Other non-current assets	990	51
Total assets	$212,711	$197,313

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,414	$1,451
Current maturities of capital lease obligations	703	1,623
Accounts payable	25,970	23,076
Accrued salaries and commissions	4,133	4,122
Accrued taxes other than income	4,822	4,913
Self-insurance claim reserves	4,139	4,852
Other current liabilities	4,608	4,499
Total current liabilities	45,787	44,536

Long term debt, less current maturities	—	1,414
Notes payable under revolving loan	45,282	35,159
Capital lease obligations - less current maturities	11,673	1,345
Deferred gain on leases	3,826	4,212
Deferred income taxes	—	694
Other noncurrent liabilities	1,850	1,715
Total liabilities	108,418	89,075

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,841,895 shares and 3,797,947 shares, respectively	1	1
Additional paid-in capital	40,003	39,313
Retained earnings	64,289	68,924
Total stockholders’ equity	104,293	108,238
Total liabilities and stockholders’ equity	$212,711	$197,313

*Fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.

Statements of Operations

Fiscal Years ended January 30, 2011 and January 31, 2010
(dollars in thousands, except share and per share amounts)

	52 Weeks 2011	52 Weeks 2010*
Net sales	$465,199	$468,021
Cost of sales	322,226	316,914

Gross margin	142,973	151,107

Selling, general and administrative	135,497	135,102
Depreciation and amortization expenses	10,014	9,949

Total operating expenses	145,511	145,051

Operating income (loss) from continuing operations	(2,538)	6,056

Interest expense	3,502	2,149

Earnings (loss) from continuing operations before income taxes	(6,040)	3,907

Income tax expense (benefit)	(2,446)	1,735

Earnings (loss) from continuing operations	(3,594)	2,172

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of ($0.7) million in 2011 and $0.4 million in 2010	(1,041)	614
Net earnings (loss)	$(4,635)	$2,786

Earnings (loss) per share
Basic
Continuing operations	$(0.93)	$0.57
Discontinued operations	(0.27)	0.16

Net earnings (loss) per share	$(1.20)	$0.73

Earnings (loss) per share
Diluted
Continuing operations	$(0.93)	$0.56
Discontinued operations	(0.27)	0.16

Net earnings (loss) per share	$(1.20)	$0.72

*Fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

  See Note 2 for more information.

See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Stockholders’ Equity

Fiscal Years ended January 30, 2011and January 31, 2010

(dollars in thousands, except share and per amounts)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings*	Total stockholders’ equity*

Balance, February 1, 2009	3,797,947	$1	38,615	66,138	104,754

Net earnings for the year ended January 31, 2010	—	—	—	2,786	2,786

Expired stock options	—	—	(59)	—	(59)

Share-based compensation	—	—	757	—	757

Balance, January 31, 2010	3,797,947	$1	39,313	68,924	108,238

Net loss for the year ended January 30, 2011	—	—	—	(4,635)	(4,635)

Options exercised to purchase shares	43,948	—	—	—	—

Expired stock options	—	—	374	—	374

Share-based compensation	—	—	316	—	316

Balance, January 30, 2011	3,841,895	$1	40,003	64,289	104,293

*Net income and retained earnings for all periods prior to fiscal year 2011 have been adjusted to reflect the change in accounting for inventory.

See Note 2 for more information.

See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Cash Flows

Fiscal Years ended January 30, 2011 and January 31, 2010
(dollars in thousands)

	52 Weeks 2011	52 Weeks 2010*

Cash flows from operating activities:
Net earnings (loss)	$(4,635)	$2,786
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	10,075	9,944
Gain on sale of assets	74	43
Share-based compensation	316	757
Deferred income tax expense, net	(609)	1,982
Changes in:
Receivables	589	(2,295)
Prepaid expenses	(203)	626
Inventories	(6,666)	6,454
Accounts payable	2,897	(7,157)
Prepaid income taxes	483	5,159
Accrued salaries and commissions	11	(1,253)
Accrued taxes other than income	(91)	(28)
Self-insured claims reserves	(713)	(457)
Other assets and liabilities	(1,962)	(318)
Net cash provided by (used in) operating activities	(434)	16,243

Cash flows from investing activities:
Proceeds from the sale of assets	972	77
Acquisition of property and equipment	(7,055)	(7,051)
Net cash used in investing activities	(6,083)	(6,974)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	10,124	(5,555)
Refinancing costs on revolving loan and term loan fees	(1,300)	—
Pay downs under term loan	(1,451)	(1,362)
Principal payments under capital lease obligations	(1,831)	(1,932)
Net cash (used in) provided by financing activities	5,542	(8,849)

Net increase (decrease) in cash and cash equivalents	(975)	420
Cash and cash equivalents at beginning of year	5,164	4,744

Cash and cash equivalents at end of year	$4,189	$5,164

*Fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

Increase in property under capital lease	$(11,239)	$—
Increase in capital lease obligations	$11,239	$—

See accompanying notes to financial statements.

DUCKWALL-ALCO STORES, INC.
Notes to Financial Statements

January 30, 2011 and January 31, 2010
(dollars in thousands, except for share and per share amounts)

1.                                      Summary of Significant Accounting Policies

(a)   Nature of Business

Duckwall-ALCO Stores, Inc. (the Company) is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through broad line department store outlets.  Merchandise is purchased for resale from many vendors, no individual vendors or customers represent a significant portion of total purchases and sales.

(b)   Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest to January 31.  Fiscal years 2010 and 2011 each consisted of 52 weeks.

(c)   Inventories

Inventories are stated at the lower of cost or net realizable value.  Merchandise inventories in our stores are valued by the retail method.  The retail method is widely used in the retail industry due to its practicality.  Under the retail method, values are converted to cost by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments.  As a result, the retail method results in an averaging of inventory costs across similar items within a department.  The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis.  Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns.  Use of the retail method does not eliminate the use of management judgment and estimates, including estimates for such items as markdowns and shrinkage, which significantly impact the ending inventory valuation at cost and the resulting gross margins.  The Company continually evaluates product categories to determine if markdown action is appropriate, or if a markdown reserve should be established and believes that the use of the retail method will result in valuing inventories at lower of cost (using the first-in first out method) or market if markdowns are currently taken as a reduction of the retail value of inventories.  Management believes that the retail method provides an inventory valuation which reasonably approximates cost and results in carrying inventory at the lower of cost or market.

In the fourth quarter of fiscal year 2011, the Company elected to change its method of accounting for inventory to the first-in first-out (FIFO) method from the last-in first-out (LIFO) method. The Company believes the FIFO method is preferable to the LIFO method as it better reflects the current value of inventory on the Company’s balance sheet and provides better matching of revenues and expenses.   The impact of this change in accounting principle on the financial statements for each of the periods is further explained in Note 2.

(d)   Property and Equipment

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

For fiscal years 2011 and 2010 depreciation and amortization, including asset impairment charge for continuing operations was $10.0 million and $10.0 million, respectively.

(e)   Operating Leases

The Company accounts for operating leases over the initial lease term without regard to available renewal options.  The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term.  Total rent expense is recognized on a straight-line basis over that term.

(f)    Insurance

The Company retains significant deductibles on its insurance policies for workers compensation, general liability, medical claims and prescriptions.  Due to the fact that it could take more than one year to determine the actual costs, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.  The Company completes an actuarial evaluation of its loss experience twice each year.  During the periods between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts.  The Company’s actuarial method is the fully developed method.  The Company records its reserves on an undiscounted basis.

The Company’s prior estimates have varied based on changes in assumptions related to actual claims versus estimated ultimate loss calculations.  Current and future estimates could be affected by changes in those same assumptions.

(g)   Income Taxes

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

(h)   Net Sales

Sales are recorded when title and risk of loss are transferred to the customer, which occurs at the point of sale. The Company excludes sales taxes from revenue. The Company has established a sales returns allowance based on the historical returns pattern experienced by the Company.

(i)    Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding.  Diluted net earnings (loss) per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, unless their effect is anti-dilutive.  See note 9.

(j)    Statements of Cash Flows

For purposes of the  statements of cash flows, the Company considers cash and cash equivalents to include currency on hand and money market funds.  During fiscal years 2011 and 2010, the following amounts were paid (received) for interest and income taxes:

	2011	2010
Interest, excluding interest on capital lease obligations and amortization of debt financing costs (net of capitalized interest of $0 in each of the fiscal years 2011 and 2010)	$2,845	2,109
Income taxes refunds received	(339)	(4,778)

(k)   Use of Estimates

Management of the Company has made certain estimates and assumptions in the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

(l)    Long-lived Assets

Whenever events and circumstances indicate that the carrying value of long-lived assets may be impaired, the Company reviews such assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, or significant changes in a manner of use of the assets due to changes in business strategies or competitive environment.  Additionally, when a commitment is made to close a store in a period beyond the quarter in which the closure commitment is made, it is the long-lived assets associated with the store are reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.  Charges for asset impairment of $0.3 million and $0.8 million for fiscal years 2011 and 2010, respectively, are included in depreciation and amortization expense in the  statements of operations.  The fiscal 2011 impairment of $0.3 million is primarily attributable to writing down the carrying value of property held for sale.

As of January 30, 2011, the Company has $0.9 million classified as assets held for sale.  These properties are recorded at their estimated net realizable value, net of disposal costs.  The majority of the property is land, however two of the former ALCO store locations also include buildings.  The Company used the services of a local real estate broker to help determine the fair value of each property.

(m)  Store Closings and Discontinued Operations

A provision for store closure expense is recorded when the Company discontinues using the facility.  A summary of the activity in the liability account (included in other current liabilities) related to store closures for fiscal years 2011 and 2010 is as follows:

	2011	2010

Store closure liability at beginning of year	$90	263
Store closure (income) expense (included in discontinued operations)	125	(20)
Payments	(124)	(153)

Store closure liability at end of year	$91	90

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed.  This is a result of the Company’s stores being geographically disbursed.  The results of operations for stores that have been closed by the Company (49 and one in fiscal years 2011 and 2010, respectively) have been reclassified to discontinued operations in the accompanying  statements of operations for all periods presented.  The Company does not allocate interest expense to discontinued operations. The liability recognized for costs associated with store closing is primarily related to future lease costs (net of estimated sublease income), and is accrued and charged to income when the Company ceases to use the leased location.

(n)   Consideration Received from Vendors

Cost of sales and selling, general and administrative expenses are partially offset by various forms of consideration received from our vendors.  This “vendor income” is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental, and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred.  Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise purchased and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received. This receivable is computed based on provisions of the agreements in place and reflects management’s expectations about when and whether the Company will have completed its performance and the amount will be earned.  The Company performs detailed analyses to determine the appropriate level of the receivable in the aggregate.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.

(o)   Advertising Costs

The Company expenses advertising costs as incurred.  The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Advertising expenses of $9.7 million and $9.5 million in fiscal 2011 and 2010, respectively, are included in selling, general and administrative expenses in the  statements of operations.  Advertising reimbursements from vendors that offset advertising expenses was $4.9 million and $4.7 million for fiscal years 2011 and 2010, respectively.  Newspaper circulars made up the majority of our advertising costs in both years.

(p)   Share-based Compensation

The Company currently sponsors share-based employee benefit plans and stock option plans.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards on the date of the grant.  Share-based payments include stock option awards issued under the Company’s employee stock option and director stock option plans, stock issued through the Company’s employee stock purchase plan and stock awarded to employees through other benefit programs.  See Note 10 for further information concerning these plans.

(q)   Fair Value of Financial Instruments

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.  For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at January 30, 2011 approximates its carrying amount of $1.4 million.  For all other financial instruments, including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(r)    Pre-opening Costs

The costs of start-up activities, including organization costs and new store openings, are expensed as incurred.

2.             Inventories

As described in Note 2, in the fourth quarter of fiscal 2011, the Company elected to change its method of accounting for inventory from LIFO to FIFO.  The Company applied this change in method of inventory costing by retrospectively adjusting the prior years’ financial statements.

The effect of the change on the Statement of Operations for the year ended January 31, 2010, was as follows:

(in thousands, except share data)	Increase/(Decrease)

Cost of sales	$209
Operating income (loss) from continuing operations	(209)
Net Income	(209)
Basic earnings per share	(0.06)
Diluted earnings per share	(0.05)

The effect on the Balance Sheet at January 31, 2010, was as follows:

(in thousands)	Increase/(Decrease)

Inventories	$4,038
Deferred income tax asset	(1,533)
Retained earnings	2,505

Had the Company not changed its policy for accounting for inventory, pre-tax income the year ended January 30, 2011 would have been $1.3 million lower ($0.34 effect on both earnings per basic and diluted share). As a result of the accounting change, retained earnings as of February 1, 2009, increased from $63.4 million using the LIFO method to $66.1 million using the FIFO method. There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

Fiscal year 2011 and 2010 quarterly financial data has been revised by the following amounts to reflect the change in accounting for inventory:

	Increase/(Decrease)
(in thousands, except share data)	Q1 FY2011	Q2 FY2011	Q3 FY2011

Cost of sales	$346	$(240)	$82
Operating income (loss) from continuing operations	(346)	240	(82)
Net Income	(346)	240	(82)
Basic earnings per share	(.09)	.06	(.02)
Diluted earnings per share	(.09)	.06	(.02)

	Increase/(Decrease)
(in thousands, except share data)	Q1 FY2010	Q2 FY2010	Q3 FY2010	Q4 FY2010

Cost of sales	$(262)	141	246	84
Operating income (loss) from continuing operations	262	(141)	(246)	(84)
Net Income	262	(141)	(246)	(84)
Basic earnings per share	.07	(.04)	(.06)	(.02)
Diluted earnings per share	.07	(.04)	(.06)	(.02)

3.             Credit Arrangements, Notes Payable and Long-term Debt

The Company has a loan agreement that provides a revolving loan credit facility of up to $120 million of long-term financing which expires February 9, 2014.  The amount advanced (through a note or letters of credit) to the Company bears interest at the LIBOR rate plus a margin, as defined in the agreement.  Additionally, the Company is currently obligated to pay a commitment fee equal to 0.50% of the unused capacity.  The amount advanced is generally limited to 85% of eligible inventory and receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility have been determined in accordance with guidance of the ASC Topic 470-10-45.  As of January 30, 2011, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements

Notes payable outstanding at January 30, 2011 and January 31, 2010 under the revolving loan credit facility aggregated $45.3 million and $35.2 million, respectively.  The lender had also issued letters of credit aggregating $8.5 million and $8.2 million, respectively, at such dates on behalf of the Company.  The interest rate on $15 million of the outstanding borrowings at January 30, 2011 was 3.76% and on the remaining $30.3 million was at 5.75%.  The Company had additional borrowings available at January 30, 2011 under the revolving loan credit facility amounting to approximately $44.9 million.

The Company also has a term loan which was incurred to fund new store fixtures and equipment and is secured by such fixtures and equipment. The interest rate on $1.2 million of these outstanding borrowings at January 30, 2011 was 6.35% and on the remaining $0.2 million was at 6.54%. Principal and interest payments are due in monthly installments through December 2011.

	Payments due by Fiscal Period
Contractual Obligations	Total	2012	2013	2014	2015	2016
Revolving loan credit facility	$45,282	—	—	45,282	—	—
FF&E term loan	1,414	1,414	—	—	—	—
	$46,696	1,414	—	45,282	—	—

Interest expense on notes payable and long-term debt in fiscal 2011 and 2010 aggregated $2.9 million and $2.0 million, respectively.

4.             Employee Benefits

Effective November 1, 2010, the Company’s Board of Directors elected to suspend the Company match of employees 401(K) contributions.  Historically, the Company matched employees contributions up to half of the first 4% contributed by the employee.  Contributions by the Company vest with the participants over a seven-year period.  Expense arising due to Company matches amounted to $0.2 million and $0.4 million for fiscal years 2011 and 2010, respectively.

5.             Self-Insurance Claim Reserves

Changes to the self-insurance reserves for fiscal years 2011 and 2010 are as follows:

	2011	2010
Beginning balance	$4,852	5,309
Reserve additions	1,224	1,044
Claims paid	(1,937)	(1,501)
Ending balance	$4,139	4,852

6.             Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases for fiscal years 2011 and 2010 are as follows:

	2011	2010
Buildings	$9,238	2,494
Fixtures	6,158	1,663
Software	6,858	6,858
	22,254	11,015
Less accumulated amortization	10,727	9,385
Net property under capital leases	$11,527	1,630

The Company also has noncancelable operating leases, primarily for buildings, that expire at various dates.

Future minimum lease payments under all noncancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of January 30, 2011 are as follows:

	Capital Leases	Operating Leases
Fiscal year:
2012	$1,584	18,273
2013	1,542	16,722
2014	1,340	14,225
2015	1,155	12,499
2016	1,087	11,634
Later years	14,414	67,479
Total minimum lease payments	21,122	$140,832
Less amount representing interest	8,746
Present value of net minimum lease payments	12,376
Less current maturities	703
Capital lease obligations, less current maturities	$11,673

Minimum payments have not been reduced by minimum sublease rentals of $0.2 million under operating leases due in the future under noncancelable subleases.  They also do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts.  Contingent rentals applicable to capital leases amounted to $0.1 million for fiscal years 2011 and 2010, respectively.

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

The interest on capital lease obligations for fiscal years 2011 and 2010 aggregated $0.6 million and $0.2 million, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2011 and 2010:

	2011	2010
Minimum rentals	$19,663	19,054
Contingent rentals	1,024	1,146
Less sublease rentals	(47)	(51)
	$20,640	20,149

7.             Income Taxes

The Company’s income tax expense (benefit) consists of the following for fiscal years 2011 and 2010:

	2011	2010

Income tax expense (benefit) allocated to continuing operations	$(2,446)	1,735

Income tax expense (benefit) allocated to discontinued operations	(678)	375
Total income tax expense (benefit)	$(3,124)	2,110

Income tax expense (benefit) attributable to continuing operations for fiscal years 2011 and 2010 consists of:

	Current	Deferred	Total
2011:
Federal	$12	(2,220)	(2,208)
State	109	(347)	(238)
	121	(2,567)	(2,446)
2010:
Federal	(717)	1,886	1,169
State	470	96	566
	$(247)	1,982	1,735

Income tax expense (benefit) attributable to continuing operations was ($2.4) million and $1.7 million for fiscal years 2011 and 2010, respectively, and differs from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

	2011	2010
Computed “expected” tax expense (benefit)	$(2,056)	1,400
State income taxes, net of the Federal income tax expense (benefit)	(126)	375
Adjustment for prior period taxes	(73)	82
Federal employment credits	(310)	(329)
Share-based compensation	43	149
Other, net	76	58
	$(2,446)	1,735

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 30, 2011 and January 31, 2010 are presented below:

	2011	2010*
Deferred tax assets:
Capital leases	$245	240
Other liabilities	1,087	1,325
Insurance reserves	1,388	1,435
Vacation and sick pay accrual	681	810
Stock options	242	—
Deferred gain on property and equipment	1,452	1,599
Net operating loss carryforwards and credits	6,023	2,017
Total deferred tax assets, net of $0 valuation allowance	11,118	7,426

Deferred tax liabilities:
Property and equipment, due to differences in depreciation	3,941	3,714
Property taxes	235	239
Inventory	707	469
481 (a) adjustments	1,050	851
Stock options — APIC	—	200
Other assets	385	317
Total deferred tax liabilities	6,318	5,790

Net deferred tax asset	$4,800	1,636

*Fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

At January 30, 2011, the Company has total federal and state net operating loss carryforwards of $10.1 million and $20.2 million, respectively, which are available to offset future taxable income.  The federal net operating loss will expire in fiscal 2031.  The state net operating losses will begin expiring in fiscal 2020.  Due to the history of earnings and projected future results, the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets.  As such, at January 30, 2011 and January 30, 2010, there is no valuation allowance on the net operating losses.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For fiscal 2011, the Company recorded book loss of $4.6 million and taxable loss of $10.1 million which created a federal net operating loss.  The Company continues to expect positive book income over the next 3 years.  In addition, given the 20 year carry forward period in most states, the Company also expects to realize the small amount of state net operating losses.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company also has federal credits in the amount of $1.6 million that are available to offset future federal taxable income.  Approximately $1.3 million of these credits will begin to expire in fiscal year 2028, and the remaining credits have no expiration.

During fiscal 2011, the Company finalized its exam with the Internal Revenue Service (“IRS”) for its fiscal 2009 tax return with no significant adjustments.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2011	2010
Gross unrecognized tax benefits at the beginning of the year:	$57	57
Increases related to prior period tax positions	—	—
Decreases related to prior period tax positions	—	—
Settlements	—	—
Gross unrecognized tax benefits at the end of the year:	$57	57

None of the amounts included in the $57 thousand of unrecognized tax benefits at January 30, 2011 and January 31, 2010, would affect the effective tax rate if recognized.  The Company also accrued potential interest of $13 thousand and $10 thousand related to these unrecognized tax benefits during fiscal 2011 and fiscal 2010, respectively.  No amounts were accrued for penalties with respect to the unrecognized tax benefits.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2008 through fiscal 2010.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The statute of limitations for the Company’s state returns are open from fiscal 2007 through fiscal 2010 or fiscal 2008 through fiscal 2010, depending on each state’s statute of limitations.

8.             Stockholders’ Equity

On March 23, 2006, the Board of Directors approved a plan authorizing the repurchase of 200,000 shares of the Company’s common stock, of which 25,534 shares have been repurchased at an average cost of $15.16 through January 30, 2011.  As of January 30, 2011, 174,466 shares remain available to be repurchased.

9.             Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2011	2010

Weighted average shares outstanding (basic)	3,832,339	3,797,947

Effect of dilutive options to purchase common stock	18,535	81,709

As adjusted for diluted calculation	3,850,874	3,879,656

10.          Share-Based Compensation

Effective with fiscal 2007, the Company began recognizing compensation for its share-based payments based on the fair value of the awards.  Share-based payments consist of stock option grants.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Total share-based compensation (a component of selling and general and administrative expenses) is summarized as follows:

	2011	2010

Share-based compensation expense before income taxes	$316	757
Income tax benefits	(139)	(319)

Share-based compensation expense net of income tax benefits	$177	438

Effect on:
Basic earnings per share	$0.05	0.12
Diluted earnings per share	$0.05	0.11

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company grants awards to a limited number of key employees and officers, thus, actual forfeitures can vary significantly from estimated amounts.  Actual forfeitures exceeded estimated forfeitures for fiscal years 2011 and 2010 resulting in a reduction of previously recorded share-based compensation of $0.1 million in both fiscal years 2011 and 2010.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100.  In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At January 30, 2011, the Company had 199,220 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options. As of January 30, 2011, the Company had 78,957 shares remaining to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

	2011	2010

Expected price volatility	52.01%	48.93%

Risk-free interest rate	1.27%	1.48%

Weighted average expected lives in years	4.6	4.8

Dividend yield	0.00%	0.00%

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

RISK-FREE INTEREST RATE — This is the applicable U.S. Treasury rate for the date of the grant over the expected term.  An increase in the risk-free interest rate will increase share-based compensation.

EXPECTED LIVES — This is the period of time over which the options granted are expected to remain outstanding and is based on management’s expectations in relation to the holders of the options.  Options granted have a maximum term of five years.  An increase in the expected life will increase share-based compensation.

DIVIDEND YIELD — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease share-based compensation.

A summary of stock option activity for the Company’s most recent fiscal year is as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value (in thousands)

Outstanding January 31, 2010	524,875	$17.99	3.0	$—

Granted	145,000	13.91

Exercised	(50,043)	10.34

Forfeited/Expired	(245,832)	14.15

Outstanding January 30, 2011	374,000	$19.81	3.0	$—

Vested and expected to vest at January 30, 2011	165,600	$14.55	3.0	$—

Exercisable at January 30, 2011	167,000	$26.22	1.0	$—

The Company recognizes expense for its share-based payments based on the fair value of the awards at grant date.  The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price on January 30, 2011 and the option respective exercise price, multiplied by the number of in-the-money options as of January 30, 2011.  As of January 30, 2011, total estimated unrecognized share-based compensation related to non-vested stock options is $0.8 million with a weighted average recognition period of 2.9 years.

Other information relative to option activity during the fiscal years ended January 30, 2011 and January 31, 2010 is as follows:

	2011	2010

Weighted Average Grant Date Fair Value of Stock Options Granted (per share)	$6.12	5.47

Total Fair Value of Stock Options Vested	537	790

Total Intrinsic Value of Stock Options Exercised	—	—

11.          Seasonality and Quarterly Results (Unaudited)

The following table sets forth the Company’s net sales, gross margin, earnings (loss) from continuing operations and net earnings (loss) during each quarter of fiscal years 2011 and 2010.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2011* (1)	Net sales	$108.5	113.4	106.4	136.9
	Gross margin	33.3	36.1	33.5	40.1
	Earnings (loss) from continuing operations	(2.2)	(1.3)	(2.0)	1.9
	Net earnings (loss)	(2.2)	(1.1)	(2.1)	0.8
	Net earnings (loss) per share (2):
	Basic	(0.60)	(0.28)	(0.55)	0.21
	Diluted	(0.59)	(0.27)	(0.55)	0.21

Fiscal 2010* (1)	Net sales	$110.3	119.8	106.8	131.1
	Gross margin	37.0	40.3	33.8	40.0
	Earnings (loss) from continuing operations	(0.2)	2.3	(1.7)	1.8
	Net earnings (loss)	0.2	2.9	(1.7)	1.4
	Net earnings (loss) per share (2):
	Basic	0.06	0.76	(0.44)	0.36
	Diluted	0.06	0.74	(0.43)	0.35

*Fiscal year 2011 and fiscal year 2010 amounts have been revised to reflect the change in accounting for inventory.

  See Note 2 for more information.

(1)          Asset impairment charges of $0.3 million and $0.8 million negatively impacted net earnings for fiscal years 2011 and 2010, respectively.

(2)          Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2011 and 2010 do not equal the total computed for the year.

12.          Business Operations

The Company’s business activities consists of the operation of ALCO stores.

The Company has many suppliers with which it conducts business.  For fiscal year 2011, no individual supplier accounted for 5% or more of the Company’s total purchases, whereas in fiscal 2010, one vendor represented approximately 5% of the Company’s merchandise purchases.  For fiscal 2010, the supplier was Proctor & Gamble.  The loss of this one vendor would not have adverse effects on the ability to obtain like products and overall results of operations.

For fiscal years 2011 and 2010 the percentages of sales by product category were as follows:

	2011	2010
Merchandise Category:
Consumables and commodities	36%	34%
Hardlines	33%	33%
Apparel and accessories	16%	17%
Home furnishings and décor	15%	16%
Total	100%	100%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2011 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2011.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has also issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

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

We have audited Duckwall-ALCO Stores, Inc.’s (the Company’s) internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of January 30, 2011 and January 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 30, 2011, and our report dated April 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Kansas City, Missouri
April 14, 2011

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information with respect to the Company’s Directors, the Board of Directors’ Audit Committee, the Board of Directors’ Nominating Committee and the written code of ethics, see the information provided in the “Proposal One — Election of Directors”, “Information About Directors Nominees”, “Information about the Nominating Committee”, “Code of Ethics” and “Certain Information Concerning the Board and Its Committees” sections of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 2, 2011, which information is incorporated herein by reference.  For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 2, 2011, which information is incorporated herein by reference.

The Company’s executive officers as of April 14, 2011, are as follows:

Name	Age	Position

Richard E. Wilson	50	President - Chief Executive Officer
Wayne S. Peterson	53	Senior Vice President - Chief Financial Officer
Edmond C. Beaith	47	Senior Vice President
Tom L. Canfield	57	Senior Vice President

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

Wayne S. Peterson, joined the Company as its Senior Vice President-Chief Financial Officer on September 20, 2010. Mr. Peterson served as Chief-Financial Officer of Minyard Foods, Inc., a privately-held regional supermarket retailer, which operates a total of 60 stores in the Dallas/Fort-Worth area from 2006 until he joined the Company. From 2002-2005, Mr. Peterson served as the Executive Vice President, Chief Financial Officer, Secretary, and Director of Copeland’s Enterprises, Inc., a privately held regional specialty retailer of sporting goods.  Mr. Peterson has also previously served as an executive with Homeland Holdings Corporation, and Buttrey Food and Drug Stores Company and has over 31 years of retail experience.

Edmond C. (Ted) Beaith has served as Senior Vice President and Chief Information Officer since August 25, 2008.  From August 2007, Mr. Beaith was the Senior Retail Practice Manager - Western US for Capgemini USA, after serving as Managing Principal of the Retail Consulting Group of Agilysys, Inc., from April 2001 to July 2007.  Prior to his consulting career, Mr. Beaith has approximately 21 years in retail experience, including roles as Chief Information Officer of Brookshire Brothers and the Kohlberg Grocery Companies.

Tom L. Canfield, Jr. has served as Senior Vice President, Logistics and Administration since 2006.  From 1973 to 2006, Mr. Canfield served in various capacities with the Company.  Mr. Canfield has approximately 36 years of experience in the retail industry.

ITEM 11.      EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 2, 2011, contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 2, 2011, contains under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 2, 2011, contains under the captions “Related Party Transactions” and “Certain Information Concerning the Board and Its Committees” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on or about June 2, 2011, contains under the caption “Ratification of Selection of Independent Public Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as part of this report

(1)   Financial Statements

The financial statements are listed in the index for Item 8 of this Form 10-K.

(2)   Financial Statement Schedules

All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Financial Statements or the notes thereto.

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

3.2	Bylaws of Duckwall-ALCO Stores, Inc. (filed as Exhibit 3.2 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.3	Amendment to Bylaws of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company dated April 20, 2010.

4.1

Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above, Bylaws described under 3.2 above, and Amendment to Bylaws under 3.3 above.

10.1

Employment Agreement dated January 5, 2006 between the Company and Tom L. Canfield, Jr. is incorporated by reference as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

10.2

Addendum to Employment Agreement dated December 31, 2008 between the Company and Tom L. Canfield, Jr. is incorporated by reference as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

10.3

Stock Option Agreement between the Company and Tom Canfield, Jr. dated September 16, 2009 is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated September 24, 2009.

10.4	Employment Agreement dated August 25, 2008 between the Company and Edmond C. Beaith is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated August 25, 2008.

10.5	Stock Option Agreement dated March 13, 2009 between the Company and Edmond C. Beaith is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated March 20, 2009.

10.6

Employment Agreement dated December 11, 2009 between the Company and James M. Spencer is incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company dated December 17, 2009.

10.7

Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Mr. Zigerelli is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated June 3, 2009.

10.8

Addendum to Employment Agreement effective as of May 31, 2009 between the Company and Ms. Gilmartin is incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company dated June 3, 2009.

10.9

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements is incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company dated January 12, 2010. On December 31, 2009, Royce Winsten, the Chairman of the Board of Directors of the Company, was awarded a special bonus for the amount of $50,000.

10.10

Separation Release, dated as of February 1, 2010, between the Company and James M. Spencer, is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated February 1, 2010.

10.11

Loan and Security Agreement, dated as of February 10, 2010, between the Company and Bank of America, N.A., and Wells Fargo Retail Finance, LLC incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2010.

10.12

Employment Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.13

Stock Option Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.14

Resignation of Director. On March 2, 2010 James V. Worth resigned from the Board of Directors is incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company dated March 2, 2010.

10.15

Separation Agreement and Release, dated as of March 17, 2010, between the Company and Lawrence J. Zigerelli, is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company dated March 16, 2010.

10.16

Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.17

Stock Option Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.18

Resignation of Director. On December 27, 2010 Raymond A.D. French resigned from the Board of Directors and such resignation is incorporated by reference to Exhibit 10.18 to the current Report on Form 8-K of the Company dated December 30, 2010.

10.19

Separation and Release Agreement dated May 13, 2010 between the Company and Jane F. Gilmartin is incorporated herein by reference to Exhibit 10.19 to the Current Report on Form 8-K of the Company dated May 19, 2010.

10.20

Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to Exhibit 10.20 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.21	Resignation of Donny Johnson incorporated herein by reference to Exhibit 10.21 on Current Report Form 8-K of the Company dated July 15, 2010.

10.22

Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.22 on Current Report Form 8-K of the Company dated August 27, 2010.

10.23

Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.23 on Current Report Form 8-K of the Company dated September 9, 2010.

10.24

Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.24 to Current Report Form 8-K of the Company dated September 16, 2010.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm

23.1	Consent of Independent Registered Public Accounting Firm.

31.1

Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2

Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 14, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1

Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2

Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
by	/s/ Richard E. Wilson
President and Chief Executive Officer

Dated: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	April 15, 2011
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	April 15, 2011
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	April 15, 2011
Terrence M. Babilla
Director

/s/ Dennis E. Logue	April 15, 2011
Dennis E. Logue
Director

/s/ Lolan C. Mackey	April 15, 2011
Lolan C. Mackey
Director

/s/ Royce L. Winsten	April 15, 2011
Royce L. Winsten
Director - Chairman of Board