Form 10-Q
period 2011-05-01
DUCKWALL ALCO STORES INC
filed 2011-06-10
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES         NO      X

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,841,895 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of May 1, 2011.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share and per share amounts)
	May 1, 2011	January 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,720	$4,189
Receivables	7,011	6,847
Prepaid income taxes	131	168
Inventories	160,873	151,079
Prepaid expenses	3,133	3,720
Deferred income taxes	3,662	2,563
Property held for sale	884	884
Total current assets	181,414	169,450

Property and equipment, at cost:
Land and land improvements	1,496	1,496
Buildings and building improvements	11,840	11,828
Furniture, fixtures and equipment	69,555	69,924
Transportation equipment	1,330	1,305
Leasehold improvements	16,545	16,449
Construction work in progress	552	350
Total property and equipment	101,318	101,352
Less accumulated depreciation and amortization	74,259	72,788
Net property and equipment	27,059	28,564

Property under capital leases	22,254	22,254
Less accumulated amortization	10,918	10,727
Net property under capital leases	11,336	11,527

Deferred income taxes — non-current	2,201	2,180
Other non-current assets	983	990
Total assets	$222,993	$212,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,036	$1,414
Current maturities of capital lease obligations	602	703
Accounts payable	33,020	25,969
Accrued salaries and commissions	4,382	4,133
Accrued taxes other than income	4,599	4,822
Self-insurance claim reserves	4,135	4,139
Other current liabilities	3,907	4,607
Total current liabilities	51,681	45,787

Notes payable under revolving loan	51,655	45,282
Capital lease obligations - less current maturities	11,522	11,673
Deferred gain on leases	3,729	3,826
Other non-current liabilities	1,883	1,850
Total liabilities	120,470	108,418

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; issued and outstanding 3,841,895 shares at May 1, 2011 and January 30, 2011	1	1
Additional paid-in capital	40,093	40,003
Retained earnings	62,429	64,289
Total stockholders’ equity	102,523	104,293
Total liabilities and stockholders’ equity	$222,993	$212,711

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	May 1, 2011	May 2, 2010*
Net sales	$114,559	$108,479
Cost of sales	81,374	75,261

Gross margin	33,185	33,218

Selling, general and administrative	32,983	33,376
Depreciation and amortization expenses	2,189	2,474

Total operating expenses	35,172	35,850

Operating loss from continuing operations	(1,987)	(2,632)

Interest expense	1,069	674

Loss from continuing operations before income taxes	(3,056)	(3,306)

Income tax benefit	(1,136)	(1,072)

Loss from continuing operations	(1,920)	(2,234)

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $36 in 2012 and ($25) in 2011	60	(41)
Net loss	$(1,860)	$(2,275)

Earnings (loss) per share
Basic
Continuing operations	$(0.50)	$(0.59)
Discontinued operations	0.02	(0.01)

Net loss per share	$(0.48)	$(0.60)

Earnings (loss) per share
Diluted
Continuing operations	$(0.50)	$(0.59)
Discontinued operations	0.02	(0.01)

Net loss per share	$(0.48)	$(0.60)

______________________________
*Fiscal year 2011 amounts have been revised to reflect the change in accounting for inventory.
  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	May 1, 2011	May 2, 2010*

Cash flows from operating activities:
Net loss	$(1,860)	$(2,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,189	2,482
Gain on sale of assets	(23)	(8)
Share-based compensation	100	81
Tax impact of stock options exercised (expired)	(9)	13
Deferred income tax expense, net	(1,119)	10
Changes in:
Receivables	(22)	1,585
Prepaid expenses	587	598
Inventories	(9,794)	2,829
Prepaid income taxes	38	(1,011)
Accounts payable	7,050	3,376
Accrued salaries and commissions	249	713
Accrued taxes other than income	(223)	183
Self-insured claims reserves	(4)	(155)
Other assets and liabilities	(758)	(1,821)
Net cash provided by (used in) operating activities	(3,599)	6,600

Cash flows from investing activities:
Proceeds from the sale of assets	28	487
Acquisition of property and equipment	(641)	(1,944)
Net cash used in investing activities	(613)	(1,457)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	6,373	(3,229)
Proceeds from exercise of outstanding stock options	—	265
Refinancing costs on revolving loan and term loan fees	—	(1,300)
Pay downs under term loan	(378)	(354)
Principal payments under capital lease obligations	(252)	(503)
Net cash provided by (used in) financing activities	5,743	(5,121)

Net increase in cash and cash equivalents	1,531	22
Cash and cash equivalents at beginning of year	4,189	5,164

Cash and cash equivalents at end of quarter	$5,720	$5,186

______________________________
*Fiscal year 2011 amounts have been revised to reflect the change in accounting for inventory.
See Note 2 for more information.

 See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Notes to Unaudited Financial Statements

(1)           Basis of Presentation

The accompanying unaudited financial statements of Duckwall-ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  It is suggested that the accompanying unaudited financial statements be read in conjunction with the financial statements included in the Company's fiscal 2011 Annual Report. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2012 and 2011 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended May 1, 2011 and May 2, 2010 are referred to herein as the first quarter of fiscal 2012 and 2011, respectively.

The depreciation and amortization amount from the Statements of Operations may not agree to the amount reflected in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in the loss from discontinued operations, net of income tax benefit line of the Statements of Operations.

(2)           Change in Accounting Method

During the fourth quarter of fiscal year 2011, the Company elected to change its method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO).  The change has been applied retroactively and increased cost of sales, operating loss, and net loss by $0.3 million for the quarter ended May 2, 2010.  Additionally, inventory increased by $0.3 million as of May 2, 2010.

(3)           Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date. Share-based payments consist of stock option grants. For both thirteen weeks ended May 1, 2011 and May 2, 2010, share-based compensation decreased pre-tax income by $0.1 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million. In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  As of May 1, 2011, the Company had 217,220 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of May 1, 2011 the Company had 78,957 shares remaining to be issued under this plan.  Upon exercise, the Company issues these shares from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal years 2012 and 2011:

	Fiscal 2011 Ended	Thirteen Week Periods Ended
	January 30, 2011	May 1, 2011	May 2, 2010
Stock options granted	145,000	—	100,000

Weighted average exercise price	$13.91	—	9.37

Weighted average grant date fair value	$6.12	—	6.36

The weighted average for key assumptions used in determining the fair value of options granted in the thirteen week period ended May 1, 2011 and May 2, 2010, and a summary of the methodology applied to develop each assumption are as follows:

	Fiscal 2011 Ended	Thirteen Week Periods Ended
	January 30, 2011	May 1, 2011	May 2, 2010
Expected price volatility	52.01%	N/A	51.12%

Risk-free interest rate	1.27%	N/A	1.50%

Weighted average expected lives in years	4.6	N/A	4.8

Dividend yield	0.00%	N/A	0.00%

N/A – No stock options were issued during the thirteen week period ended May 1, 2011.

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

As of May 1, 2011, total unrecognized share-based compensation related to non-vested stock options is $0.7 million with a weighted average expense recognition period of 2.7 years.

(4)           Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $0.1 million for both thirteen week periods ended May 1, 2011 and May 2, 2010.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2008 through fiscal 2010.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The statute of limitations for the Company’s state returns are open from fiscal 2007 through fiscal 2010 or fiscal 2008 through fiscal 2010, depending on each state’s statute of limitations.

(5)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at May 1, 2011 approximates its carrying amount of $1.0 million.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(6)           Earnings Per Share

    Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted net earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss, where their effect would be anti-dilutive.  The average number of shares used in computing earnings per share was as follows:

	Thirteen Week Periods Ended
	May 1, 2011	May 2, 2010
Basic	3,841,895	3,811,153

Diluted	3,841,895	3,811,153

(7)          Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  During fiscal 2011, one ALCO store was closed and 49 Duckwall stores were closed.  No stores were closed during the first quarter of fiscal 2012.

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

Management does not believe that its merchandising operations, net sales, revenue, or results from continuing operations have been materially impacted by inflation during the past two fiscal years.

Operations.  The Company is a regional broad line retailer operating in 23 states.

The Company’s fiscal year ends on the Sunday closest to January 31.  Fiscal years 2012 and 2011 consist of 52 weeks.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

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

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2011, these circulars were distributed 47 times in ALCO markets.  During fiscal 2012, the Company will distribute approximately 49 circulars.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  The Company also utilizes email and social media websites, such as Facebook and Twitter, to communicate additional savings and as reminders of advertisements in weekly circulars.  Email blasts are sent to approximately 250,000 subscribers, two or three times per week.  Net marketing and promotion costs represented approximately 1.0% of net sales in both fiscal years 2011 and 2010.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.

The Company’s stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

During fiscal 2011, the Company announced a new partnership with Associated Wholesale Grocers (“AWG”), whereby the Company began procuring several categories of product, previously procured from multiple vendors.  The partnership with AWG allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.  Through an extensive distribution network and eight distribution centers, AWG and its subsidiaries deliver to over 2,500 retail outlets in 24 states.

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open no less than three stores in fiscal 2012.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

Key Items in First Quarter Fiscal 2012.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the first quarter of fiscal 2012 were:

•	Net sales from continuing operations increased $6.1 million, or 5.6%, to $114.6 million compared to $108.5 million for the first quarter of fiscal 2011.
•	Gross margin percentage decreased to 29.0% of sales compared to 30.6% in the first quarter of fiscal 2011.
•	Net loss per share was $0.48 compared to a net loss of $0.60 per share in the first quarter of fiscal 2011.
•
Earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, pre-opening costs, and executive severance (“Adjusted EBITDA”) was $0.4 million compared to ($0.1) million in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 1, 2011 Compared to Thirteen Weeks Ended May 2, 2010

Net Sales

Net sales from continuing operations increased $6.1 million, or 5.6%, in the first quarter of fiscal 2012 to $114.6 million compared to $108.5 million for the first quarter of fiscal 2011.  The increase in net sales is largely due to the 3.2% improvement in same store sales and sales generated by the five new stores opened during fiscal 2011.  The increase in net sales from new stores open the entire 13 weeks during the quarter ended May 1, 2011, but not open the entire 13 weeks during the quarter ended May 2, 2010, was $2.5 million.  The Company experienced consistent growth in its consumable categories as a result of expanded selling square footage, enhanced value proposition, and expanded product selection.  In addition, integration of new private label brands and stronger marketing and merchandise assortments are resonating with the customer.

Gross Margin

For both thirteen weeks ended May 1, 2011 and May 2, 2010, gross margin was $33.2 million.  As a percentage of sales, gross margin was 29.0% for the first quarter of fiscal 2012 compared to 30.6% in the first quarter of fiscal 2011.   The decrease in gross margin percentage was primarily attributable to increases in mix of lower margin businesses, primarily consumable categories and electronics, and increases in freight expenses.  The increases in mix of lower margin businesses was not offset by commensurate growth in higher margin businesses such as seasonal apparel and outdoor categories, due to unseasonably cool temperatures and regional weather disruptions.  The Company believes as weather conditions return to more typical patterns, the mix of higher margin businesses will improve and gross margin, as a percentage of sales, will also  improve.

SG&A

Selling, general and administrative (SG&A) expense decreased $0.4 million, or 1.2%, to $33.0 million in the first quarter of fiscal 2012 compared to $33.4 million in the first quarter of fiscal 2011.   As a percentage of net sales, SG&A expense was 28.8% in the first quarter of fiscal 2012, compared to 30.8% in the first quarter fiscal 2011.  SG&A expense, excluding share-based compensation expense, executive severance, and preopening costs, (“Adjusted SG&A Expense”), was $32.8 million, or 28.7% of sales, in the first quarter of fiscal 2012 compared to $33.1 million, or 30.5% of sales, in the first quarter of fiscal 2011.  The decrease in SG&A expense is primarily attributable to reductions in corporate overhead ($0.5 million), reductions in warehouse overhead ($0.3 million), reduced same store expenses ($0.1 million), and partially offset by increases in non-same store expenses ($0.5 million).

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.2 million in the first quarter of fiscal 2012 compared to $2.5 million in the first quarter of fiscal 2011.  Depreciation and amortization expense from continuing operations increased $0.2 million, primarily due to new stores opened in fiscal 2011.

Interest Expense

Interest expense increased $0.4 million, or 58.6%, to $1.1 million in the first quarter of fiscal 2012 compared to $0.7 million in the first quarter of fiscal 2011.  The increase was primarily attributable to a higher outstanding balance on the Company’s revolving loan credit facility during the first quarter of fiscal 2012, due to increase of inventory versus first quarter of fiscal 2011.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the first quarter of fiscal 2012 was 37.2% compared to 36.1% in the first quarter of fiscal 2011.  The increase in the effective tax rate is partially due to the impact of the anticipated decrease in federal and state tax credits estimated for fiscal 2012.

Loss from Discontinued Operations

Earnings from discontinued operations, net of income tax expense, was $0.1 million in the first quarter of fiscal 2012 compared to a loss of $0.1 million, net of income tax benefit, in the first quarter of fiscal 2011.  During fiscal 2011, one ALCO store was closed and 49 Duckwall stores were closed.  No stores were closed during the first quarter of fiscal 2012.

 Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures in internal evaluation, review of performance and to compare the Company’s financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (loss from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	Thirteen Week Periods Ended
(dollars in thousands, except square footage ratios)	May 1, 2011		May 2, 2010
SG&A Expenses Breakout
Store support center (1)	$5,363		$5,830
Distribution center	1,915		2,175
401K expense	—		24
Same-store SG&A	24,951		25,092
Non same-store SG&A (2)	654		174
Share-based compensation	100		81
SG&A as reported	32,983		33,376
Less:
Share-based compensation	(100)		(81)
Preopening store costs (2)	—		(199)
Executive and staff severance (1)	(48)		—
Adjusted SG&A	$32,835		$33,096

Adjusted SG&A % of sales	28.7%		30.5%

Sales per average selling square foot (3)	$26.01		$25.31

Adjusted Gross Margin dollars per average selling square foot (3)	$7.54		$7.75

Adjusted SG&A per average selling square foot (3)	$7.47		$7.72

Adjusted EBITDA per average selling square foot (3)(4)	$0.08		$(0.02)

Average inventory per average selling square foot (3)(5)(6)	$31.03		$26.71

Average selling square feet (3)	4,404		4,286

Total stores operating beginning of period	214		258
Total stores operating end of period	214		255
Total stores less than twelve months old	5		2
Total non same-stores	5		2

Supplemental Data:
Same-store adjusted gross margin dollar change	0.8%		(2.1)%
Same-store SG&A dollar change	(0.6	) %	(0.9)%
Same-store total customer count change	(3.4	) %	(3.0)%
Same-store average sale per ticket change	6.8%		0.7%
______________________________

(1) Store support center includes severance for first quarter fiscal 2012.
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

 Fiscal 2012 Compared to Fiscal 2011

    Store support center expenses decreased $0.5 million, or 8.0%.  The net decrease reflects reduced expenses of $0.7 million - legal fees ($0.4 million), payroll and benefits ($0.2 million), and relocation expense ($0.1 million); and partially offset by a decrease in other income of $0.2 million.  The decrease in other income pertains to a one-time settlement, received during the first quarter of fiscal 2011.

    Same-store SG&A expenses decreased $0.1 million, or 0.6%.  The decrease was primarily attributable to reduced labor and benefits ($0.3 million), reduced floor care costs ($0.1 million), and partially offset by an increase of net advertising costs ($0.3 million).

    Non-same store SG&A expenses increased $0.5 million, or 275.90%.  The Company opened five stores subsequent to the first quarter of fiscal 2011.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

	52 Weeks	Thirteen Week Periods Ended		Trailing Twelve Periods Ended
(dollars in thousands)	Fiscal 2011	May 1, 2011	May 2, 2010	May 1, 2011
Net earnings (loss) from continuing operations (1)	$(3,594)	(1,920)	(2,234)	(3,280)
Plus:
Interest	3,502	1,069	674	3,897
Tax benefit (1)	(2,446)	(1,136)	(1,072)	(2,510)
Depreciation and amortization (1)	10,014	2,189	2,474	9,729
Share-based compensation	316	100	81	335
Preopening store costs (2)	543	—	199	344
Executive and staff severance	540	48	—	588
Store reset costs	895	—	—	895
AWG transition costs	210	—	—	210
=Adjusted EBITDA (1) (3)(4)	9,980	350	122	10,208

Cash	4,189	5,720	5,186	5,720
Debt	59,072	64,815	35,606	64,815
Debt, net of cash	$54,883	59,095	30,420	59,095

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

(3) For the trailing twelve periods ended May 1, 2011 the average open weeks for the Company’s five non same-stores was 39 weeks.

(4)   During fiscal year 2011, the Company made changes in its executive management team and warehouse operations.  For the trailing twelve periods ended May 1, 2011, these initiatives resulted in approximately $1.6 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At May 1, 2011, working capital (defined as current assets less current liabilities) was $129.7 million compared to $110.8 million at May 2, 2010.  The increase in working capital was primarily attributable to increased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120 million of financing in the form of notes payable and letters of credit. The loan agreement expires in January 2014. The revolving loan note payable and letter of credit balance at May 1, 2011 was $58.9 million, resulting in an available line of credit at that date of $52.1 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $96.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of June 10, 2011, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash provided by (used in) operating activities in the first quarters of fiscal 2012 and fiscal 2011 was ($3.6) million and $6.6 million, respectively.  The decrease in net cash used in the thirteen week period of fiscal 2012 compared to the same period of fiscal 2011 was primarily due to $8.6 million increase in inventory, net of accounts payable increase.

Cash used in investing activities in the first quarters of fiscal 2012 and 2011 were $0.6 million and $1.5 million, respectively.

Cash provided by (used in) financing activities in the first quarters of fiscal 2012 and 2011 were $5.7 million and ($5.1) million, respectively.  Net borrowings on the revolving loan provided cash of $6.4 million during the thirteen week period ended May 1, 2011 compared to net cash used of $4.5 million in the first quarter of fiscal 2011.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 30, 2011. There have been no significant developments with respect to our contractual obligations since January 30, 2011.

As of June 10, 2011, the Company has repurchased 25,534 shares of stock.  The average price paid was $15.16.  Since the fiscal year ended January 30, 2011, the Company has not repurchased any shares.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories for the first quarter of fiscal 2012 and 2011, respectively:

	Thirteen Week Periods Ended
	May 1, 2011	May 2, 2010
Merchandise Category:
Consumables and commodities	38%	37%
Hardlines	32%	32%
Apparel and accessories	16%	16%
Home furnishings and décor	14%	15%
Total	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of May 1, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 1, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation incidental to the business to which the Company is a party or to which any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 30, 2011.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
As of January 30, 2011	25,534	15.16	25,534	174,466
	—	—	—
First quarter:
Month 1	—	—	—
Month 2	—	—	—
Month 3	—	—	—
	—		—

As of May 1, 2011	25,534	$15.16	25,534	174,466

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

See the Exhibit Index immediately following the signature page hereto.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
    (Registrant)

/s/ Richard E. Wilson
    Richard E. Wilson
    President and Chief Executive Officer
Signing on behalf of the registrant and as Principal Executive Officer

EXHIBIT INDEX

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 10, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 10, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 10, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	June 10, 2011
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	June 10, 2011
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	June 10, 2011
Terrence M. Babilla
Director

/s/ Dennis E. Logue	June 10, 2011
Dennis E. Logue
Director

/s/ Lolan C. Mackey	June 10, 2011
Lolan C. Mackey
Director

/s/ Royce L. Winsten	June 10, 2011
Royce L. Winsten
Director - Chairman of Board