Form 10-Q/A
period 2011-05-01
DUCKWALL ALCO STORES INC
filed 2011-06-17
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note:

This Amendment No. 1 to the Form 10-Q for the quarterly period ended May 1, 2011 is being filed for the sole purpose of adding the Chief Execuitve Officer and Chief Financial Officer certifications to the Form 10-Q found at Exhibits 31.1, 31.2, 32.1 and 32.2, which certifications were not attached to the original Form 10-Q filed on June 10, 2011.  Such certifications are currently dated and certify the information found in this Form 10-Q/A, which includes the language of the original Form 10-Q in its entirety.

The original Form 10-Q filed on June 10, 2011 has been revised solely to reflect the changes above, and no other amendments, revisions or modificaitons have been made to the original Form 10-Q.  This Form 10-Q/A speaks only as of the date the original Form 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the original Form 10-Q to give effect to any subsequent events.  Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q and the Company's other reports filed with the Securities Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

/s/ Richard E. Wilson
    Richard E. Wilson
    President and Chief Executive Officer
Signing on behalf of the registrant and as Principal Executive Officer

Exhibit Index dated June 17, 2011

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 17, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 17, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 17, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 17, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.