Form 10-Q
period 2011-07-31
DUCKWALL ALCO STORES INC
filed 2011-09-09
CIK 30302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

3,842,745 shares of common stock, $.0001 par value (the issuer’s only class of common stock), were outstanding as of September 8, 2011.

DUCKWALL-ALCO STORES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Duckwall-ALCO Stores, Inc.

Balance Sheets

(dollars in thousands, except share and per share amounts)

	July 31, 2011	January 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,431	$4,189
Receivables	8,665	6,847
Prepaid income taxes	158	168
Inventories	160,133	151,079
Prepaid expenses	3,992	3,720
Deferred income taxes	2,940	2,563
Property held for sale	856	884
Total current assets	183,175	169,450

Property and equipment, at cost:
Land and land improvements	1,496	1,496
Buildings and building improvements	11,847	11,828
Furniture, fixtures and equipment	69,851	69,924
Transportation equipment	803	1,305
Leasehold improvements	16,559	16,449
Construction work in progress	1,688	350
Total property and equipment	102,244	101,352
Less accumulated depreciation and amortization	75,768	72,788
Net property and equipment	26,476	28,564

Property under capital leases	22,254	22,254
Less accumulated amortization	11,109	10,727
Net property under capital leases	11,145	11,527

Deferred income taxes — non current	2,082	2,180
Other non-current assets	886	990
Total assets	$223,764	$212,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$653	$1,414
Current maturities of capital lease obligations	559	703
Accounts payable	32,017	25,968
Accrued salaries and commissions	3,725	4,133
Accrued taxes other than income	5,003	4,822
Self-insurance claim reserves	4,008	4,139
Other current liabilities	4,372	4,608
Total current liabilities	50,337	45,787

Notes payable under revolving loan	52,798	45,282
Capital lease obligations - less current maturities	11,370	11,673
Deferred gain on leases	3,632	3,826
Other non-current liabilities	1,916	1,850
Total liabilities	120,053	108,418

Stockholders’ equity:
Common stock, $.0001 par value, 20,000,000 authorized shares; 3,872,745 and 3,841,895 shares issued and outstanding at July 31, 2011 and January 30, 2011 respectively	1	1
Additional paid-in capital	40,051	40,003
Retained earnings	63,659	64,289
Total stockholders’ equity	103,711	104,293
Total liabilities and stockholders’ equity	$223,764	$212,711

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.

Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 31, 2011	August 1, 2010*	July 31, 2011	August 1, 2010*
Net sales	$121,991	$113,051	$236,214	$221,145
Cost of sales	84,072	76,990	165,195	151,968

Gross margin	37,919	36,061	71,019	69,177

Selling, general and administrative	32,095	34,628	64,961	67,883
Depreciation and amortization expenses	2,138	2,489	4,327	4,963

Total operating expenses	34,233	37,117	69,288	72,846

Operating income (loss) from continuing operations	3,686	(1,056)	1,731	(3,669)

Interest expense	1,649	721	2,718	1,395

Earnings (loss) from continuing operations before income taxes	2,037	(1,777)	(987)	(5,064)

Income tax expense (benefit)	755	(609)	(369)	(1,674)

Earnings (loss) from continuing operations	1,282	(1,168)	(618)	(3,390)

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $32, ($67), $8, and ($35), respectively	(52)	109	(12)	57
Net income (loss)	$1,230	$(1,059)	$(630)	$(3,334)

Earnings (loss) per share
Basic
Continuing operations	$0.33	$(0.31)	$(0.16)	$(0.89)
Discontinued operations	(0.01)	0.03	0.00	0.02

Net earnings (loss) per share	$0.32	$(0.28)	$(0.16)	$(0.87)

Earnings (loss) per share
Diluted
Continuing operations	$0.33	$(0.31)	$(0.16)	$(0.89)
Discontinued operations	(0.01)	0.03	0.00	0.02

Net earnings (loss) per share	$0.32	$(0.28)	$(0.16)	$(0.87)

*Fiscal year 2011 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.

Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	July 31, 2011	August 1, 2010*

Cash flows from operating activities:
Net loss	$(630)	$(3,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	4,328	4,985
Gain on sale of assets	(139)	(7)
Share-based compensation	182	200
Tax impact of stock options exercised (expired)	(135)	13
Deferred income taxes	(278)	(60)
Changes in:
Receivables	(1,676)	2,042
Prepaid expenses	10	(1,457)
Inventories	(9,054)	207
Prepaid income taxes	(272)	(505)
Accounts payable	6,049	6,903
Accrued salaries and commissions	(408)	293
Accrued taxes other than income	181	247
Self-insured claims reserves	(131)	(672)
Other assets and liabilities	261	396
Net cash provided by (used in) operating activities	(1,712)	9,251

Cash flows from investing activities:
Proceeds from the sale of assets	165	640
Acquisition of property and equipment	(1,998)	(3,495)
Net cash used in investing activities	(1,833)	(2,855)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	7,516	(5,247)
Excess tax benefit on stock options exercised	—	(15)
Proceeds from exercise of outstanding stock options	—	419
Refinancing costs on revolving loan and term loan fees	(520)	(1,300)
Pay downs under term loan	(761)	(714)
Principal payments under capital lease obligations	(448)	(1,013)
Net cash provided by (used in) financing activities	5,787	(7,870)

Net increase (decrease) in cash and cash equivalents	2,242	(1,474)
Cash and cash equivalents at beginning of period	4,189	5,164

Cash and cash equivalents at end of period	$6,431	$3,690

*Fiscal year 2011 amounts have been revised to reflect the change in accounting for inventory.

See Note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.

Notes to Unaudited Financial Statements

(1)                                 Basis of Presentation

The accompanying unaudited financial statements of Duckwall-ALCO Stores, Inc. (the “Company”) are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company’s fiscal 2011 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2012 and 2011 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended July 31, 2011 and August 1, 2010 are referred to herein as the second quarter of fiscal 2012 and 2011, respectively.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in the loss from discontinued operations, net of income tax expense (benefit) line of the Statements of Operations.

(2)                                 Change in Accounting Method

During the fourth quarter of fiscal year 2011, the Company elected to change its method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO).  The change has been applied retroactively to all periods presented for fiscal year 2011.  The change decreased cost of sales and increased operating income and net income by $0.2 million for the quarter ended August 1, 2010.  In addition, the change from LIFO to FIFO increased cost of sales, operating loss, and net loss by $0.1 million for the twenty-six weeks ended August 1, 2010.

(3)                                 Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the second quarter of fiscal 2012 and the second quarter of fiscal 2011, share-based compensation decreased pre-tax income by $0.1 million.  For both the twenty-six weeks ended July 31, 2011 and August 1, 2010, share-based compensation decreased pre-tax income by $0.2 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  As of July 31, 2011, the Company had 272,370 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of July 31, 2011, the Company had 96,457 shares remaining to be issued under this plan.  Upon exercise, the Company issues these shares from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2012 and 2011:

	Year Ended	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	January 30, 2011	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Stock options granted	145,000	22,500	—	22,500	100,000

Weighted average exercise price	$13.91	10.60	—	10.60	14.34

Weighted average grant date fair value	$6.12	4.65	—	4.65	6.36

The weighted average for key assumptions used in determining the fair value of options granted in the periods indicated together with a summary of the methodology applied to develop each assumption are as follows:

	Year Ended	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	January 30, 2011	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Expected price volatility	52.01%	58.37%	N/A	58.37%	51.10%

Risk-free interest rate	1.27%	0.94%	N/A	0.94%	1.50%

Weighted average expected lives in years	4.6	3.8	N/A	3.8	4.8

Dividend yield	0.00%	0.00%	N/A	0.00%	0.00%

N/A – No stock options were issued during the thirteen week period ended August 1, 2010

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

As of July 31, 2011, total unrecognized share-based compensation related to non-vested stock options is $0.7 million with a weighted average expense recognition period of 2.7 years.

(4)                                 Accounting for Income Taxes

The Company recorded decreases in gross unrecognized tax benefits, inclusive of related interest, of $0.1 million for both twenty-six week periods ended July 31, 2011 and August 1, 2010.  None of the amounts recorded as unrecognized tax benefits would impact the effective income tax rate if recognized.

The Company’s federal income tax returns for fiscal 2008 through fiscal 2010 remain open for examination due to the statute of limitations.  The Company files in numerous state jurisdictions with varying statute of limitations. In accordance with the respective statutes of limitations, the Company’s state returns from fiscal 2007 through fiscal 2010 or fiscal 2008 through fiscal 2010 remain open for examination.

(5)                                 Subsequent Events

On August 29, 2011, the Company received notification from Factory Mutual Insurance Company (the “Insurer”) of a tentative settlement for property damage sustained during the second quarter of fiscal 2012, due to wind and hail.  The settlement amount represents an appearance allowance for the roofs at the Company’s corporate office and distribution center in Abilene, Kansas.  The Insurer has determined the roofs continue to be functional as is without making repairs, that the life expectancy of the standing seam roofs have not been compromised, and has advised the Company that the damage and subsequent settlement will not affect the future insurability of the roofs, nor will it affect any future property claims should these roofs sustain future damage from an insured peril.  The Company anticipates it will finalize the settlement with the Insurer and receive proceeds during the third quarter of fiscal 2012.  At that time, the Company expects to record the settlement, which is estimated at approximately $2.0 million.

(6)                                 Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at July 31, 2011 approximates its carrying amount of $0.7 million.  The carrying amount of the capital leases is based on the net present value of future minimum lease payments, as defined during the initial term of the leases.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(7)                                 Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss where the effect would be anti-dilutive.  The weighted average number of shares used in computing earnings per share was as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Basic	3,841,932	3,835,509	3,841,914	3,823,332

Diluted	3,842,036	3,835,509	3,841,914	3,823,332

(8)                                 Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed one ALCO store during the second quarter of fiscal 2012, whereas no stores were closed during the second quarter of fiscal 2011.  During the twenty-six weeks of fiscal 2012, the Company closed one ALCO store, whereas four Duckwall stores were closed during the twenty-six weeks of fiscal 2011.

(9)                                 New Debt Agreement

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, .N.A and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.

Based on the Company’s average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period, (as those terms are defined in the Facility), shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The Facility contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payment of dividends.

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

Strategy.  The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company has historically preferred markets that do not have direct competition from national or regional broad line retail stores.  Recently, the Company expanded its search for future store locations to include various urban markets that may have national or regional broad line retail stores in the proximity.  During the second half of fiscal 2012, the Company anticipates opening two pilot stores; one in Grand Prairie, TX (a suburb of Dallas, TX), and one in Houston, TX.  The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet.

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

Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company believes is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

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

Recent Events.

•                  On June 21, 2011, the Compensation Committee of the Board of Directors met and approved a new comprehensive Independent Director Compensation Policy, which provides for the amount and frequency of payment for the Company’s independent directors.

•                  On June 21, 2011, the Compensation Committee of the Board of Directors adopted a resolution which provided that the Compensation Committee shall not authorize or approve any new employment agreements between the Company and any Company employee that have any of the following provisions: (1) single-trigger change in control provisions; (2) evergreen provisions; or (3) tax gross-up provisions (collectively, these provisions are the “Prohibited Provisions”). The Compensation Committee has offered each Tom L. Canfield, Jr., Wayne S. Peterson and Edmond C. Beaith 7,500 stock options contingent on each of the stated executive officer’s execution of a new employment agreement that does not provide any Prohibited Provisions.

•                  On June 21, 2011, the Board of Directors approved and adopted new Amended and Restated Bylaws of the Company.

•                  On July 21, 2011, the Company closed on a new Credit Agreement with Wells Fargo National Association, which has a term of five years and provides the Company with a $120.0 million revolving credit facility and replaces the Company’s previous credit facility.

Key Items in Second Quarter Fiscal 2012.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2012 were:

•                  Net sales from continuing operations increased $8.9 million, or 7.9%, to $122.0 million compared to $113.1 million for the second quarter of fiscal 2011.

•                  Gross margin percentage decreased to 31.1% of sales compared to 31.9% in the second quarter of fiscal 2011.

•                  Net earnings per share were $0.32 compared to a net loss of $0.28 per share in the second quarter of fiscal 2011.

•                  Earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, pre-opening costs and store transformation project costs (“Adjusted EBITDA”) was $6.0 million compared to $1.7 million in the second quarter of fiscal 2011.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 31, 2011 Compared to Thirteen Weeks Ended August 1, 2010

Net Sales

Net sales from continuing operations increased $8.9 million, or 7.9%, in the second quarter of fiscal 2012 to $122.0 million compared to $113.1 million for the second quarter of fiscal 2011.  The increase in net sales is largely due to the 7.2% improvement in same store sales, excluding fuel centers, and sales generated by the five new stores opened during fiscal 2011.  The increase in net sales from new stores open the entire 13 weeks during the quarter ended July 31, 2011, but not open the entire 13 weeks during the quarter ended August 1, 2010, was $1.2 million.  The Company experienced consistent growth in its consumable categories as a result of expanded selling square footage, enhanced value proposition, and expanded product selection.  In addition, integration of new private label brands and stronger marketing and merchandise assortments are resonating with the customer.

Gross Margin

Gross margin in the second quarter of fiscal 2012 was $37.9 million compared to $36.1 million in the second quarter of fiscal 2011.  As a percentage of net sales, gross margin was 31.1% for the second quarter of fiscal 2012 compared to 31.9% in the second quarter of fiscal 2011.   The decrease in gross margin percentage was primarily attributable to an increase in the mix of lower margin business, primarily consumable categories, and increases in freight expenses.  Increases in lower margin business were not offset by commensurate growth in higher margin businesses.

SG&A

Selling, general and administrative (SG&A) expense decreased $2.5 million, or 7.3%, to $32.1 million in the second quarter of fiscal 2012 compared to $34.6 million in the second quarter of fiscal 2011.   As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2012 were 26.3%, compared to 30.6% for second quarter fiscal 2011.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”), was $31.9 million, or 26.2% of sales, in the second quarter of fiscal 2012, compared to $34.3 million, or 30.4% of sales, during the second quarter of fiscal 2011.  The decrease in SG&A expense is primarily attributable to reductions in store support center expenses ($1.0 million), same store expenses ($1.0 million), and warehouse expenses ($0.7 million), and partially offset by increases in non-same store expenses ($0.3 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $2.1 million in the second quarter of fiscal 2012 compared to $2.5 million in the second quarter of fiscal 2011.  The decrease was attributable to lower warehouse and corporate depreciation.

Interest Expense

Interest expense increased $0.9 million, or 128.6%, to $1.6 million in the second quarter of fiscal 2012 compared to $0.7 million in the second quarter of fiscal 2011.  As a result of the Company’s new revolving credit agreement, the second quarter of fiscal 2012 included a non-recurring charge of $0.5 million due to the accelerated recognition of certain deferred financing fees from the Company’s previous revolving credit agreement.  The remaining increase was primarily attributable to a higher average outstanding balance on the Company’s revolving loan facility during the second quarter of fiscal 2012, due primarily to an increase of inventory versus second quarter of fiscal 2011.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2012 was 37.0% compared to 34.3% in the second quarter of fiscal 2011.  The increase in effective tax rate is partially due to the impact of anticipated decreases in federal and state tax credits estimated for fiscal 2012 as compared to fiscal 2011.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.1 million in the second quarter of fiscal 2012 compared to income of $0.1 million, net of income tax expense, in the second quarter of fiscal 2011.  The Company closed one ALCO store during the second quarter of fiscal 2012, whereas no stores were closed during the second quarter of fiscal 2011.

Twenty-six Weeks Ended July 31, 2011 Compared to Twenty-six Weeks Ended August 1, 2010

Net Sales

Net sales from continuing operations for the twenty-six weeks ended July 31, 2011 increased $15.1 million, or 6.8%, to $236.2 million compared to $221.1 million during the twenty-six weeks ended August 1, 2010.  The increase in net sales is largely due to the 5.2% improvement in same store sales, excluding fuel centers, and sales generated by the five new stores opened during fiscal 2011.  The increase in net sales from new stores open the entire 26 weeks during the quarter ended July 31, 2011, but not open the entire 26 weeks during the quarter ended August 1, 2010, was $3.8 million.

Gross Margin

Gross margin for the twenty-six weeks ended July 31, 2011 increased $1.8 million, or 2.7%, to $71.0 million compared to $69.2 million during the twenty-six weeks ended August 1, 2010.  As a percentage of net sales, gross margin was 30.1% for the twenty-six weeks ended July 31, 2011 compared to 31.3% during the twenty-six weeks ended August 1, 2010.  Increases in lower margin business were not offset by commensurate growth in higher margin businesses.

SG&A

Selling, general and administrative (SG&A) expense decreased $2.9 million, or 4.3%, to $65.0 million for the twenty-six weeks ended July 31, 2011 compared to $67.9 million during the twenty-six weeks ended August 1, 2010.   As a percentage of net sales, SG&A expenses for the twenty-six weeks ended July 31, 2011 were 27.5%, compared to 30.7% during the twenty-six weeks ended August 1, 2010.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”), was $64.7 million, or 27.4% of sales, in the second quarter of fiscal 2012 compared to $67.3 million, or 30.4% of sales, during the second quarter of fiscal 2011.  The decrease in SG&A expense is primarily attributable to reductions in store support center expenses ($1.5 million), same store expenses ($1.1 million), and warehouse expenses ($1.0 million), and partially offset by increases in non-same store expenses ($0.7 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $4.3 million for the twenty-six weeks ended July 31, 2011 compared to $5.0 million during the twenty-six weeks ended August 1, 2010.  The decrease was attributable to lower warehouse and corporate depreciation.

Interest Expense

Interest expense increased $1.3 million, or 94.8%, to $2.7 million for the twenty-six weeks ended July 31, 2011 compared to $1.4 million during the twenty-six weeks ended August 1, 2010.  As a result of the Company’s new revolving credit agreement, the twenty-six weeks ended July 31, 2011 included a non-recurring charge of $0.5 million due to the accelerated recognition of certain deferred financing fees from the Company’s previous revolving credit agreement.  The remaining increase was primarily attributable to a higher average outstanding balance on the Company’s revolving loan facility, due primarily to an increase of inventory during the twenty-six weeks ended July 31, 2011.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the second quarter of fiscal 2012 was 37.4% compared to 33.1% in the second quarter of fiscal 2011.  The increase in effective tax rate is partially due to the impact of anticipated decrease in federal and state tax credits estimated for fiscal 2012 as compared to fiscal 2011.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.0 million for the twenty-six weeks ended July 31, 2011 compared to income of $0.1 million, net of income tax expense, in the twenty-six weeks ended August 1, 2010.  During the twenty-six weeks of fiscal 2012, the Company closed one ALCO store, whereas four Duckwall stores were closed during the twenty-six weeks of fiscal 2011.

Certain Non-GAAP Financial Measures

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures with respect to internal evaluation, review of performance and to compare the Company’s financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company’s performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
(dollars in thousands, except square footage ratios)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
SG&A Expenses Breakout
Store support center (1)	$4,694	$5,685	$10,057	$11,516
Distribution center	1,699	2,395	3,614	4,570
401K expense	—	102	—	125
Same-store SG&A	25,300	26,254	50,300	51,382
Non same-store SG&A (2)	320	73	808	90
Share-based compensation	82	119	182	200
SG&A as reported	32,095	34,628	64,961	67,883
Less:
Share-based compensation	(82)	(119)	(182)	(200)
Preopening store costs (2)	(3)	(183)	(3)	(382)
Executive and staff severance (1)	(55)	—	(131)	—
Adjusted SG&A	$31,954	$34,326	$64,645	$67,301

Adjusted SG&A % of sales	26.2%	30.4%	27.4%	30.4%

Sales per average selling square foot (3)	$27.88	$26.38	$53.98	$51.60

Adjusted Gross Margin dollars per average selling square feet (3)	$8.66	$8.41	$16.23	$16.14

Adjusted SG&A per average selling square foot (3)	$7.30	$8.01	$14.77	$15.70

Adjusted EBITDA per average selling square foot (3)(4)	$1.35	$0.40	$1.44	$0.44

Average inventory per average selling square foot (3)(5)(6)	$32.19	$25.80	$30.52	$26.22

Average selling square feet (3)	4,376	4,286	4,376	4,286

Total stores operating beginning of period	214	255	214	258
Total stores operating end of period	213	257	213	257
Total stores less than twelve months old	2	3	2	3
Total non same-stores	3	3	3	3

Supplemental Data:
Same-store adjusted gross margin dollar change	7.3%	(1.5)%	5.1%	(1.8)%
Same-store SG&A dollar change	(3.6)%	2.5%	(2.1)%	0.8%
Same-store total customer count change	(1.9)%	(4.7)%	(3.0)%	3.9%
Same-store average sale per ticket change	6.8%	0.7%	8.5%	(0.9)%

(1)         Store support center includes severance for second quarter fiscal 2012.

(2)         Non same-stores are those stores which have not reached their fourteenth period of operation.

(3)         Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2

(4)         Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet

(5)         Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2

(6)         Excludes inventory for unopened stores

Fiscal Year-to-Date 2012 Compared to Fiscal Year-to-Date 2011

Store support center expenses decreased $1.5 million, or 12.7%.  The net decrease reflects reduced expenses of $1.6 million — comprised of payroll and benefits ($0.8 million), legal and other professional fees ($0.6 million), travel expenses ($0.1 million), and relocation expense ($0.1 million), and partially offset by a net decrease in other income of $0.1 million.

Same-store SG&A expenses decreased $1.1 million, or 2.1%.  The net decrease was primarily attributable to reduced labor and benefits ($1.3 million) and reduced floor care costs ($0.2 million), and partially offset by increased net advertising costs ($0.4 million) and increased inventory service fees ($0.2 million).

Distribution center expenses decreased $1.0 million, or 20.9%.  The net decrease primarily reflects reduced payroll and benefits as a result of the partnership with AWG during fiscal 2011.

Non same-store SG&A expenses increased $0.7 million.  The Company opened five stores during fiscal 2011.  The Company has not yet opened any new stores during fiscal 2012.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		Thirteen Week Periods Ended		Trailing 52 Weeks Ended	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
(dollars in thousands)	Fiscal 2011	May 1, 2011	May 2, 2010	May 1, 2011	July 31, 2011	August 1, 2010	July 31, 2011
Net earnings (loss) from continuing operations (1)	$(3,471)	(1,900)	(2,221)	(3,150)	1,282	(1,168)	(700)
Plus:
Interest	3,502	1,069	674	3,897	1,649	721	4,825
Tax expense (benefit) (1)	(2,414)	(1,124)	(1,065)	(2,473)	755	(609)	(1,109)
Depreciation and amortization (1)	10,001	2,189	2,474	9,716	2,138	2,489	9,365
Share-based compensation	333	100	81	352	82	119	315
Preopening store costs (2)	543	—	199	344	3	183	164
Executive and staff severance	540	76	—	616	55	—	671
Store reset costs	895	—	—	895	—	—	895
AWG transition costs	210	—	—	210	—	—	210
=Adjusted EBITDA (1) (3)(4)(5)	10,139	410	142	10,407	5,964	1,735	14,636

Cash	4,189	5,720	5,186	5,720	6,431	3,690	6,431
Debt	59,072	64,815	34,569	64,815	65,380	40,090	65,380
Debt, net of cash	$54,883	59,095	29,383	59,095	58,949	36,400	58,949

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

(3)       For the trailing twelve periods ended July 31, 2011 the average open weeks for the Company’s two, non-same stores was 40 weeks.

(4)       During fiscal year 2011, the Company made changes in its executive management team and warehouse operations.  For the trailing twelve periods ended July 31, 2011, these initiatives resulted in approximately $1.6 million reduced SG&A expenses when compared to the same prior year trailing twelve periods.  The initiatives include, but are not limited to, executive and staff reduction.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At July 31, 2011, working capital (defined as current assets less current liabilities) was $132.8 million compared to $123.7 million at January 31, 2011.  The increase in working capital was primarily attributable to increased inventory.

On July 21, 2011, the Company entered into a five-year revolving credit agreement with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million revolving credit facility replaced the Company’s previous $120.0 million credit agreement and expires July 20, 2016.  The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120.0 million of financing in the form of a note payable and letters of credit.  The revolving loan note payable and letters of credit balance at July 31, 2011 was $60.0 million, resulting in an available line of credit at that date of $49.8 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of September 9, 2011, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash provided by (used in) operating activities in the twenty-six weeks of fiscal 2012 and fiscal 2011 was ($1.7) million and $9.3 million, respectively.  The decrease in net cash from operating activities was primarily due to an increase in inventory of $9.0 million and an increase in receivables of $3.7 million, partially offset by the decrease in net loss of $2.7 million.  The increase in receivables includes cash collateralized, in lieu of documentary letters of credit previously issued by Bank of America, N.A., as a result of the Company’s new five-year revolving Credit Agreement with Wells Fargo.

Cash used in investing activities in the twenty-six weeks of fiscal 2012 and fiscal 2011 was $1.8 million and $2.9 million, respectively.

Cash provided by (used in) financing activities in the twenty-six weeks of fiscal 2012 and fiscal 2011 was $5.8 million and ($7.9) million, respectively.  Net borrowings on the revolving loan generated $7.5 million during the twenty-six week period ended July 31, 2011 compared to net cash used of $5.2 million in the same period of fiscal 2011.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 30, 2011. There have been no significant developments with respect to our contractual obligations since January 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Merchandise Category:
Hardlines	35%	37%	34%	35%
Consumables and commodities	32%	31%	34%	33%
Apparel and accessories	17%	16%	16%	16%
Home furnishings and décor	16%	16%	16%	16%
Total	100%	100%	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2006, the Board of Directors of the Company authorized the Company to repurchase up to 200,000 shares of Common Stock, of which 25,534 shares had been purchased as of September 8, 2011.  On August 13, 2008 the Company announced that it was resuming its stock repurchase program.  Since August 13, 2008, 22,197 shares have been repurchased.  The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
As of January 30, 2011	25,534	15.16	25,534	174,466

First quarter:	—	—	—
Second quarter:
Month 1	—	—	—
Month 2	—	—	—
Month 3	—	—	—

As of July 31, 2011	25,534	$15.16	25,534	174,466

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Description

3.1

Amended and Restated Articles of Incorporation of Duckwall-ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K of the Company dated June 27, 2011.

4.1

Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above, and the Amended and Restated Bylaws described under 3.2 above.

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

10.7

Director Special Bonus Payment. On December 31, 2009, Royce Winsten, the Chairman of the Board of Directors of the Company, was awarded a special bonus for the amount of $50,000, which is incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated January 12, 2010.

10.8	Resignation of James M. Spencer, incorporated herein by reference to Exhibit 10.8 on Current Report Form 8-K of the Company dated February 8, 2010.

10.9

Loan and Security Agreement, dated as of February 10, 2010, between the Company and Bank of America, N.A., and Wells Fargo Retail Finance, LLC incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2010.

10.10

Employment Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.11

Stock Option Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.12

Resignation of Director. On March 2, 2010 James V. Worth resigned from the Board of Directors is incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company dated March 2, 2010.

10.13

Separation Agreement and Release, dated as of March 17, 2010, between the Company and Lawrence J. Zigerelli, is incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company dated March 16, 2010.

10.14

Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.15

Stock Option Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.16

Resignation of Director. On December 27, 2010 Raymond A.D. French resigned from the Board of Directors and such resignation is incorporated by reference to Exhibit 10.16 to the current Report on Form 8-K of the Company dated December 30, 2010.

10.17

Separation and Release Agreement dated May 13, 2010 between the Company and Jane F. Gilmartin is incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company dated May 19, 2010.

10.18	Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to

Exhibit 10.18 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.19	Resignation of Donny Johnson incorporated herein by reference to Exhibit 10.19 on Current Report Form 8-K of the Company dated July 15, 2010.

10.20

Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.20 on Current Report Form 8-K of the Company dated August 27, 2010.

10.21

Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.21 on Current Report Form 8-K of the Company dated September 9, 2010.

10.22

Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.22 on Current Report Form 8-K of the Company dated September 16, 2010.

10.23

Credit Agreement dated as of July 21, 2011, between Duckwall-ALCO Stores, Inc. and Wells Fargo National Bank Association incorporated by reference to Exhibit 10.23 on Current Report Form 8-K of the Company dated July 27, 2011.

10.24	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of the Company dated June 27, 2011.

31.1

Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K..

32.2

Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 9, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K..

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011, filed with the SEC on September 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the thirteen week and twenty-six week periods ended July 31, 2011 and August 1, 2010, (ii) the Consolidated Balance Sheet at July 31, 2011 and January 30, 2011, (iii) the Consolidated Statement of Cash Flows for the twenty-six week periods ended July 31, 2011 and August 1, 2010, and (iv) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	September 9, 2011
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	September 9, 2011
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)