Form 10-Q/A
period 2011-09-26
DUCKWALL ALCO STORES INC
filed 2011-09-27
CIK 30302

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES      X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES         NO      X

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,842,745 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 8, 2011.

Explanatory Note:

This Amendment No. 1 to the Form 10-Q for the quarterly period ended July 31, 2011 is being filed for the sole purpose of amending the following items under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations: (1) expanding the discussion of the Company's net sales results for the quarterly period ended July 31, 2011; (2) revising the amount of SG&A Expenses for the quarterly period ended July 31, 2011; (3) expanding the discussion of the Company's net sales results for the twenty-six weeks ended July 31, 2011 compared to the net sales results for the twenty-six weeks ended August 1, 2010; (4) revising certain financial data in the chart under the heading "Certain Non-GAAP Financial Measures"; and (5) revising certain financial data in the discussion of the Company's operations in Fiscal Year 2012 as compared to Fiscal Year 2011.

Attached as exhibits to this Form 10-Q/A are certifications from the Company's Chief Executive Officer and Chief Financial Officer to certify the information found in this Form 10-Q/A. This Form 10-Q/A includes and restates the language of the original Form 10-Q in its entirety, with the incorporation of the amendments as set forth above.

The original Form 10-Q filed on September 9, 2011 has been revised solely to reflect the changes above, and no other amendments, revisions or modifications have been made to the original Form 10-Q.  This Form 10-Q/A speaks only as of the date the original Form 10-Q was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the original Form 10-Q to give effect to any subsequent events.  Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q and the Company's other reports filed with the Securities Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

None of the changes made to the original Form 10-Q filed on September 9, 2011 affect or make any changes to the information in or related to the Interactive Data File formatted in Extensible Business Reporting Language (XBRL), which was included as Exhibit 101 to the original Form 10-Q filed on September 9, 2011. Such Interactive Data File is incorporated into this Form 10-Q/A by reference.

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

Duckwall-ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 31, 2011	August 1, 2010*	July 31, 2011	August 1, 2010*
Net sales	$121,991	$113,051	$236,214	$221,145
Cost of sales	84,072	76,990	165,195	151,968

Gross margin	37,919	36,061	71,019	69,177

Selling, general and administrative	32,095	34,628	64,961	67,883
Depreciation and amortization expenses	2,138	2,489	4,327	4,963

Total operating expenses	34,233	37,117	69,288	72,846

Operating income (loss) from continuing operations	3,686	(1,056)	1,731	(3,669)

Interest expense	1,649	721	2,718	1,395

Earnings (loss) from continuing operations before income taxes	2,037	(1,777)	(987)	(5,064)

Income tax expense (benefit)	755	(609)	(369)	(1,674)

Earnings (loss) from continuing operations	1,282	(1,168)	(618)	(3,390)

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $32, ($67), $8, and ($35), respectively	(52)	109	(12)	56
Net income (loss)	$1,230	$(1,059)	$(630)	$(3,334)

Earnings (loss) per share
Basic
Continuing operations	$0.33	$(0.31)	$(0.16)	$(0.89)
Discontinued operations	(0.01)	0.03	0.00	0.02

Net earnings (loss) per share	$0.32	$(0.28)	$(0.16)	$(0.87)

Earnings (loss) per share
Diluted
Continuing operations	$0.33	$(0.31)	$(0.16)	$(0.89)
Discontinued operations	(0.01)	0.03	0.00	0.02

Net earnings (loss) per share	$0.32	$(0.28)	$(0.16)	$(0.87)

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

Duckwall-ALCO Stores, Inc.
Notes to Unaudited Financial Statements

(1)           Basis of Presentation

The accompanying unaudited financial statements of Duckwall-ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company's fiscal 2011 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2011, these circulars were distributed 47 times in ALCO markets.  During fiscal 2012, the Company will distribute approximately 49 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  The Company also utilizes email and social media websites, such as Facebook and Twitter, to communicate additional savings and as reminders of advertisements in weekly circulars.  Email blasts are sent to approximately 250,000 subscribers, two or three times per week.  Net marketing and promotion costs represented approximately 1.0% of net sales in both fiscal years 2011 and 2010.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.

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

Recent Events.

•
On June 21, 2011, the Compensation Committee of the Board of Directors met and approved a new comprehensive Independent Director Compensation Policy, which provides for the amount and frequency of payment for the Company's independent directors.

•
On June 21, 2011, the Compensation Committee of the Board of Directors adopted a resolution which provided that the Compensation Committee shall not authorize or approve any new employment agreements between the Company and any Company employee that have any of the following provisions: (1) single-trigger change in control provisions; (2) evergreen provisions; or (3) tax gross-up provisions (collectively, these provisions are the "Prohibited Provisions"). The Compensation Committee has offered each Tom L. Canfield, Jr., Wayne S. Peterson and Edmond C. Beaith 7,500 stock options contingent on each of the stated executive officer's execution of a new employment agreement that does not provide any Prohibited Provisions.

•	On June 21, 2011, the Board of Directors approved and adopted new Amended and Restated Bylaws of the Company.
•
On July 21, 2011, the Company closed on a new Credit Agreement with Wells Fargo National Association, which has a term of five years and provides the Company with a $120.0 million revolving credit facility and replaces the Company's previous credit facility.

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

Same store sales, excluding fuel centers, for the thirteen weeks ended July 31, 2011 increased $8.0 million, or 7.2%, to $118.5 million compared to $110.5 million during the thirteen weeks ended August 1, 2010.  The increase in same store sales was primarily due to a 9.4% increase in the average sale per transaction and partially offset by a 2.0% decrease in comparable transactions.  The decline in comparable transactions for the thirteen weeks ended July 31, 2011 reflects decreases in transactions related to the Company’s decision to down size and/or exit certain businesses and redeploy selling square footage to businesses expected to increase average sales per transaction.  These businesses primarily include crafts, stationery, photo accessories, décor/giftware, and fabrics.

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

SG&A

Selling, general and administrative (SG&A) expense decreased $2.5 million, or 7.3%, to $32.1 million in the second quarter of fiscal 2012 compared to $34.6 million in the second quarter of fiscal 2011.   As a percentage of net sales, SG&A expenses for the second quarter of fiscal 2012 were 26.3%, compared to 30.6% for second quarter fiscal 2011.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”), was $32.0 million, or 26.2% of sales, in the second quarter of fiscal 2012, compared to $34.3 million, or 30.4% of sales, during the second quarter of fiscal 2011.  The decrease in SG&A expense is primarily attributable to reductions in store support center expenses ($1.0 million), same store expenses ($1.0 million), and warehouse expenses ($0.7 million), and partially offset by increases in non-same store expenses ($0.3 million).

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

Same store sales, excluding fuel centers, for the twenty-six weeks ended July 31, 2011 increased $11.4 million, or 5.2%, to $228.1 million compared to $216.7 million during the twenty-six weeks ended August 1, 2010.  The increase in same store sales was primarily due to an 8.1% increase in the average sale per transaction and partially offset by a 2.6% decrease in comparable transactions.  The decline in comparable transactions for the twenty-six weeks ended July 31, 2011 reflects decreases in transactions related to the Company’s decision to down size and/or exit certain businesses and redeploy selling square footage to businesses expected to increase average sales per transaction.  These businesses primarily include crafts, stationery, photo accessories, décor/giftware, and fabrics.

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

SG&A

Selling, general and administrative (SG&A) expense decreased $2.9 million, or 4.3%, to $65.0 million for the twenty-six weeks ended July 31, 2011 compared to $67.9 million during the twenty-six weeks ended August 1, 2010.   As a percentage of net sales, SG&A expenses for the twenty-six weeks ended July 31, 2011 were 27.5%, compared to 30.7% during the twenty-six weeks ended August 1, 2010.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”), was $64.6 million, or 27.4% of sales, in the second quarter of fiscal 2012 compared to $67.3 million, or 30.4% of sales, during the second quarter of fiscal 2011.  The decrease in SG&A expense is primarily attributable to reductions in store support center expenses ($1.5 million), same store expenses ($1.1 million), and warehouse expenses ($1.0 million), and partially offset by increases in non-same store expenses ($0.7 million).

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
(dollars in thousands, except square footage ratios)	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
SG&A Expenses Breakout
Store support center (1)	$4,694	$5,685	$10,057	$11,516
Distribution center	1,699	2,395	3,614	4,570
401K expense	—	102	—	125
Same-store SG&A	25,299	26,129	50,301	51,064
Non same-store SG&A (2)	321	198	807	408
Share-based compensation	82	119	182	200
SG&A as reported	32,095	34,628	64,961	67,883
Less:
Share-based compensation	(82)	(119)	(182)	(200)
Preopening store costs (2)	(3)	(183)	(3)	(382)
Executive and staff severance (1)	(55)	—	(131)	—
Adjusted SG&A	$31,955	$34,326	$64,644	$67,301

Adjusted SG&A % of sales	26.2%	30.4%	27.4%	30.4%

Sales per average selling square foot (3)	$27.88	$26.38	$53.98	$51.60

Adjusted Gross Margin dollars per average selling square feet (3)	$8.66	$8.41	$16.23	$16.14

Adjusted SG&A per average selling square foot (3)	$7.30	$8.01	$14.77	$15.70

Adjusted EBITDA per average selling square foot (3)(4)	$1.36	$0.40	$1.46	$0.44

Average inventory per average selling square foot (3)(5)(6)	$32.19	$25.80	$30.52	$26.22

Average selling square feet (3)	4,376	4,286	4,376	4,286

Total stores operating beginning of period	214	255	214	258
Total stores operating end of period	213	257	213	257
Total stores less than twelve months old	2	3	2	3
Total non same-stores	3	3	3	3

Supplemental Data:
Same-store adjusted gross margin dollar change	4.3%	(11.6)%	1.3%	(11.1)%
Same-store SG&A dollar change	(3.2)%	2.7%	(1.5)%	0.8%
Same-store total customer count change	(2.0)%	(4.4)%	(2.6)%	(3.2)%
Same-store average sale per ticket change	9.4%	(2.8)%	8.1%	(1.8)%

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

 Fiscal Year-to-Date 2012 Compared to Fiscal Year-to-Date 2011

Store support center expenses decreased $1.5 million, or 12.7%.  The net decrease reflects reduced expenses of $1.6 million – comprised of payroll and benefits ($0.8 million), legal and other professional fees ($0.6 million), travel expenses ($0.1 million), and relocation expense ($0.1 million), and partially offset by a net decrease in other income of $0.1 million.

Same-store SG&A expenses decreased $0.8 million, or 1.5%.  The net decrease was primarily attributable to reduced labor and benefits ($1.0 million) and reduced floor care costs ($0.2 million), and partially offset by increased net advertising costs ($0.4 million) and increased inventory service fees ($0.2 million).

Distribution center expenses decreased $1.0 million, or 20.9%.  The net decrease primarily reflects reduced payroll and benefits as a result of the partnership with AWG during fiscal 2011.

Non same-store SG&A expenses increased $0.4 million.  The Company opened five stores during fiscal 2011.  The Company has not yet opened any new stores during fiscal 2012.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2011, filed with the SEC on September 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Operations for the thirteen week and twenty-six week periods ended July 31, 2011 and August 1, 2010, (ii) the Consolidated Balance Sheet at July 31, 2011 and January 30, 2011, (iii) the Consolidated Statement of Cash Flows for the twenty-six week periods ended July 31, 2011 and August 1, 2010, and (iv) Notes to Consolidated Financial Statements.

Exhibit Index as of September 26, 2011 for this Form 10-Q/A

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 26, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 26, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated September 26, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Amendment No. 1 of the Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated September 26, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Amendment No. 1 to this Quarterly Report on Form 10-Q/A for the quarter ended July 31, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	September 26, 2011
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	September 26, 2011
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)