Form 10-Q
period 2011-10-30
DUCKWALL ALCO STORES INC
filed 2011-12-09
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,842,745 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of December 8, 2011.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share and per share amounts)
	October 30, 2011	January 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,125	$4,189
Receivables	8,693	6,847
Prepaid income taxes	72	168
Inventories	195,368	151,079
Prepaid expenses	3,789	3,720
Deferred income taxes	3,965	2,563
Property held for sale	664	884
Total current assets	215,676	169,450

Property and equipment, at cost:
Land and land improvements	1,834	1,496
Buildings and building improvements	11,847	11,828
Furniture, fixtures and equipment	70,319	69,924
Transportation equipment	803	1,305
Leasehold improvements	16,899	16,449
Construction work in progress	3,495	350
Total property and equipment	105,197	101,352
Less accumulated depreciation and amortization	77,460	72,788
Net property and equipment	27,737	28,564

Property under capital leases	22,254	22,254
Less accumulated amortization	11,300	10,727
Net property under capital leases	10,954	11,527

Deferred income taxes — non current	1,025	2,180
Other non-current assets	823	990
Total assets	$256,215	$212,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$263	$1,414
Current maturities of capital lease obligations	553	703
Accounts payable	48,463	25,968
Accrued salaries and commissions	4,188	4,133
Accrued taxes other than income	4,991	4,822
Self-insurance claim reserves	3,933	4,139
Other current liabilities	4,556	4,608
Total current liabilities	66,947	45,787

Notes payable under revolving loan	68,217	45,282
Capital lease obligations - less current maturities	11,178	11,673
Deferred gain on leases	3,536	3,826
Other non-current liabilities	2,454	1,850
Total liabilities	152,332	108,418

Stockholders’ equity:
Common stock, $.0001 par value, 20,000,000 authorized shares; 3,842,745 and 3,841,895 shares issued and outstanding at October 30, 2011 and January 30, 2011, respectively	1	1
Additional paid-in capital	40,143	40,003
Retained earnings	63,739	64,289
Total stockholders’ equity	103,883	104,293
Total liabilities and stockholders’ equity	$256,215	$212,711

—————————————————————————
See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 30, 2011	October 31, 2010*	October 30, 2011	October 31, 2010*
Net sales	$109,826	$106,055	$346,039	$327,200
Cost of sales	76,053	72,625	241,247	224,593

Gross margin	33,773	33,430	104,792	102,607

Selling, general and administrative	33,105	33,899	98,066	101,783
Depreciation and amortization expenses	2,106	2,570	6,432	7,533

Total operating expenses	35,211	36,469	104,498	109,316

Other operating income	2,270	—	2,270	—

Operating income (loss) from continuing operations	832	(3,039)	2,564	(6,709)

Interest expense	619	1,015	3,336	2,410

Earnings (loss) from continuing operations before income taxes	213	(4,054)	(772)	(9,119)

Income tax expense (benefit)	76	(2,067)	(292)	(3,741)

Earnings (loss) from continuing operations	137	(1,987)	(480)	(5,378)

Earnings (loss) from discontinued operations, net of income tax
(benefit) of ($35), ($74), ($43), and ($40), respectively	(57)	(122)	(70)	(65)
Net income (loss)	$80	$(2,109)	$(550)	$(5,443)

Earnings (loss) per share
Basic
Continuing operations	$0.04	$(0.52)	$(0.12)	$(1.40)
Discontinued operations	(0.02)	(0.03)	(0.02)	(0.02)

Net earnings (loss) per share	$0.02	$(0.55)	$(0.14)	$(1.42)

Earnings (loss) per share
Diluted
Continuing operations	$0.04	$(0.52)	$(0.12)	$(1.40)
Discontinued operations	(0.02)	(0.03)	(0.02)	(0.02)

Net earnings (loss) per share	$0.02	$(0.55)	$(0.14)	$(1.42)

————————————————————————————————————————
*Fiscal year 2011 amounts have been revised to reflect the change in accounting for inventory.
  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	October 30, 2011	October 31, 2010*

Cash flows from operating activities:
Net loss	$(550)	$(5,443)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,434	7,571
Gain on sale of assets	(87)	(6)
Share-based compensation	274	268
Tax impact of stock options exercised (expired)	(134)	13
Deferred income taxes	(247)	(46)
Proceeds from insurance settlement	(2,270)	—
Changes in:
Receivables	(1,846)	2,061
Prepaid expenses	(69)	(3,402)
Inventories	(44,289)	(36,772)
Prepaid income taxes	96	(210)
Accounts payable	22,495	22,935
Accrued salaries and commissions	55	820
Accrued taxes other than income	169	1,501
Self-insured claims reserves	(206)	(616)
Other assets and liabilities	948	590
Net cash used in operating activities	(19,227)	(10,736)

Cash flows from investing activities:
Proceeds from the sale of assets	458	842
Proceeds from insurance settlement	2,270	—
Acquisition of property and equipment	(5,184)	(6,098)
Net cash used in investing activities	(2,456)	(5,256)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	22,935	19,706
Proceeds from exercise of outstanding stock options	—	442
Refinancing costs on revolving loan and term loan fees	(520)	(1,300)
Pay downs under term loan	(1,151)	(1,080)
Principal payments under capital lease obligations	(645)	(1,584)
Net cash provided by financing activities	20,619	16,184

Net increase (decrease) in cash and cash equivalents	(1,064)	192
Cash and cash equivalents at beginning of period	4,189	5,164

Cash and cash equivalents at end of period	$3,125	$5,356

————————————————————————————————————————
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

Fiscal 2012 and 2011 are both 52-week fiscal years consisting of four thirteen week periods referred to as quarters. The thirteen weeks ended October 30, 2011 and October 31, 2010 are referred to herein as the third quarter of fiscal 2012 and 2011, respectively.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in the loss from discontinued operations, net of income tax benefit line of the Statements of Operations.

(2)           Change in Accounting Method

During the fourth quarter of fiscal year 2011, the Company elected to change its method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO).  The change has been applied retrospectively to all periods presented for fiscal year 2011.  The change increased cost of sales, operating loss, and pre-tax net loss by $0.1 million for the thirteen weeks ended October 31, 2010.  In addition, the change from LIFO to FIFO increased cost of sales, operating loss, and pre-tax net loss by $0.2 million for the thirty-nine weeks ended October 31, 2010.

(3)           Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the third quarter of fiscal 2012 and the third quarter of fiscal 2011, share-based compensation decreased pre-tax income by $0.1 million.  For both the thirty-nine weeks ended October 30, 2011 and October 31, 2010, share-based compensation decreased pre-tax income by $0.3 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  As of October 30, 2011, the Company had 272,620 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of October 30, 2011, the Company had 96,457 shares remaining to be issued under this plan.  Upon exercise, the Company issues these shares from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2012 and 2011:

	Year Ended	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 30, 2011	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Stock options granted	145,000	—	45,000	22,500	145,000

Weighted average exercise price	$13.91	—	12.94	10.60	13.91

Weighted average grant date fair value	$6.12	—	5.60	4.65	6.12

The weighted average for key assumptions used in determining the fair value of options granted in the periods indicated together with a summary of the methodology applied to develop each assumption are as follows:

	Year Ended	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 30, 2011	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Expected price volatility	52.0%	N/A	54.0%	58.4%	52.0%

Risk-free interest rate	1.3%	N/A	0.8%	0.9%	1.3%

Weighted average expected lives in years	4.6	N/A	4.3	3.8	4.6

Dividend yield	0.0%	N/A	0.0%	0.0%	0.0%

N/A – No stock options were issued during the thirteen week period ended October 30, 2011.

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

As of October 30, 2011, total unrecognized share-based compensation related to non-vested stock options is $0.6 million with a weighted average expense recognition period of 2.5 years.

(4)           Accounting for Income Taxes

The Company’s federal income tax returns for fiscal 2008 through fiscal 2010 remain open for examination.  The Company files in numerous state jurisdictions with varying statutes of limitations. In accordance with the respective statutes of limitations, the Company’s state returns from fiscal 2007 through fiscal 2010 or fiscal 2008 through fiscal 2010 remain open for examination.

(5)           Fair Value Measurements

The financial instruments of the Company consist of cash and cash equivalents, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.   For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  Based on the borrowing rates currently available to the Company for debt with similar terms, the fair value of term debt at October 30, 2011 approximates its carrying amount of $0.3 million.  The carrying amount of the capital leases is based on the net present value of future minimum lease payments, as defined during the initial term of the leases.  For all other financial instruments including cash and cash equivalents, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Basic	3,842,745	3,840,796	3,842,745	3,829,152

Diluted	3,842,745	3,840,796	3,842,745	3,829,152

(7)          Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company did not close any stores during the third quarter of fiscal 2012, whereas one Duckwall store was closed during the third quarter of fiscal 2011.  During the thirty-nine weeks of fiscal 2012, the Company closed one ALCO store, whereas five Duckwall stores were closed during the thirty-nine weeks of fiscal 2011.

(8)           New Debt Agreement

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new Facility.

Based on the Company’s average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Facility) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The Facility contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payment of dividends.

(9)           Insurance Settlement

On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company (the “Insurer”) for damage sustained during the second quarter of fiscal 2012, due to wind and hail.  The settlement amount represented an appearance allowance for the roofs at the Company’s corporate office and distribution center in Abilene, Kansas.  The Insurer determined the roofs continue to be functional as is without making repairs, that the life expectancy of the standing seam roofs were not compromised, and advised the Company that the damage and subsequent settlement would not affect the future insurability of the roofs, nor would it affect any future property claims should these roofs sustain future damage from an insured peril.

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

OVERVIEW

Economic conditions:  Macroeconomic conditions have caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.

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

Strategy.  The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company has historically preferred markets that do not have direct competition from national or regional broad line retail stores.  Recently, the Company expanded its search for future store locations to include various urban markets that may have national or regional broad line retail stores in the proximity.  During the third quarter, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November; one in Pasadena, TX and one in Houston, TX.  The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2011, these circulars were distributed 47 times in ALCO markets.  During fiscal 2012, the Company will distribute approximately 49 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  The Company also utilizes email and social media websites, such as Facebook and Twitter, to communicate additional savings and as reminders of advertisements in weekly circulars.  Email blasts are sent to approximately 250,000 subscribers, two or three times per week.  Net marketing and promotion costs represented approximately 1.0% of net sales in both fiscal years 2011 and 2010.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles, cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.

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

Key Items in Third Quarter Fiscal 2012.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2012 were:

•	Net sales from continuing operations increased $3.8 million, or 3.6%, to $109.8 million compared to $106.1 million for the third quarter of fiscal 2011.
•	Gross margin percentage decreased to 30.8% of sales compared to 31.5% in the third quarter of fiscal 2011.
•	Net earnings per share were $0.02 compared to a net loss of $0.55 per share in the third quarter of fiscal 2011.
•
Earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, pre-opening costs and store transformation project costs (“Adjusted EBITDA”) was $1.0 million compared to $0.7 million in the third quarter of fiscal 2011.

 RESULTS OF OPERATIONS

Thirteen Weeks Ended October 30, 2011 Compared to Thirteen Weeks Ended October 31, 2010

Net Sales

Net sales from continuing operations increased $3.8 million, or 3.6%, in the third quarter of fiscal 2012 to $109.8 million compared to $106.1 million for the third quarter of fiscal 2011.  The increase in net sales is largely due to the 2.7% improvement in same store sales, excluding fuel centers, and sales generated by new stores that are not included in same store sales.  Same store results include sales from stores open at least 14 months and remain open at the end of the reporting period.  Sales generated by new stores that are not included in same store sales were $0.8 million.  The Company experienced consistent growth in its consumable categories as a result of expanded selling square footage, enhanced value proposition, and expanded product selection.  In addition, integration of new private label brands and stronger marketing and merchandise assortments are resonating with the customer.

Same store sales, excluding fuel centers, for the thirteen weeks ended October 30, 2011 increased $2.8 million, or 2.7%, to $107.0 million compared to $104.2 million during the thirteen weeks ended October 31, 2010.  The increase in same store sales was primarily due to a 6.9% increase in the average sale per transaction and partially offset by a 3.9% decrease in comparable transactions.  The decline in comparable transactions for the thirteen weeks ended October 30, 2011 reflects decreases in transactions related to the Company’s decision to down size and/or exit certain businesses and redeploy selling square footage to businesses expected to increase average sales per transaction.  These businesses primarily include crafts, stationery, photo accessories, décor/giftware, and fabrics.

Gross Margin

Gross margin in the third quarter of fiscal 2012 was $33.8 million compared to $33.4 million in the third quarter of fiscal 2011.  As a percentage of net sales, gross margin was 30.8% for the third quarter of fiscal 2012 compared to 31.5% in the third quarter of fiscal 2011.   The decrease in gross margin percentage was primarily attributable to an increase in the mix of lower margin business, primarily consumable categories, and increases in freight expenses.  Increases in lower margin business were not offset by commensurate growth in higher margin businesses.

SG&A

Selling, general and administrative (SG&A) expense decreased $0.8 million, or 2.3%, to $33.1 million in the third quarter of fiscal 2012 compared to $33.9 million in the third quarter of fiscal 2011.   As a percentage of net sales, SG&A expense for the third quarter of fiscal 2012 was 30.1%, compared to 32.0% for third quarter fiscal 2011.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”) was $32.8 million, or 29.8% of sales, in the third quarter of fiscal 2012, compared to $33.7 million, or 31.7% of sales, during the third quarter of fiscal 2011.  The decrease in Adjusted SG&A Expense is primarily attributable to reductions in store support center expenses ($0.6 million) and warehouse expenses ($0.5 million), and partially offset by increases in non-same store expenses ($0.4 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $2.1 million in the third quarter of fiscal 2012 compared to $2.6 million in the third quarter of fiscal 2011.  The decrease was primarily attributable to lower warehouse and corporate depreciation.

Other Operating Income

Other operating income was $2.3 million in the third quarter of fiscal 2012.  This amount represents the insurance settlement received for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

Interest Expense

Interest expense decreased $0.4 million, or 39.0%, to $0.6 million in the third quarter of fiscal 2012 compared to $1.0 million in the third quarter of fiscal 2011.  On July 21, 2011, the Company entered into a five-year revolving Credit Agreement with Wells Fargo Bank, National Association and Wells Capital Finance, LLC.  The Credit Agreement was in effect during the entire third quarter of fiscal 2012 and provides many benefits, including a 150 basis point reduction in interest rates and access to more availability through an increase of advance rates on the collateral.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the third quarter of fiscal 2012 was 35.7% compared to 51.0% in the third quarter of fiscal 2011.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.1 million in the third quarter for both fiscal 2012 and fiscal 2011.  The Company did not close any stores during the third quarter of fiscal 2012, whereas one Duckwall store was closed during the third quarter of fiscal 2011

Thirty-nine Weeks Ended October 30, 2011 Compared to Thirty-nine Weeks Ended October 31, 2010

Net Sales

Net sales from continuing operations for the thirty-nine weeks ended October 30, 2011 increased $18.8 million, or 5.8%, to $346.0 million compared to $327.2 million during the thirty-nine weeks ended October 31, 2010.  The increase in net sales is largely due to the 4.4% improvement in same store sales, excluding fuel centers, and sales generated by new stores that are not included in same store sales.  Same store results include sales from stores open at least 14 months and remain open at the end of the reporting period.  Sales generated by new stores that are not included in same store sales, was $4.5 million.

Same store sales, excluding fuel centers, for the thirty-nine weeks ended October 30, 2011 increased $14.2 million, or 4.4%, to $335.1 million compared to $320.9 million during the thirty-nine weeks ended October 31, 2010.  The increase in same store sales was primarily due to a 7.7% increase in the average sale per transaction and partially offset by a 3.0% decrease in comparable transactions.  The decline in comparable transactions for the thirty-nine weeks ended October 30, 2011 reflects decreases in transactions related to the Company’s decision to down size and/or exit certain businesses and redeploy selling square footage to businesses expected to increase average sales per transaction.  These businesses primarily include crafts, stationery, photo accessories, décor/giftware, and fabrics.

Gross Margin

Gross margin for the thirty-nine weeks ended October 30, 2011 increased $2.2 million, or 2.1%, to $104.8 million compared to $102.6 million during the thirty-nine weeks ended October 31, 2010.  As a percentage of net sales, gross margin was 30.3% for the thirty-nine weeks ended October 30, 2011 compared to 31.4% during the thirty-nine weeks ended October 31, 2010.  Increases in lower margin business were not offset by commensurate growth in higher margin businesses.

SG&A

Selling, general and administrative (SG&A) expense decreased $3.7 million, or 3.7%, to $98.1 million for the thirty-nine weeks ended October 30, 2011 compared to $101.8 million during the thirty-nine weeks ended October 31, 2010.   As a percentage of net sales, SG&A expense for the thirty-nine weeks ended October 30, 2011 was 28.3%, compared to 31.1% during the thirty-nine weeks ended October 31, 2010.  SG&A, excluding share-based compensation, executive severance, and preopening costs, (“Adjusted SG&A Expenses”), was $97.4 million, or 28.2% of sales, in the third quarter of fiscal 2012 compared to $100.5 million, or 30.7% of sales, during the third quarter of fiscal 2011.  The decrease in Adjusted SG&A Expense is primarily attributable to reductions in store support center expenses ($2.1 million), warehouse expenses ($1.5 million), and same store expenses ($0.7 million), and partially offset by increases in non-same store expenses ($0.8 million).

 Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $6.4 million for the thirty-nine weeks ended October 30, 2011 compared to $7.5 million during the thirty-nine weeks ended October 31, 2010.  The decrease was attributable to lower warehouse and corporate depreciation.

 Other Operating Income

Other operating income was $2.3 million for the thirty-nine weeks ended October 30, 2011.  This amount represents the insurance settlement received for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

Interest Expense

Interest expense increased $0.9 million, or 38.4%, to $3.3 million for the thirty-nine weeks ended October 30, 2011 compared to $2.4 million during the thirty-nine weeks ended October 31, 2010.  As a result of the Company’s new revolving credit agreement, the thirty-nine weeks ended October 30, 2011 included a non-recurring charge of $0.5 million due to the accelerated recognition of certain deferred financing fees from the Company’s previous revolving credit agreement.  The remaining increase was primarily attributable to a higher average outstanding balance on the Company’s revolving loan facility, due primarily to an increase of inventory during the thirty-nine weeks ended October 30, 2011.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes was 37.8% for the thirty-nine weeks ended October 30, 2011 compared to 41.0% for the thirty-nine weeks ended October 31, 2010.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.1 million for both the thirty-nine weeks ended October 30, 2011 and October 31, 2010.  During the thirty-nine weeks ended October 30 2011, the Company closed one ALCO store, whereas five Duckwall stores were closed during the thirty-nine weeks ended October 31, 2010.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
(dollars in thousands, except square footage ratios)	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
SG&A Expenses Breakout
Store support center (1)	$4,755	$5,350	$14,812	$16,866
Distribution center	2,050	2,545	5,665	7,115
401K expense (benefit)	(53)	101	(53)	226
Same-store SG&A	25,703	25,678	76,003	76,743
Non same-store SG&A (2)	559	157	1,365	565
Share-based compensation	92	68	274	268
SG&A as reported	33,105	33,899	98,066	101,783

Less:
Share-based compensation	(92)	(68)	(274)	(268)
Preopening store costs (2)	(233)	(110)	(236)	(492)
Executive and staff severance (1)	—	(60)	(131)	(540)
Adjusted SG&A	$32,780	$33,661	$97,425	$100,483

Adjusted SG&A % of sales	29.8%	31.7%	28.2%	30.7%

Sales per average selling square foot (3)	$25.03	$24.53	$78.88	$76.35

Adjusted Gross Margin dollars per average selling square foot (3)	$7.70	$7.73	$23.89	$23.94

Adjusted SG&A per average selling square foot (3)	$7.47	$7.79	$22.21	$23.45

Adjusted EBITDA per average selling square foot (3)(4)	$0.23	$0.15	$2.20	$0.50

Average inventory per average selling square foot (3)(5)	$34.99	$28.93	$33.87	$29.61

Average selling square feet (3)	4,387	4,323	4,387	4,286

Total stores operating beginning of period	213	257	213	257
Total stores operating end of period	214	257	214	257
Total stores less than twelve months old	2	4	2	4
Total non same-stores	3	4	3	4

Supplemental Data:
Same-store adjusted gross margin dollar change	0.3%	(2.7)%	0.9%	(8.5)%
Same-store SG&A dollar change	0.1%	0.5%	(1.0)%	0.7%
Same-store total customer count change	(3.9)%	(2.2)%	(3.0)%	(2.9)%
Same-store average sale per ticket change	6.9%	0.1%	7.7%	(1.2)%

(1) Store support center includes severance.
(2) Non same-stores are those stores which have not reached their fourteenth month of operation.
(3) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2.
(4) Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet.
(5) Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2.

Fiscal Year-to-Date 2012 Compared to Fiscal Year-to-Date 2011

Store support center expenses decreased $2.1 million, or 12.2%.  The net decrease was primarily attributable to reduced payroll and benefits ($1.0 million), legal and other professional fees ($0.6 million), travel expenses ($0.2 million), and relocation expense ($0.3 million), and partially offset by a net decrease in other income of $0.1 million.

Same-store SG&A expenses decreased $0.7 million, or 1.0%.  The net decrease was primarily attributable to reduced labor and benefits ($1.5 million) and reduced floor care costs ($0.2 million), and partially offset by increased net advertising costs ($0.4 million), increased credit/debit card transaction fees ($0.2 million), and increased inventory service fees ($0.3 million).

Distribution center expenses decreased $1.5 million, or 20.4%.  The net decrease was primarily attributable to reduced payroll and benefits as a result of the partnership with AWG during fiscal 2011.

Non same-store SG&A expenses increased $0.8 million.  The increase primarily relates to timing of the five new store openings during fiscal 2011.  During fiscal 2012, SG&A expenses for these new stores were non-same, until the 14th month of operation.  In addition, the Company opened one new store during fiscal 2012.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		Twenty-Six Week Periods Ended		Trailing 52 Weeks Ended	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
(dollars in thousands)	Fiscal 2011	July 31, 2011	August 1, 2010	July 31, 2011	October 30, 2011	October 31, 2010	October 30, 2011
Net earnings (loss) from continuing operations (1)	$(3,471)	(617)	(3,391)	(697)	137	(1,987)	1,427
Plus:
Interest	3,502	2,717	1,395	4,824	619	1,015	4,428
Tax expense (benefit) (1)	(2,414)	(368)	(1,673)	(1,109)	76	(2,067)	1,034
Depreciation and amortization (1)	10,001	4,327	4,963	9,365	2,106	2,570	8,901
Share-based compensation	333	182	200	315	92	68	339
Insurance settlement (4)	—	—	—	—	(2,270)	—	(2,270)
Preopening store costs (2)	543	3	382	164	233	110	287
Executive and staff severance	540	131	480	191	—	60	131
Store reset costs	895	—	—	895	—	895	—
AWG transition costs	210	—	—	210	—	—	210
=Adjusted EBITDA (1) (3)	10,139	6,375	2,356	14,158	993	664	14,487

Cash	4,189	6,431	3,690	6,431	3,125	5,356	3,125
Debt	59,072	65,380	40,090	65,380	80,211	64,571	80,211
Debt, net of cash	$54,883	58,949	36,400	58,949	77,086	59,215	77,086

(1)	These amounts may not agree with 10-Qs of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(2)
These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year.  These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3)
During fiscal year 2011, the Company made changes in its executive management team and warehouse operations.  For the trailing 52 weeks ended October 30, 2011, these initiatives resulted in approximately $1.6 million reduced SG&A expenses when compared to the same prior year trailing 52 weeks.  The initiatives include, but are not limited to, executive and staff reduction.

(4)
On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company (the “Insurer”) for damage sustained during the second quarter of fiscal 2012, due to wind and hail.  The settlement amount represented an appearance allowance for the roofs at the Company’s corporate office and distribution center in Abilene, Kansas.  The Insurer determined the roofs continue to be functional as is without making repairs, that the life expectancy of the standing seam roofs were not compromised, and advised the Company that the damage and subsequent settlement would not affect the future insurability of the roofs, nor would it affect any future property claims should these roofs sustain future damage from an insured peril.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash flows from operations and borrowings under its revolving loan credit facility.

At October 30, 2011, working capital (defined as current assets less current liabilities) was $148.7 million compared to $123.7 million at January 31, 2011.  The increase in working capital was primarily attributable to increased inventory.

The Company uses its revolving loan credit facility and vendor trade credit financing (accounts payable) to fund the build-up of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements. The revolving loan credit facility provides up to $120.0 million of financing in the form of a note payable and letters of credit.  The revolving loan note payable and letters of credit balance at October 30, 2011 was $75.8 million, resulting in an available line of credit at that date of $44.2 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. As of December 9, 2011, the Company believes it is in compliance with all covenants and subjective acceleration clauses of the debt agreements.

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

Cash used in operating activities in the thirty-nine weeks ended October 30, 2011 and October 31, 2010 was $19.2 million and $10.7 million, respectively.  The increase in net cash used in operating activities was primarily due to an increase in inventory, less an increase in accounts payable, of $21.8 million and an increase in receivables of $1.8 million; partially offset by net operating income, excluding depreciation and amortization, and decreases in other assets and liabilities.

Cash used in investing activities in the thirty-nine weeks ended October 30, 2011 and October 31, 2010 was $2.5 million and $5.3 million, respectively.  On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company for damage sustained during the second quarter of fiscal 2012.

Cash provided by financing activities in the thirty-nine weeks ended October 30, 2011 and October 31, 2010 was $20.6 million and $16.2 million, respectively.  Net borrowings on the revolving loan generated $22.9 million during the thirty-nine week period ended October 30, 2011 compared to net borrowings of $19.7 million in the same period of fiscal 2011.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 30, 2011. There have been no significant developments with respect to our contractual obligations since January 30, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Merchandise Category:
Consumables and commodities	37%	35%	35%	34%
Hardlines	29%	31%	33%	34%
Apparel and accessories	17%	17%	17%	16%
Home furnishings and décor	17%	17%	15%	16%
Total	100%	100%	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of October 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
As of January 30, 2011	25,534	15.16	25,534	174,466

First quarter:	—	—	—
Second quarter:
Third quarter:	—	—	—
Month 1	—	—	—
Month 2	—	—	—
Month 3	—	—	—

As of October 30, 2011	25,534	$15.16	25,534	174,466

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

3.2	Amended and Restated Bylaws of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company dated June 27, 2011.

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

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2011, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K..

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated December 9, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q for the quarter ended October 30, 2011 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K..

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2011, filed with the SEC on December 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended October 30, 2011 and October 31, 2010, (ii) the Consolidated Balance Sheet at October 30, 2011 and January 30, 2011, (iii) the Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 30, 2011 and October 31, 2010, and (iv) Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	December 9, 2011
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	December 9, 2011
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)