Form 10-K
period 2012-01-29
DUCKWALL ALCO STORES INC
filed 2012-04-13
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2012

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [x]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the 3,842,745 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant was $43,038,744 as of July 31, 2011 based on a closing sale price of $11.20 per share.  As of April 12, 2012, there were 3,811,018 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part I and III hereof.

DUCKWALL-ALCO FISCAL 2012 FORM 10-K

 PART I

ITEM 1.	BUSINESS

History

 Duckwall-ALCO Stores, Inc., (the “Company” or “Registrant”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to broad line retailing when it opened its first ALCO store. The Company’s overall business strategy involves identifying and opening ALCO stores in towns that will provide the Company with the highest return on investment.  As of January 29, 2012, the Company operates 216 ALCO stores located in the central United States.

 The Company meets the requisite standard of a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.

General

The Company is a regional retailer operating 216 stores in 23 states. The Company’s historical strategy has been to target smaller markets not served by other regional or national broad line retail chains and to provide the most convenient access to retail shopping within each market. The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.
The Company has historically preferred markets that do not have direct competition from national or regional broad line retail stores.  Recently, the Company expanded its search for future store locations to include various urban markets that may have national or regional broad line retail stores in the near proximity.  During the third quarter of fiscal 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November; one in Pasadena, TX and one in Houston, TX.

Of the Company’s 216 ALCO stores, more than 70% operate in primary markets that do not have another broad line retailer.  The current ALCO store averages approximately 21,000 square feet of selling space. The Company’s store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,000 square feet of selling space. All of the Company’s stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

For fiscal years 2012 and 2011, the percentages of sales by product category were as follows:

	2012	2011
Merchandise Category:
Consumables and commodities	34%	36%
Hardlines	34%	33%
Apparel and accessories	16%	16%
Home furnishings and décor	16%	15%
Total	100%	100%

Business Strategy

 The Company intends to focus on executing a business strategy that includes the following key components:

Markets:  The Company intends to open ALCO stores in under-served markets.  Historically, this strategy primarily included towns with populations less than 5,000 that are in trade areas with populations of less than 16,000 where:  (1) there is no direct competition from national or regional broad line retailers; (2) economic and demographic criteria indicate the market is able to commercially support a broad line retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another broad line retailer.  Recently, the Company expanded its strategy for future store locations to include under-served areas within urban markets that may have national or regional broad line retail stores in the near proximity.  During the third quarter of fiscal 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November fiscal 2012; one in Pasadena, TX and one in Houston, TX.

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

E-commerce:  The Company initiated a transactional web site during November 2011 and is currently in the process of expanding product selection and vendor categories.

Advertising and Promotion:  The Company utilizes full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2012, these circulars were distributed 49 times.  The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family.  During fiscal 2013, the Company will distribute approximately 48 circulars.

Store Environment:  The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures.  The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

 During fiscal 2013, the Company expects to open no less than five ALCO stores and is currently in process of closing two stores.  The Company continually reviews underperforming stores to determine potential closures and anticipates additional closures will occur during fiscal 2013.  During fiscal 2012, the Company opened four additional stores and closed two stores, resulting in a year-end total of 216 stores.  The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company’s targeted base of under-served markets in the central United States.  The following table summarizes the Company’s store development during the past two fiscal years:

	2012	2011
	ALCO	ALCO	Duckwall
Stores Opened	4	6	0
Stores Closed	2	1	49
Net New Stores	2	5	(49)

As of January 29, 2012, the Company owned two locations and leased 214 locations.  The Company’s present intention is to lease all new stores; however, the Company may purchase some of the locations.  The investment to open a new prototype ALCO store, that is leased, is approximately $1.0 million for the equipment and inventory.

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

The Company purchases its merchandise from approximately 1,200 suppliers.  The Company generally does not utilize long-term supply contracts. Associated Wholesale Grocer, (“AWG”) accounted for more than 5% of the Company’s total purchases in fiscal 2012.  Competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.

On November 29, 2010, the Company announced a  partnership with AWG, whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.  Through an extensive distribution network and eight distribution centers, AWG and its subsidiaries deliver to over 2,500 retail outlets in 24 states.

Pricing

The Company’s pricing strategy, with its promotional activities, is designed to bring consistent value to the customer.  In fiscal 2013, promotions on various items will be offered approximately 48 times through advertising circulars.

During fiscal 2013, the Company is developing regional pricing strategy to optimize pricing in its markets.

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

The Company has committed significant efforts towards establishing a technical infrastructure, and a core of operational systems, that will support the Company’s future needs. The Company will continue to maintain and leverage this core of systems, plus add industry leading business area specific solutions to meet business objectives. The Company has established an integrated infrastructure of data, processes, and technology that provides the necessary business and regulatory controls, while positioning for future growth and efficiency. The Company is aligned on the need to use technology to enhance customer service, support fact based decision making, improve associate productivity and drive business functionality and efficiency.

Financial Information About Segments

The Company derives 100% of its revenue through the sale of merchandise in the United States. See Item 8. Financial Statements & Supplemental Data, Note 12, for more information.

Store Locations

As of January 29, 2012, the Company operated 216 ALCO stores in 23 states located in mostly smaller communities in the central United States. The ALCO stores average approximately 21,000 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration.  The Company did also operate 49 Duckwall stores in 9 states during Fiscal 2011.  However, all but one of the Duckwall stores were permanently closed during Fiscal 2011; one reopened as an ALCO store.  The current geographic distribution of the Company’s stores is as follows:
ALCO Stores

Arizona	8	Montana	2
Arkansas	3	Nebraska	15
Colorado	13	New Mexico	7
Florida	1	North Dakota	11
Georgia	3	Ohio	4
Idaho	5	Oklahoma	9
Illinois	10	South Dakota	11
Indiana	14	Texas	34
Iowa	10	Utah	7
Kansas	26	Wisconsin	1
Minnesota	12	Wyoming	3
Missouri	7

During the third quarter of fiscal 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November; one in Pasadena, TX and one in Houston, TX.

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

In the broad line retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing.  The Company encounters direct competition with national broad line retail stores in approximately 22% of its ALCO markets, and another 6% of the ALCO stores are in direct competition with regional broad line retail stores.  The competing national broad line retailers are generally larger than the Company and the stores of such competitors in the Company’s markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise.  Where there are no national or regional broad line retail stores directly competing with the Company’s ALCO stores, the Company’s customers nevertheless shop at broad line retail stores and other retailers located in regional trade centers, and to that extent the Company competes with such broad line stores and retailers.  The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.  In the 113 markets in which the Company operates a Class 18 Store, approximately 18,000 square feet, only 10 markets have direct competition from a national or regional broad line retailer.  The Company competes with dollar stores in approximately 85 percent of its markets.

Employees

As of January 29, 2012, the Company employed approximately 3,700 people. Of these employees, approximately 360 were employed in the store support center and distribution center in Abilene, Kansas, and 3,340 in store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. The Company offers a broad range of Company-paid benefits to our employees, including a 401(K) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on employees full-time or part-time status and/or length of service. There is no collective bargaining agreement for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

Seasonality

The Company, like that of most retailers, is subject to seasonal influences. The Company’s highest sales levels occur in the fourth quarter of its fiscal year, which includes the Christmas holiday selling season. For more information on seasonality, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Seasonality and Quarterly Results.”

Trademarks and Service Marks

The names “Duckwall” and “ALCO” are registered service marks of the Company. The Company considers these marks and the accompanying name recognition to be valuable to the business.  Pending shareholder approval at the Company’s 2012 annual meeting, the Company intends to change its legal name from Duckwall-Alco Stores, Inc. to Alco Stores, Inc.

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

The Company’s internet website is www.ALCOstores.com.  Through the “Investors” portion of this website, the Company makes available, free of charge, our proxy statements, Annual Reports on Form 10-K, Interactive Data Files, and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the Securities and Exchange Commission.

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

All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy.  A slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates, and tax rates, may affect our business adversely by reducing overall consumer spending or by causing customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. In addition, a significant portion of our total sales is derived from stores located in these states: Kansas, Texas and Nebraska, resulting in further dependence on local economic conditions in these states.  Deterioration in macroeconomic conditions and consumer confidence in the United States, particularly in Kansas, Texas or Nebraska, could negatively affect our business in many ways, including slowing sales growth or reducing overall sales, and reducing gross margins.

We are vulnerable to cost increases, inflation and energy prices.

Future increases in our costs, such as the cost of merchandise, shipping rates, and freight and fuel costs, may reduce our profitability. These cost changes may be the result of inflationary pressures or changes in foreign currency values versus the US dollar; especially with respect to countries that produce the products we procure.  A decline in the value of the US dollar, versus currencies of the countries that produce the product, will increase our cost of goods and may reduce our sales or profitability.  Increases in other operating costs, including changes in energy prices, wage rates and utility costs, may increase our costs of goods or operating expenses and reduce our profitability. For example, increases in the cost of diesel fuel may result in an increase in transportation costs, which may increase our overall operating costs and possibly lower profitability.

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

The growth in the Company’s sales and operating income depends to a substantial degree on its expansion program.  This expansion strategy is dependent upon the Company’s ability to open and operate new stores effectively, efficiently and on a profitable basis.  The Company’s ability to open new stores timely and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.  The Company continually reviews underperforming stores to determine potential closures.  As a result of closing underperforming stores, the Company may not be able to effectively absorb fixed overhead.

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

Our business is subject to a wide array of laws and regulations.  Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal 2012) could increase our expenses and adversely affect our operations.  Examples of possible legislative changes impacting our relationship with our workforce include changes to minimum wage requirements and health care mandates.  In addition, certain aspects of our business, such as credit card operations, are more heavily regulated than other areas.  Changes in the regulatory environment regarding topics such as banking and consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  If we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including governmental enforcement action and class action civil litigation, which could adversely affect our results of operations.

A failure to design, implement or maintain an adequate system of internal controls could adversely affect our ability to manage our business or detect fraud.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The Company continues to refine and test its internal control over financial reporting processes.

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

We are exposed to interest rate risks.

The Company is subject to market risk from exposure to changes in interest rates based on its financing requirements.  Increases in interest rates could have a negative impact on the Company’s profitability.

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

Weather conditions have impacted our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which in turn has an impact on prices.  In past years, we have experienced severe weather conditions, including snow and ice storms, flood and wind damage, tornadoes and droughts in some states. Weather conditions also directly affect the demand for seasonal products, particularly during the winter season. Therefore, the weather can have a material adverse effect on our financial condition and results of operations.

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

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

Healthcare reform legislation and regulations may negatively impact our business

In 2010, the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Healthcare Acts”) were signed into law.  This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured.  The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business.  This impact could increase our employee healthcare related costs.  While the costs of the 2010 Healthcare Acts will occur after 2013, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on the Company’s financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns facilities in Abilene, Kansas that consist of a store support center (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the store support center (approximately 95,500 square feet).

Two of the ALCO stores operate in buildings owned by the Company.  The remainder of the stores operate in properties leased by the Company.  As of January 29, 2012, such ALCO leases account for approximately 4,400,000 square feet of leased sales floor space, which expire as follows:  approximately 880,000 square feet (20%) expire between January 30, 2012 and February 3, 2013, approximately 675,000 square feet (15%) expire between February 4, 2013 and February 2, 2014, and approximately 425,000 square feet (10%) expire between February 3, 2014 and February 1, 2015.  The remainder of the leases expire through 2031.  The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS

 Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “DUCK”.  The following table sets forth the range of high and low closing price of the Company’s Common Stock for each quarter of fiscal years 2012 and 2011.

Fiscal 2012	High	Low
First quarter	$14.00	$12.05
Second quarter	$12.73	$8.83
Third quarter	$11.25	$8.83
Fourth quarter	$10.50	$7.78

Fiscal 2011	High	Low
First quarter	$16.93	$12.24
Second quarter	$17.98	$13.99
Third quarter	$15.77	$12.35
Fourth quarter	$14.81	$10.61

 As of April 6, 2012, there were 859 holders of record of the Common Stock of the Company.  The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Security Agreement, dated as of July 21, 2011 between the Company and Wells Fargo Bank, National Association allow for the payment of dividends unless certain loan covenants are triggered, which did not occur in fiscal 2012  and are not expected to occur during fiscal 2013 .

Company Repurchases of Common Stock

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under The Plans or Programs
First quarter	—	—	—
Second quarter	—	—	—
Third quarter	—	—	—

Fourth quarter:
Month 1	—	—	—
Month 2	—	—	—
Month 3	—	—	—
	—		—

As of January 29, 2012	25,534	$15.16	25,534	174,466

As of April 6, 2012, the Company had repurchased 31,727 shares subsequent to January 29, 2012.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any equity securities during fiscal 2012  that were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2012 and 2011 consisted of 52 weeks.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy.  The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet.  The Company initiated a transactional web site during November 2011 and is currently in the process of expanding product selection and vendor categories.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2012 , these circulars were distributed 49 times in ALCO markets.  During fiscal 2013, the Company will distribute approximately 48 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.2% and 1.0% of net sales in  fiscal years 2012 and 2011 respectively.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Recent Events.

•	During November 2011, the Company initiated a transactional web site and is currently in the process of expanding product selection and vender categories.

•
On January 26, 2012, the Board of Directors reinstated the Company’s stock repurchase program (the “Program”). The Program was initially authorized by the Company on March 23, 2006 whereby the Company authorized the repurchase of 200,000 shares of the Company’s common stock (“Common Stock”).  In 2007, the Company repurchased 3,337 shares of Common Stock under the Program.  The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Therefore, there were 174,466 shares of Common Stock available to be repurchased by the Company under the Program, as of January 29, 2012.  As of April 6, 2012, the Company had repurchased 31,727 shares subsequent to January 29, 2012.

•
On March 15, 2012, the Company entered into new employment agreements with Wayne S. Peterson, the Company's Senior Vice President-Chief Financial Officer, Ted Beaith, the Company's Senior Vice President-Supply Chain/Chief Information Officer, and Tom L. Canfield, Jr., the Company's Senior Vice President-Logistics/Administration Officer. The terms of such employment agreements are discussed in the Current Report on Form 8-K filed by the Company on March 22, 2012, and copies of such employment agreements were filed as exhibits to such 8-K.

•
During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  Prior to fiscal 2012, the Company could not determine the impact of the change to the weighted average cost method, and therefore, could not retroactively apply the change.  This change is discussed in Note 1 to the financial statements.

Key Financial Items in Fiscal 2012.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during fiscal 2012 were:

•	Net sales increased 4.4% to $482.8 million compared to prior year sales of $462.6 million. Same-store sales increased 3.0%, excluding the Company’s two fuel centers, versus prior year.
•	Gross margin decreased to 30.3% of sales compared to 30.7% during the prior year.
•	Selling, general and administrative (SG&A) expenses were 27.5% of sales compared to 29.1% during the prior year.
•	Net income per diluted share was $0.43 compared to net loss per diluted share of ($0.91) during the prior year.
•	Return on average equity was 1.6% compared to (3.3%) during the prior year

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

Operating income from continuing operations included other operating income of $2.3 million attributable to a settlement from Factory Mutual Insurance Company for damage sustained by the Company’s corporate office and warehouse in Abilene, KS during the second quarter of fiscal 2012, due to wind and hail.

Earnings (loss) per share (“EPS”) is an indicator of the returns generated for the Company’s stockholders.  EPS from continuing operations was $0.48 per diluted share for fiscal 2012, compared to ($0.64) per diluted share for the prior fiscal year.

Return on average equity (“ROE”) is a measure of how much income (loss) was produced on the average equity of the Company.  ROE was 1.6% in fiscal 2012, compared to (3.8%) for the prior fiscal year.

Results of Operations.  The following table sets forth, for the fiscal years indicated, the components of the Company’s  statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	52 Weeks	52 Weeks
	January 29, 2012	January 30, 2011
Net sales	100.0%	100.0%
Cost of sales	69.7	69.3
Gross margin	30.3	30.7
Selling, general and administrative	27.5	29.1
Depreciation and amortization	1.8	2.2
Total operating expenses	29.3	31.3
Other operating income	0.5	—
Operating income (loss)	1.5	(0.6)
Interest expense	0.9	0.7
Earnings (loss) from continuing operations before income taxes	0.6	(1.3)
Income tax expense (benefit)	0.2	(0.5)
Earnings (loss) from continuing operations	0.4	(0.8)
Earnings (loss) from discontinued operations, net of income tax benefits	(0.0)	(0.2)
Net earnings (loss)	0.4%	(1.0)%

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

Inventory:  As discussed in Note 1 to the Financial Statements, during the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  Prior to fiscal 2012, the Company could not determine the impact of the change to the weighted average cost method, and therefore, could not retroactively apply the change.  The Company believes the weighted average cost method is preferable to the retail inventory method because it 1) results in greater precision in the determination of cost of sales and inventories, 2) better aligns financial reporting with operational performance, and 3) increases the accuracy of matching sales with related expenses.  Inventories are stated at the lower of cost or net realizable value.

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

Analysis of long-lived assets for impairment:  The Company reviews assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, or significant changes in the manner of use of the assets due to business strategies or competitive environment.  Additionally, when a commitment is made to close a store in a period beyond the quarter in which the closure commitment is made, the associated long-lived assets are reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.

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

The Company records valuation allowances against our deferred tax assets, when necessary.  Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain.  The Company regularly assesses the likelihood that our deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income.  Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

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

Fiscal 2012 Compared to Fiscal 2011

Net sales from continuing operations for fiscal 2012 increased $20.2 million or 4.4% to $482.8 million compared to $462.6 million for fiscal 2011.  During fiscal 2012, the Company opened four ALCO stores and closed two stores, resulting in a year-end total of 216 stores.  Net sales from same-stores increased by $13.4 million or 3.0%, excluding the two fuel centers, in fiscal 2012 compared to fiscal 2011.  The increase in same-store sales was primarily due to a 6.2% increase in the average sale per transaction, partially offset by a 3.1% decrease in comparable transactions.  Sales from non-same stores increased $7.0 million in fiscal 2012 compared to fiscal 2011.  Fuel sales decreased $0.3 million in fiscal 2012 compared to fiscal 2011.

Gross margin for fiscal 2012 increased $3.9 million, or 2.8%, to $146.2 million compared to $142.2 million in fiscal 2011.  As a percentage of net sales, gross margin decreased to 30.3% in fiscal 2012 compared to 30.7% in fiscal 2011.  During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  Prior to fiscal 2012, the Company could not determine the impact of the change to the weighted average cost method, and therefore, could not retroactively apply the change.  The Company believes the cost method is preferable to the retail inventory method because it better reflects the current value of inventory on the balance sheet and provides better matching of revenues and expenses.  Gross margin for fiscal 2012 was positively impacted by the change in method of accounting for inventory ($2.6 million), by gross margin generated by non same-stores ($1.7 million), and by lower net markdowns ($0.9 million), and partially offset by a net increase in freight expense ($1.5 million).

Selling, general and administrative expenses decreased $1.6 million or 1.2% to $133.0 million in fiscal 2012 compared to $134.6 million in fiscal 2011.  The decrease in SG&A expenses is primarily attributable to decreases in store labor and benefits ($0.8 million), warehouse overhead ($1.9 million), corporate overhead ($1.4 million), and 401(K) expense ($0.3 million), partially offset by increases in net advertising ($1.2 million), occupancy costs ($1.0 million), and maintenance costs ($0.6 million).  As a percentage of net sales, selling, general and administrative expenses were 27.5% in fiscal 2012 and 29.1% in fiscal 2011.  Excluding share-based compensation, preopening store expense, severance, and loss on sale of assets, fiscal 2012 and fiscal 2011 SG&A expenses, as a percent of sales, were 27.3% and 28.8% respectively.

Depreciation and amortization expense from decreased $1.4 million or 13.5% to $8.7 million in fiscal 2012 compared to $10.0 million in fiscal 2011.

Operating income increased $5.3 million to $1.9 million in fiscal 2012 compared to a loss of $3.5 million in fiscal 2011.  Operating income (loss) as a percentage of net sales was 0.4% in fiscal 2012 compared to (0.8%) in fiscal 2011.  Income from continuing operations for fiscal 2012 included other operating income of $2.3 million attributable to a settlement from Factory Mutual Insurance Company for damage sustained by the Company’s corporate office and warehouse in Abilene, KS during the second quarter of fiscal 2012, due to wind and hail.

Interest expense increased $0.7 million or 20.1% to $4.2 million in fiscal 2012 compared to $3.5 million in fiscal 2011.  Interest expense for fiscal 2012 included $0.5 million of accelerated amortization of financing fees attributable to the Company’s old credit facility.  The remaining increase for fiscal 2012 was due to an increase in average borrowings to fund capital expenditures attributable to new stores and increased merchandise inventory.

Income tax expense (benefit) on continuing operations was $0.8 million in fiscal 2012 compared to ($2.4) million in fiscal 2011.  The Company’s effective tax rate was 27.9% in fiscal 2012 and 40.9% in fiscal 2011.  The effective tax rate is lower in fiscal 2012 primarily due to the increase of Federal employment credits in fiscal 2012.

Loss from discontinued operations, net of income tax benefit, was $0.2 million in fiscal 2012, compared to $1.2 million in fiscal 2011.  Two Alco stores were closed in fiscal 2012, whereas one ALCO store and 49 Duckwall stores were closed during fiscal 2011, with one Duckwall store subsequently reopened as an ALCO store.

SG&A Detail; Certain Financial Matters

The Company has included Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, non-U.S. GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders.  Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-U.S. GAAP performance measures.  Further, management utilizes these measures in internal evaluation, review of performance and to compare the Company’s financial measures to those of its peers.  Adjusted EBITDA differs from the most comparable U.S. GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted Gross Margin and Adjusted SG&A.  These items are excluded by management as they are non-recurring and/or not relevant to analysis of ongoing business operations and to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company’s performance using Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA, management also utilizes U.S. GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted Gross Margin, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company’s operations.

	For the Years Ended
	52 Weeks	52 Weeks
	January 29, 2012	January 30, 2011
SG&A Expenses Breakout
Store support center (1)	$20,195	$21,584
Distribution center	7,341	9,226
401K expense (credit)	(53)	226
Same-store SG&A	102,710	101,524
Non same-store SG&A (2)	2,507	1,691
Share-based compensation	257	316
SG&A as reported	132,957	134,567
Less:
Share-based compensation	(257)	(316)
Preopening store costs (2)	(557)	(543)
Executive and staff severance (1)	(143)	(540
Loss on sale of fixed assets (1)	(252)	(74)

Adjusted SG&A	$131,748	$133,094

Adjusted SG&A as % of sales	27.3%	28.8%

Sales per average selling square foot (3)	$107.78	$105.97

Adjusted Gross Margin dollars per average selling square feet (3)	$33.12	$33.50

Adjusted SG&A per average selling square foot (3)	$29.85	$30.99

Adjusted EBITDA per average selling square foot (3)(4)	$3.27	$2.45

Average inventory per average selling square feet (3)(5)(6)	$30.46	$29.18

Average selling square feet (3)	4,413	4,295

Total stores operating beginning of period	214	258
Total stores operating end of period	216	214
Total stores less than twelve months old	4	5
Total non-same stores	4	5

Supplemental Data:
Same-store adjusted gross margin dollar change	5.2%	-5.4%
Same-store SG&A dollar change	0.3%	0.5%
Same-store total customer count change	-3.1%	-2.7%
Same-store average sale per ticket change	6.2%	0.3%

(1) Store support center includes executive and staff severance as well as gain (loss) on sale of fixed assets
(2) Non same-stores are those stores which have not reached their fourteenth month of operation
(3) Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(4) Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(5) Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(6) Excludes inventory for unopened stores

Fiscal 2012 Compared to Fiscal 2011

Store support center expenses for fiscal 2012 decreased $1.4 million, or 6.4%.  The decrease was primarily due to reductions in payroll and benefits ($0.6 million), legal fees ($0.6 million), and moving expenses ($0.2 million).

Same-store SG&A expenses increased $1.2 million or 1.1% during fiscal 2012 compared to fiscal 2011.

Non same-store SG&A expenses increased $0.8 million or 48.26% during fiscal 2012 compared to fiscal 2011.

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

	52 Weeks	For the Thirty-Nine Week Periods Ended		Trailing Twelve Periods Ended	For the Thirteen Week Periods Ended		52 Weeks
	Fiscal 2011	October 30, 2011	October 31, 2010	October 30, 2011	January 29, 2012	January 30, 2011	Fiscal 2012
Net earnings (loss) from continuing operations (1)	$(3,466)	958	(5,336)	2,828	901	1,870	1,859
Plus:
Interest	3,502	3,336	2,410	4,428	871	1,092	4,207
Taxes (1)	(2,364)	579	(3,715)	1,930	198	1,351	777
Depreciation and amortization (1)	9,997	6,429	7,531	8,895	2,221	2,466	8,650
Share-based compensation	333	274	267	340	(17)	66	257
Preopening store costs (2)	543	236	492	287	321	51	557
Executive and staff severance	540	131	540	131	12	—	143
(Gain) loss asset disposals	74	(126)	(7)	(45)	378	81	252
Insurance proceeds (4)	—	(2,270)	—	(2,270)	—	—	(2,270)
AWG transition costs	210	—	210	—	—	—	—
=Adjusted EBITDA	9,369	9,547	2,392	16,524	4,885	6,977	14,432

Cash	4,189	3,125	5,356	3,125	2,491	4,189	2,491
Debt	59,072	80,210	64,835	80,210	65,437	59,072	65,437
Debt, net of cash	$54,883	77,085	59,479	77,085	62,946	54,883	62,946

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

(3) For the trailing twelve periods ended January 29, 2012 the average open weeks for the Company’s non same-stores was 20 weeks.
(4) On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

Seasonality and Quarterly Results

The following table sets forth the Company’s net sales, gross margin, income from operations and net earnings during each quarter of fiscal years 2012 and 2011
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012	Net sales	$114.0	121.7	109.6	137.5
	Gross margin	33.7	39.5	33.6	39.4
	Earnings (loss) from continuing operations	(1.6)	2.4	0.2	0.9
	Net earnings (loss)	(1.5)	2.3	0.1	0.8
	Net earnings (loss) per share (1):
	Basic	(0.40)	0.60	0.01	0.22
	Diluted	(0.40)	0.60	0.01	0.22

Fiscal 2011	Net sales	$107.8	112.8	105.8	136.2
	Gross margin	33.0	36.0	33.4	39.9
	Earnings (loss) from continuing operations	(2.2)	(1.2)	(2.0)	1.9
	Net earnings (loss)	(2.3)	(1.1)	(2.1)	0.8
	Net earnings (loss) per share (1):
	Basic	(0.60)	(0.28)	(0.55)	0.21
	Diluted	(0.59)	(0.27)	(0.55)	0.21

(1)   Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2012 and 2011 may not equal the total computed for the year.

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

Liquidity and Capital Resources

At the end of fiscal 2012, working capital (defined as current assets less current liabilities) was $134.4 million compared to $122.1 million at the end of fiscal 2011.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.

Net cash provided (used) by operating activities aggregated $1.8 and ($0.4) million, for fiscal years 2012 and 2011, respectively.  The increase in cash provided by operating activities resulted primarily from net earnings of $1.7 million in fiscal 2012 compared to net loss of $4.6 million during fiscal 2011, partially offset by an increase in merchandise inventory, (net of accounts payable), of $3.3 million.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $52.1 million together with outstanding letters of credit at January 29, 2012 resulted in an available line of credit at that date of approximately $53.9 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-40, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet. Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and are being amortized over the term of the new facility.  In fiscal 2012, the Company had net cash borrowings of $6.8 million on its revolving credit facility and made cash payments of $2.2 million to reduce its long-term debt and capital lease obligations.

The Company’s long-range strategy is to grow its store count.   During fiscal 2012, the Company opened four Alco stores and closed two stores.  During fiscal 2011, the Company opened five ALCO stores, closed one Alco store, and converted one Duckwall store to an Alco store.

Cash used in investing activities for fiscal years 2012 and 2011 totaled ($7.6) million and ($6.1) million, respectively, and consisted primarily of capital expenditures.

On January 26, 2012, the Board of Directors reinstated the Program which authorized the Company to repurchase Company stock. The Program was initially authorized by the Company on March 23, 2006, and authorized the Company to repurchase up to 200,000 shares of the Company’s Common Stock.  In 2007, the Company repurchased 3,337 shares of Common Stock under the Program.  The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Therefore, there were 174,466 shares of Common Stock available to be repurchased by the Company under the Program, as of January 29, 2012.  As of April 6, 2012, the Company had repurchased 31,727 shares subsequent to January 29, 2012.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  In addition, the Company continually reviews underperforming stores to determine potential closures.  During fiscal 2013, the Company expects to open no less than five ALCO stores, is currently in process of closing two stores, and anticipates additional closures will occur during fiscal 2013.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of year-end fiscal 2012.

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

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duckwall-ALCO Stores, Inc:

We have audited the accompanying balance sheets of Duckwall-ALCO Stores, Inc. (the Company) as of January 29, 2012 and January 30, 2011 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-Alco, Inc. as of January 29, 2012  and January 30, 2011, and the results of its operations and its cash flows for the each of the years in the two-year period ended January 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in notes 1(c) and 2 to the financial statements, the Company elected to change its method of accounting for inventory from the retail inventory method (RIM), to the weighted average cost method in fiscal year 2012.

/s/ KPMG LLP

Kansas City, Missouri
April 13, 2012

Duckwall-ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share and per share amounts)
	January 29, 2012	January 30, 2011
Assets
Current assets:
Cash	$2,491	$4,189
Receivables	10,334	6,847
Prepaid income taxes	—	168
Inventories	156,214	151,079
Prepaid expenses	3,603	3,720
Deferred income taxes	5,607	2,563
Property held for sale	568	884
Total current assets	178,818	169,450

Property and equipment, at cost:
Land and land improvements	1,508	1,496
Buildings and building improvements	10,488	11,828
Furniture, fixtures and equipment	71,518	69,924
Transportation equipment	861	1,305
Leasehold improvements	19,289	16,449
Construction work in progress	1,177	350
Total property and equipment	104,841	101,352
Less accumulated depreciation and amortization	76,563	72,788
Net property and equipment	28,278	28,564

Property under capital leases	24,054	22,254
Less accumulated amortization	11,498	10,727
Net property under capital leases	12,556	11,527

Deferred income taxes — non current	—	2,180
Other non-current assets	754	990
Total assets	$220,405	$212,711

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$1,414
Current maturities of capital lease obligations	570	703
Accounts payable	26,695	25,970
Accrued salaries and commissions	3,984	4,133
Accrued taxes other than income	4,845	4,822
Self-insurance claim reserves	4,112	4,139
Other current liabilities	4,327	4,608
Total current liabilities	44,533	45,787

Notes payable under revolving loan	52,063	45,282
Capital lease obligations - less current maturities	12,804	11,673
Deferred gain on leases	3,439	3,826
Deferred income taxes	643	—
Other noncurrent liabilities	2,483	1,850
Total liabilities	115,965	108,418

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,842,745 and 3,841,895 shares issued and outstanding, respectively	1	1
Additional paid-in capital	40,115	40,003
Retained earnings	64,324	64,289
Total stockholders’ equity	104,440	104,293
Total liabilities and stockholders’ equity	$220,405	$212,711

See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Operations
Fiscal Years ended January 29, 2012 and January 30, 2011
(dollars in thousands, except share and per share amounts)

	52 Weeks Ended January 29, 2012	52 Weeks Ended January 30, 2011
Net sales	$482,767	$462,572
Cost of sales	336,587	320,336

Gross margin	146,180	142,236

Selling, general and administrative	132,957	134,567
Depreciation and amortization expenses	8,650	9,997

Total operating expenses	141,607	144,564

Other operating income	2,270	—

Operating income (loss)	6,843	(2,328)

Interest expense	4,207	3,502

Earnings (loss) from continuing operations before income taxes	2,636	(5,830)

Income tax expense (benefit)	777	(2,364)

Earnings (loss) from continuing operations	1,859	(3,466)

Loss from discontinued operations, net of income tax benefit of $0.1 million in 2012 and $0.8 million in 2011	(204)	(1,169)
Net earnings (loss)	$1,655	$(4,635)

Earnings (loss) per share
Basic
Continuing operations	$0.48	$(0.90)
Discontinued operations	(0.05)	(0.30)

Net earnings (loss) per share	$0.43	$(1.20)

Earnings (loss) per share
Diluted
Continuing operations	$0.48	$(0.90)
Discontinued operations	(0.05)	(0.30)

Net earnings (loss) per share	$0.43	$(1.20)

See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Stockholders’ Equity
Fiscal Years ended January 29, 2012 and January 30, 2011
(dollars in thousands, except share and per amounts)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total stockholders’ equity

Balance, January 31, 2010	3,797,947	$1	39,313	68,924	106,694

Net loss for the year ended January 30, 2011	—	—	—	(4,635)	(4,635)

Options exercised to purchase shares	43,948	—	—	—	—

Expired stock options	—	—	374	—	374

Share-based compensation	—	—	316	—	316

Balance, January 30, 2011	3,841,895	$1	40,003	64,289	104,293

Cumulative impact of change in accounting principle *	—	—	—	(1,620)	(1,620)

Balance, January 30, 2011 as adjusted	3,841,895	$1	40,003	62,669	102,673

Net income for the year ended January 29, 2012	—	—	—	1,655	1,655

Shares issued	850	—	—	—	—

Expired stock options	—	—	(145)	—	(145)

Share-based compensation	—	—	257	—	257

Balance, January 29, 2012	3,842,745	$1	40,115	64,324	104,440

*See note 2 for more information.  See accompanying notes to financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Cash Flows
Fiscal Years ended January 29, 2012 and January 30, 2011
(dollars in thousands)

	52 Weeks 2012	52 Weeks 2011

Cash flows from operating activities:
Net earnings (loss)	$1,655	$(4,635)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	8,656	10,075
Loss on sale of assets	292	74
Share-based compensation	257	316
Deferred income tax expense, net	(1,552)	(609)
Changes in:
Receivables	(3,487)	589
Prepaid expenses	117	(203)
Inventories	(7,747)	(6,666)
Accounts payable	725	2,897
Prepaid income taxes	168	483
Accrued salaries and commissions	(149)	11
Accrued taxes other than income	23	(91)
Self-insured claims reserves	(27)	(713)
Other assets and liabilities	2,906	(1,962)
Net cash provided by (used in) operating activities	1,837	(434)

Cash flows from investing activities:
Proceeds from the sale of assets	992	972
Acquisition of property and equipment	(8,567)	(7,055)
Net cash used in investing activities	(7,575)	(6,083)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	6,781	10,124
Refinancing costs on revolving loan and term loan fees	(525)	(1,300)
Pay downs under term loan	(1,414)	(1,451)
Principal payments under capital lease obligations	(802)	(1,831)
Net cash provided by financing activities	4,040	5,542

Net decrease in cash and cash equivalents	(1,698)	(975)
Cash at beginning of year	4,189	5,164

Cash at end of year	$2,491	$4,189

Supplemental cash flow information:
Increase in property under capital lease	$(1,800)	$(11,239)
Increase in capital lease obligations	1,800	11,239
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	3,013	2,845
Net income tax refunds received	$(85)	$(339)

See accompanying notes to financial statements.

 DUCKWALL-ALCO STORES, INC.
Notes to Financial Statements
January 29, 2012 and January 30, 2011

(dollars in thousands, except for share and per share amounts)

1.      Summary of Significant Accounting Policies

(a)   Nature of Business

The Company is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through broad line department store outlets.  Merchandise is purchased for resale from many vendors.  During fiscal 2012, AWG accounted for more than 5% of the Company’s total purchases.  Competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.

(b)   Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest to January 31.  Fiscal years 2012 and 2011 each consisted of 52 weeks.  The financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

(c)   Inventories

Inventories are stated at the lower of cost or net realizable value.

During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The Company believes the cost method is preferable to the retail inventory method because it more accurately measures the cost of the Company’s inventory and provides better matching of revenues and expenses.  Prior to fiscal 2012, the Company could not determine the impact of the change to the weighted average cost method, and therefore, could not retrospectively apply the change.  The impact of this change in accounting principle on the quarterly financial statements for each of the fiscal 2012 periods is further explained in Note 2.

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

 For fiscal years 2012 and 2011 depreciation and amortization was $8.7 million and $10.1 million, respectively.

(e)   Operating Leases

The Company accounts for operating leases over the initial lease term without regard to available renewal options.  The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term.  Total rent expense is recognized on a straight-line basis over that term.

(f)    Insurance

The Company retains significant deductibles on its insurance policies for workers’ compensation, general liability, medical claims and prescriptions.  Due to the fact that it could take more than one year to determine the actual costs, these costs are estimated based on the Company’s historical loss experience and estimates from the insurance carriers and consultants.  The Company completes an actuarial evaluation of its loss experience twice each year.  During the periods between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts.  The Company’s actuarial method is the fully developed method.  The Company records its reserves on an undiscounted basis.

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

 (j)   Use of Estimates

Management of the Company has made certain estimates and assumptions in determining the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates.

(k)    Long-lived Assets

Whenever events and circumstances indicate that the carrying value of certain long-lived assets may be impaired, the Company reviews such assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of certain assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the assets, the assets are written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, or significant changes in a manner of use of the assets due to changes in business strategies or competitive environment.  Additionally, when a commitment is made to close a store in a period beyond the quarter in which the closure commitment is made, it is the long-lived assets associated with the store are reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.  There was no asset impairment in fiscal 2012, whereas a charge for asset impairment of $0.3 million for fiscal year 2011 is included in depreciation and amortization expense in the statements of operations.  The fiscal 2011 impairment of $0.3 million is primarily attributable to writing down the carrying value of property held for sale.

The Company had $0.6 million classified as assets held for sale as of January 29, 2012 and $0.9 million classified as assets held for sale as of January 30, 2011.  These properties are recorded at their estimated net realizable value, net of expected disposal costs.  The majority of the property is land however one of the former ALCO store locations also includes building.

(l)  Store Closings and Discontinued Operations

A provision for store closure expense is recorded when the Company discontinues using the facility.  A summary of the activity in the liability account (included in other current liabilities), related to store closures for fiscal years 2012 and 2011, is as follows:

	2012	2011

Store closure liability at beginning of year	$91	90
Store closure (income) expense (included in discontinued operations)	0	125
Payments	(91)	(124)

Store closure liability at end of year	$0	91

 The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed.  This is a result of the Company’s stores being geographically disbursed.  The results of operations for stores that have been closed by the Company (2 and 49 in fiscal years 2012 and 2011, respectively) have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.  The Company does not allocate interest expense to discontinued operations. The liability recognized for costs associated with store closing is primarily related to future lease costs (net of estimated sublease income), and is accrued and charged to income when the Company ceases to use the leased location.

(m)   Consideration Received from Vendors

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

(n)   Advertising Costs

The Company expenses advertising costs as incurred.  The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Advertising expenses of $11.2 million and $9.7 million in fiscal 2012 and 2011, respectively, are included in selling, general and administrative expenses in the statements of operations.  Advertising reimbursements from vendors that offset advertising expenses was $5.2 million and $4.9 million for fiscal years 2012 and 2011, respectively.  The costs of production and distribution of newspaper circulars made up the majority of our advertising costs in both years.

(o)   Share-based Compensation

The Company currently sponsors share-based employee benefit plans and stock option plans.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards on the date of the grant.  Share-based payments include stock option awards issued under the Company’s employee stock option and director stock option plans.  See Note 10 for further information concerning these plans.

(p)   Fair Value of Financial Instruments

The financial instruments of the Company consist of cash, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.  For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  For capital leases, the carrying value approximates the fair value.  For all other financial instruments, including cash, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

 (q)    Pre-opening Costs

The costs of start-up activities, including organization costs and new store openings, are expensed as incurred.

2.             Inventories

As described in note 1(c), during the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The Company believes the cost method is preferable to the retail inventory method because it more accurately measures the cost of the Company’s inventory and provides better matching of revenues and expenses.  Prior to fiscal 2012, the Company could not determine the impact of the change to the weighted average cost method, and therefore, could not retroactively apply the change.  Had the Company not changed its policy for accounting for inventory, pre-tax income for the year ended January 29, 2012 would have been $2.6 million lower ($0.67 effect on both earnings per basic and diluted share).  As a result of the accounting change, retained earnings as of January 30, 2011, decreased from $64.3 million to $62.7 million. There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

Fiscal year 2012 quarterly financial data has been revised by the following amounts to reflect the change in accounting for inventory:

	Increase/(Decrease)
(in thousands, except share data)	Q1 FY2012	Q2 FY2012	Q3 FY2012

Cost of sales	$(638)	$(1,699)	$101
Operating income (loss)	638	1,699	(101)
Income tax expense	178	474	(28)
Net income	460	1,225	(73)
Basic earnings per share	0.12	0.32	(0.02)
Diluted earnings per share	0.12	0.32	(0.02)

3.             Credit Arrangements, Notes Payable and Long-term Debt

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-40, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

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

As of January 29, 2012, no default or event of default occurred and the Company was in compliance with all of its debt covenants.

Notes payable outstanding at January 29, 2012 and January 30, 2011 under the revolving loan credit facility aggregated $52.1 million and $45.3 million, respectively.  The lender had also issued letters of credit aggregating $7.6 million and $8.5 million, respectively, at such dates on behalf of the Company.  The interest rates on the outstanding borrowings at January 29, 2012 were 2.31% on $22.0 million of the outstanding balance, 2.56% on $20.0 million of the outstanding balance, and 4.25% on the remaining $10.1 million.  The Company had additional borrowings available at January 29, 2012 under the revolving loan credit facility amounting to approximately $53.9 million.

As of January 30, 2011, the Company also had a term loan outstanding which was incurred to fund new store fixtures and equipment and was secured by such fixtures and equipment.  The term loan expired and the remaining balance was paid during fiscal year 2012.

Interest expense on notes payable and long-term debt in fiscal 2012 and 2011, excluding capital lease obligations, aggregated $3.2 million and $2.9 million, respectively.

4.             Employee Benefits

Effective November 1, 2010, the Company’s Board of Directors elected to suspend the Company match of employees 401(K) contributions.  Historically, the Company matched employee contributions up to half of the first 4% of compensation contributed by the employee.  Contributions by the Company vest with the participants over a seven-year period.  The unvested portion of the Company match from previous years to employees not employed by the Company as of January 29, 2012, resulted in a credit to 401(K) expense during fiscal 2012 of $0.1 million; whereas net Company contributions for fiscal year 2011 resulted in 401(K) expense of $0.2 million.

5.             Self-Insurance Claim Reserves

Changes to the self-insurance reserves for fiscal years 2012 and 2011 are as follows:

	2012	2011
Beginning balance	$4,139	4,852
Reserve additions	2,727	1,224
Claims paid	(2,754)	(1,937)
Ending balance	$4,112	4,139

 6.             Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of January 29, 2012 and January 30, 2011 are as follows:

	2012	2011
Buildings	$11,038	9,238
Fixtures	6,158	6,158
Software	6,858	6,858
	24,054	22,254
Less accumulated amortization	11,498	10,727
Net property under capital leases	$12,556	11,527

The Company also has non-cancelable operating leases, primarily for buildings, that expire at various dates.

Future minimum lease payments under all non-cancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of January 29, 2012 are as follows:

	Capital Leases	Operating Leases
Fiscal year:
	$
2013	1,759	18,348
2014	1,556	15,907
2015	1,372	14,129
2016	1,304	13,233
2017	1,304	12,179
Later years	17,895	57,388
Total minimum lease payments	25,190	$131,184
Less amount representing interest	11,816
Present value of net minimum lease payments	13,374
Less current maturities	570
Capital lease obligations, less current maturities	$12,804

Minimum payments do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts.  Contingent rentals applicable to capital leases amounted to $0.1 million and $0.1 million for fiscal years 2012 and 2011, respectively.

The interest on capital lease obligations for fiscal years 2012 and 2011 aggregated $1.0 million and $0.6 million, respectively.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2012 and 2011:

	2012	2011
Minimum rentals	$20,110	19,663
Contingent rentals	1,277	1,024
Less sublease rentals	(32)	(47)
	$21,355	20,640

7.             Income Taxes

The Company’s income tax expense (benefit) consists of the following for fiscal years 2012 and 2011:

	2012	2011

Income tax expense (benefit) allocated to continuing operations	$777	(2,364)

Income tax expense (benefit) allocated to discontinued operations	(136)	(760)
Total income tax expense (benefit)	$641	(3,124)

Income tax expense (benefit) attributable to continuing operations for fiscal years 2012 and 2011consists of:

	Current	Deferred	Total
2012:
Federal	$(58)	504	446
State	128	203	331
	70	707	777
2011:
Federal	12	(2,151)	(2,139)
State	109	(334)	(225)
	$121	(2,485)	(2,364)

Income tax expense (benefit) attributable to continuing operations was $0.8 million and ($2.4) million for fiscal years 2012 and 2011, respectively, and differed from the amounts computed by applying the Federal statutory income tax rate of 34% as a result of the following:

	2012	2011
Computed “expected” tax expense (benefit)	$896	(1,982)
State income taxes, net of the Federal income tax expense (benefit)	227	(118)
Adjustment for prior period taxes	4	(73)
Federal employment credits	(429)	(310)
Share-based compensation	31	43
Other, net	48	76
	$777	(2,364)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 29, 2012 and January 30, 2011 are presented below:

	2012	2011
Deferred tax assets:
Capital leases	$311	245
Other liabilities	551	430
Insurance reserves	1,208	1,388
Vacation and sick pay accrual	436	681
Stock options	155	242
Inventory	318	—
Deferred gain on property and equipment	1,306	1,452
Deferred rent	905	657
Net operating loss carryforwards and credits	3,532	4,361
Credit carryforwards	2,463	1,662
Total deferred tax assets	11,185	11,118

Deferred tax liabilities:
Property and equipment, due to differences in depreciation	4,519	3,941
Property taxes	184	235
Inventory		707
481 (a) adjustments	530	1,050
Dividend income	479	67
Other assets	403	318
Total deferred tax liabilities	6,115	6,318

Net deferred tax asset	$5,070	4,800

See Note 2 for more information.

At January 29, 2012, the Company has total federal and state net operating loss carryforwards of $7.5 million and $18.0 million, respectively, which are available to offset future taxable income.  The federal net operating loss will expire after fiscal 2031.  The state net operating losses will begin expiring in fiscal 2013.  The Company also has federal credits in the amount of $2.4 million that are available to offset future federal taxable income.  Approximately $2.1 million of these credits will begin to expire in fiscal year 2028, and the remaining credits have no expiration.

The history of earnings and projected future results, the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets.  As such, at January 29, 2012 and January 30, 2011 there is no valuation allowance on the deferred tax asset.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2012	2011
Gross unrecognized tax benefits at the beginning of the year:	$57	57
Increases related to prior period tax positions	—	—
Decreases related to prior period tax positions	(57)	—
Settlements	—	—
Gross unrecognized tax benefits at the end of the year:	$—	57

None of the amounts included in the $57 thousand of unrecognized tax benefits at January 30, 2011, would affect the effective tax rate if recognized.  The net interest expense (benefit) recorded on unrecognized tax benefits during fiscal 2012 and 2011 totaled ($14) thousand and $3 thousand, respectively.  No amounts were accrued for penalties with respect to the unrecognized tax benefits.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2009 through fiscal 2011.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company’s state returns are subject to examination by the taxing authorities for fiscal 2008 through  fiscal 2011 or fiscal 2009 through fiscal 2011, depending on each state’s statute of limitations.

8.             Stockholders’ Equity

On January 26, 2012, the Board of Directors reinstated the Program which authorized the Company to repurchase Company stock. . The Program was initially authorized by the Company on March 23, 2006 whereby the Company authorized the repurchase of 200,000 shares of the Company’s Common Stock at a par value of $ .0001.  In 2007, the Company repurchased 3,337 shares of Common Stock under the Program.  The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Therefore, there were 174,466 shares of Common Stock available to be repurchased by the Company under the Program, as of January 29, 2012.  25,534 shares have been repurchased at an average cost of $15.16 through January 29, 2012.  As of April 6, 2012, the Company had repurchased 31,727 shares subsequent to January 29, 2012.

9.             Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2012	2011

Weighted average shares outstanding (basic)	3,842,745	3,832,339

Effect of dilutive options to purchase common stock	—	—

As adjusted for diluted calculation	3,842,745	3,832,339

10.          Share-Based Compensation

Share-based payments consist of stock option grants.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Total share-based compensation (a component of selling and general and administrative expenses) is summarized as follows:

	2012	2011

Share-based compensation expense before income taxes	$257	316
Income tax benefits	(72)	(139)

Share-based compensation expense net of income tax benefits	$185	177

Effect on:
Basic earnings per share	$0.05	0.05
Diluted earnings per share	$0.05	0.05

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company grants awards to a limited number of key employees and officers, thus, actual forfeitures can vary significantly from estimated amounts.  Estimated forfeitures exceeded actual forfeitures for fiscal years 2012 and 2011 resulting in additional share-based compensation of $0.2 million and $0.1 million in fiscal years 2012 and 2011, respectively.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100.  In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At January 29, 2012, the Company had 277,620 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options. As of January 29, 2012, the Company had 96,457 shares remaining to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.

The fair value of each option grant is separately estimated.  The fair value of each option is amortized into share-based compensation on a straight-line basis over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.  The assumptions used in determining the fair value of options granted in the last two fiscal years and a summary of the methodology applied to develop each assumption are as follows:

	2012	2011

Expected price volatility	58.34%	52.01%

Risk-free interest rate	0.94%	1.27%

Weighted average expected lives in years	3.8	4.6

Dividend yield	0.00%	0.00%

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

A summary of stock option activity for the Company’s most recent fiscal year is as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value (in thousands)

Outstanding January 30, 2011	374,000	$19.81	1.0	$—

Granted	22,500	10.60

Exercised	—	—

Forfeited/Expired	(119,250)	9.47

Outstanding January 29, 2012	277,250	$14.86	3.0	$—

Vested and expected to vest at January 29, 2012	159,250	$13.50	3.0	$—

Exercisable at January 29, 2012	118,000	$16.71	2.0	$—

The Company recognizes expense for its share-based payments based on the fair value of the awards at grant date.  The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price on January 29, 2012 and the option respective exercise price, multiplied by the number of in-the-money options as of January 29, 2012.  As of January 29, 2012, total estimated unrecognized share-based compensation related to non-vested stock options is $0.5 million with a weighted average recognition period of 2.2 years.

Other information relative to option activity during the fiscal years ended January 29, 2012 and January 30, 2011 is as follows:

	2012	2011

Weighted Average Grant Date Fair Value of Stock Options Granted (per share)	$4.65	6.12

Total Fair Value of Stock Options Vested	689	537

Total Intrinsic Value of Stock Options Exercised	—	—

\

11.          Seasonality and Quarterly Results (unaudited)

The following table sets forth the Company’s net sales, gross margin, earnings (loss) from continuing operations and net earnings (loss) during each quarter of fiscal years 2012 and 2011.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012 *	Net sales	$114.0	121.7	109.6	137.5
	Gross margin	33.7	39.5	33.6	39.4
	Earnings (loss) from continuing operations	(1.6)	2.4	0.2	0.9
	Net earnings (loss)	(1.5)	2.3	0.1	0.8
	Net earnings (loss) per share: (1)
	Basic	(0.40)	0.60	0.01	0.22
	Diluted	(0.40)	0.60	0.01	0.22

Fiscal 2011	Net sales	$107.8	112.8	105.8	136.2
	Gross margin	33.0	36.0	33.4	39.9
	Earnings (loss) from continuing operations	(2.2)	(1.2)	(2.0)	1.9
	Net earnings (loss)	(2.3)	(1.1)	(2.1)	0.8
	Net earnings (loss) per share: (1)
	Basic	(0.60)	(0.28)	(0.55)	0.21
	Diluted	(0.59)	(0.27)	(0.55)	0.21

* Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory. See note 2 for more information.

(1) Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2012 and 2011 may not equal the total computed for the year.

12.          Business Operations

The Company’s business activities consist of the operation of ALCO stores.

The Company has many suppliers with which it conducts business.  For fiscal year 2012, AWG comprised more than 5% of the Company’s total purchases, whereas in fiscal 2011 no vendor represented more than 5% of the Company’s merchandise purchases.  The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.

For fiscal years 2012 and 2011 the percentages of sales by product category were as follows:

	2012	2011
Merchandise Category:
Consumables and commodities	34%	36%
Hardlines	34%	33%
Apparel and accessories	16%	16%
Home furnishings and décor	16%	15%
Total	100%	100%

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2012.
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

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Duckwall-ALCO Stores, Inc.:

We have audited the accompanying balance sheets of Duckwall-ALCO, Inc. (the Company) as of January 29, 2012 and January 30, 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duckwall-ALCO, Inc. as of January 29, 2012 and January 30, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended January 29, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in notes 1(c) and 2 to the financial statements, the Company elected to change its method of accounting for inventory from the retail inventory method, to the weighted average cost method in fiscal year 2012.

/s/ KPMG LLP

Kansas City, Missouri
April 13, 2012

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information with respect to the Company’s Directors, the Board of Directors’ Audit Committee, the Board of Directors’ Nominating Committee and the written code of ethics, see the information provided in the “Proposal One — Election of Directors”, “Information About Directors Nominees”, “Information about the Nominating Committee”, “Code of Ethics” and “Certain Information Concerning the Board and Its Committees” sections of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.  For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company’s executive officers as of April 12, 2012, are as follows:

Name	Age	Position

Richard E. Wilson	51	President - Chief Executive Officer
Wayne S. Peterson	54	Senior Vice President - Chief Financial Officer
Edmond C. Beaith	48	Senior Vice President – Supply Chain/Chief Information Officer
Tom L. Canfield	58	Senior Vice President – Logistics/Administration Officer

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

Wayne S. Peterson, joined the Company as its Senior Vice President-Chief Financial Officer on September 20, 2010. Mr. Peterson served as Chief Financial Officer of Minyard Foods, Inc., a privately-held regional supermarket retailer, which operates a total of 60 stores in the Dallas/Fort-Worth area from 2006 until he joined the Company. From 2002-2005, Mr. Peterson served as the Executive Vice President, Chief Financial Officer, Secretary, and Director of Copeland’s Enterprises, Inc., a privately held regional specialty retailer of sporting goods.  Mr. Peterson has also previously served as an executive with Homeland Holdings Corporation, and Buttrey Food and Drug Stores Company and has approximately 32 years of retail experience.

Edmond C. (Ted) Beaith has served as Senior Vice President – Supply Chain and Chief Information Officer since August 25, 2008.  From August 2007, Mr. Beaith was the Senior Retail Practice Manager - Western US for Capgemini USA, after serving as Managing Principal of the Retail Consulting Group of Agilysys, Inc., from April 2001 to July 2007.  Prior to his consulting career, Mr. Beaith has approximately 22 years in retail experience, including roles as Chief Information Officer of Brookshire Brothers and the Kohlberg Grocery Companies.

Tom L. Canfield, Jr. has served as Senior Vice President – Logistics/Administration Officer since 2006.  From 1973 to 2006, Mr. Canfield served in various capacities with the Company.  Mr. Canfield has approximately 37 years of experience in the retail industry.

ITEM 11.      EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders, contains under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders, contains under the captions “Related Party Transactions” and “Certain Information Concerning the Board and Its Committees” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant’s Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders, contains under the caption “Ratification of Selection of Independent Public Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

3.2	Amended and Restated Bylaws of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2011.

4.1
Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above, Bylaws described under 3.2 above, and Amendment to Bylaws under 3.3 above.

10.1
Stock Option Agreement between the Company and Tom Canfield, Jr. dated September 16, 2009 is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company dated September 24, 2009.

10.2	Stock Option Agreement dated March 13, 2009 between the Company and Edmond C. Beaith is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated March 20, 2009.

10.3
Employment Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.4
Stock Option Agreement, dated February 11, 2010, between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.5
Stock Option Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.6
Resignation of Director. On December 27, 2010 Raymond A.D. French resigned from the Board of Directors and such resignation is incorporated by reference to Exhibit 10.6 to the current Report on Form 8-K of the Company dated December 30, 2010.

10.7
Separation and Release Agreement dated May 13, 2010 between the Company and Jane F. Gilmartin is incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company dated May 19, 2010.

10.8
Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to Exhibit 10.8 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.9	Resignation of Donny Johnson incorporated herein by reference to Exhibit 10.9 on Current Report Form 8-K of the Company dated July 15, 2010.

10.10
Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.10 on Current Report Form 8-K of the Company dated August 27, 2010.

10.11
Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.11 on Current Report Form 8-K of the Company dated September 9, 2010.

10.12
Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.12 to Current Report Form 8-K of the Company dated September 16, 2010.

10.13
Credit Agreement dated July 21, 2011, between Duckwall-ALCO Stores, Inc. and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.13 on Current Report Form 8-K of the Company dated July 27, 2011.

10.14	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company dated June 27, 2011.

10.15
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.16
Employment agreement entered into by the Company and Wayne S. Peterson dated March 15, 2012 is incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.17	Employment agreement entered into by the Company and Ted Beaith dated March 15, 2012 is incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.18
Employment agreement entered into by the Company and Tom L. Canfield, Jr. dated March 15, 2012 is incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K dated March 22, 2012.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company’s Annual Report on Form 10-K dated April 15, 2011.

18.2	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm

23.1	Consent of Independent Registered Public Accounting Firm.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 13, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 13, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated April 13, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2012 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated April 13, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K for the year ended January 29, 2012 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
by	/s/ Richard E. Wilson
President and Chief Executive Officer

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	April 13, 2012
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	April 13, 2012
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	April 13, 2012
Terrence M. Babilla
Director

/s/ Dennis E. Logue	April 13, 2012
Dennis E. Logue
Director

/s/ Lolan C. Mackey	April 13, 2012
Lolan C. Mackey
Director

/s/ Royce L. Winsten	April 13, 2012
Royce L. Winsten
Director - Chairman of Board