Form 10-K/A
period 2012-01-29
DUCKWALL ALCO STORES INC
filed 2012-05-01
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note:

Duckwall-Alco Stores, Inc. is filing Amendment No. 1 on Form 10-K/A (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended January 29, 2012 as filed with the Securities and Exchange Commission on April 13, 2012 solely to correct an administrative error in the content of Part II, Item 9A. Controls and Procedures, Item (d), Report of Independent registered Public Accounting Firm (the "Report").  The new Report, as amended, is attached hereto in its entirety.

Attached as exhibits to this Form 10-K/A are certifications from the Company's Chief Executive Officer and Chief Financial Officer to certify the information found in this Form 10-K/A.

The Amendment has been revised solely to reflect the changes above, and no other amendments, revisions or modifications have been made to the original Form 10-K.  This Amendment speaks only as of the date the original Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the original Form 10-K to give effect to any subsequent events.  Accordingly, this Amendment should be read in conjunction with the original Form 10-K and the Company's other reports filed with the Securities Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

None of the changes made to the original Form 10-K filed on April 13, 2012 affect or make any changes to the information in or related to the Interactive Data File formatted in Extensible Business Reporting Language (XBRL), which was included as Exhibit 101 to the original Form 10-K filed on April 13, 2012. Such Interactive Data File is incorporated into this Form 10-K/A by reference.

2

ITEM 9A. CONTROLS AND PROCEDURES

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Duckwall-ALCO Stores, Inc.:

We have audited Duckwall-ALCO Stores, Inc.’s (the Company) internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of January 29, 2012 and January 30, 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 29, 2012, and our report dated April 13, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Kansas City, Missouri
April 13, 2012

3

ITEM 15.      EXHIBITS

(a)	Documents filed as part of this report

Number	Description

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Amendment No. 1 to the Annual Report on Form 10-K for the year ended January 29, 2012 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated April 30, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Amendment No. 1 to the Annual Report on Form 10-K for the year ended January 29, 2012 and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUCKWALL-ALCO STORES, INC.
by	/s/ Richard E. Wilson
President and Chief Executive Officer

Dated: April 30, 2012