Form 10-Q
period 2012-04-29
DUCKWALL ALCO STORES INC
filed 2012-06-08
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,808,338 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of June 7, 2012.

DUCKWALL-ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Duckwall-ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)
	April 29, 2012	January 29, 2012
	(Unaudited)
Assets
Current assets:
Cash	$612	$2,491
Receivables	9,166	10,334
Inventories	166,357	156,215
Prepaid expenses	3,039	3,603
Deferred income tax assets	6,617	5,607
Property held for sale	568	568
Total current assets	186,359	178,818

Property and equipment, at cost:
Land and land improvements	1,508	1,508
Buildings and building improvements	10,421	10,488
Furniture, fixtures and equipment	71,942	71,518
Transportation equipment	846	861
Leasehold improvements	19,254	19,289
Construction work in progress	1,680	1,177
Total property and equipment	105,651	104,841
Less accumulated depreciation and amortization	78,280	76,563
Net property and equipment	27,371	28,278

Property under capital leases	24,054	24,054
Less accumulated amortization	11,711	11,498
Net property under capital leases	12,343	12,556

Other non-current assets	742	754
Total assets	$226,815	$220,405

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of capital lease obligations	$596	$570
Accounts payable	46,866	26,695
Accrued salaries and commissions	4,338	3,984
Accrued taxes other than income	4,939	4,845
Self-insurance claim reserves	3,931	4,112
Income taxes payable	259	—
Other current liabilities	3,915	4,327
Total current liabilities	64,844	44,533

Notes payable under revolving loan	40,000	52,063
Capital lease obligations - less current maturities	12,612	12,804
Deferred gain on leases	3,343	3,439
Deferred income taxes – non-current	537	643
Other non-current liabilities	2,493	2,483
Total liabilities	123,829	115,965

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,808,338 and 3,842,745 shares issued and outstanding, respectively	1	1
Additional paid-in capital	39,945	40,115
Retained earnings	63,040	64,324
Total stockholders’ equity	102,986	104,440
Total liabilities and stockholders’ equity	$226,815	$220,405

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	April 29, 2012	May 1, 2011*
Net sales	$117,205	$113,187
Cost of sales	82,627	79,790

Gross margin	34,578	33,397

Selling, general and administrative	33,645	32,495
Depreciation and amortization expenses	2,111	2,171

Total operating expenses	35,756	34,666

Operating loss from continuing operations	(1,178)	(1,269)

Interest expense	744	1,069

Loss from continuing operations before income taxes	(1,922)	(2,338)

Income tax benefit	(788)	(805)

Loss from continuing operations	(1,134)	(1,533)

Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $(92) in 2013 and $7 in 2012	(150)	11
Net loss	$(1,284)	$(1,522)

Earnings (loss) per share
Basic
Continuing operations	$(0.30)	$(0.40)
Discontinued operations	(0.04)	0.00

Net loss per share	$(0.34)	$(0.40)

Earnings (loss) per share
Diluted
Continuing operations	$(0.30)	$(0.40)
Discontinued operations	(0.04)	0.00

Net loss per share	$(0.34)	$(0.40)

*Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	April 29, 2012	May 1, 2011*

Cash flows from operating activities:
Net loss	$(1,284)	$(1,522)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,122	2,189
Gain on sale of assets	(92)	(23)
Share-based compensation	130	100
Deferred income taxes	(857)	(828)

Changes in:
Receivables	1,168	(22)
Prepaid expenses	564	587
Inventories	(10,142)	(10,432)
Prepaid income taxes	—	38
Accounts payable	20,171	7,050
Accrued salaries and commissions	354	249
Accrued taxes other than income	94	(223)
Self-insured claims reserves	(181)	(4)
Other assets and liabilities	(486)	(758)
Net cash provided by (used in) operating activities	11,561	(3,599)

Cash flows from investing activities:
Proceeds from the sale of assets	451	28
Acquisition of property and equipment	(1,362)	(641)
Net cash used in investing activities	(911)	(613)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	(12,063)	6,373
Payments for repurchase of stock	(300)	—
Pay downs under term loan	—	(378)
Principal payments under capital lease obligations	(166)	(252)
Net cash provided by (used in) financing activities	(12,529)	5,743

Net increase (decrease) in cash and cash equivalents	(1,879)	1,531
Cash at beginning of period	2,491	4,189

Cash at end of period	$612	$5,720

*Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory.  See note 2 for more information.

See accompanying notes to unaudited financial statements.

Duckwall-ALCO Stores, Inc.
Notes to Unaudited Financial Statements

(1)           Basis of Presentation

The accompanying unaudited financial statements of Duckwall-ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company's fiscal 2012 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2013 is a 53-week period consisting of three thirteen week periods and one fourteen week period with each period referred to as a quarter.  During Fiscal 2013, the fourteen week period will occur in the fourth quarter.  Fiscal 2012 was a 52-week period consisting of four thirteen week periods. The thirteen weeks ended April 29, 2012 and May 1, 2011 are referred to herein as the first quarter of fiscal 2013 and 2012, respectively.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in earnings (loss) from discontinued operations, net of income tax expense (benefit) line of the Statements of Operations.

(2)           Change in Accounting Method

During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The change has been retroactively applied and decreased cost of sales and operating loss by $0.6 million for the quarter ended May 1, 2011.  Additionally, inventory increased by $0.6 million as of May 1, 2011.

(3)           Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the first quarter of fiscal 2013 and the first quarter of fiscal 2012, share-based compensation decreased pre-tax income by $0.1 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Stock Incentive Plan

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  As of April 29, 2012, the Company had 274,620 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of April 29, 2012, the Company had 96,457 shares remaining to be issued under this plan.  Upon exercise, the Company will issue these shares from the unissued shares authorized.

The fair value of each option grant is separately estimated. The fair value of each option is amortized into share-based compensation on a straight-line basis over the requisite service period as discussed above.  We have estimated the fair value of all stock option awards as of the date of the grant by applying a modified Black-Scholes pricing valuation model.  The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of share-based compensation, including expected stock price volatility.  The assumptions used in determining the fair value of options granted and a summary of the methodology applied to develop each assumption are as follows:

	Fiscal 2012 Ended	Thirteen Week Periods Ended
	January 29, 2012	April 29, 2012	May 1, 2011
Stock options granted	22,500	15,000	—

Weighted average exercise price of stock options granted	$10.60	8.90	—

Weighted average grant date fair value	$4.65	3.16	—

	Fiscal 2012 Ended	Thirteen Week Periods Ended
	January 29, 2012	April 29, 2012	May 1, 2011
Expected price volatility	58.34%	54.62%	N/A

Risk-free interest rate	0.94%	0.38%	N/A

Weighted average expected lives in years	3.8	4.8	N/A

Dividend yield	0.00%	0.00%	N/A

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

As of April 29, 2012, total unrecognized share-based compensation related to non-vested stock options is $0.4 million with a weighted average expense recognition period of 2.2 years.

(4)           Accounting for Income Taxes

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

	Thirteen Week Periods Ended
	April 29, 2012	May 1, 2011
Basic	3,822,006	3,841,895

Diluted	3,822,006	3,841,895

(7)          Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed two stores during the first quarter of fiscal 2013, whereas the Company did not close any stores during the first quarter of fiscal 2012.

(8)           Long-Term Debt

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-40, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of April 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

Based on the Company’s average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Facility) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The interest rate on the full outstanding borrowing at April 29, 2012 was 2.25%.

(9)           Stock Repurchase

On January 26, 2012, the Board of Directors reinstated the Company’s stock repurchase program (the “Program”). The Program was initially authorized by the Company on March 23, 2006 whereby the Board of Directors of the Company authorized the repurchase of 200,000 shares of the Company’s common stock with a par value of $.0001 (“Common Stock”).  In 2007, the Company repurchased 3,337 shares of Common Stock under the Program.  The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Therefore, there were 174,466 shares of Common Stock available to be repurchased by the Company under the Program as of its reinstatement on January 26, 2012.

On April 25, 2012, the Board of Directors of the Company authorized the Company to repurchase an additional 500,000 shares of Common Stock, for a total of 700,000 shares of Common Stock authorized for repurchase under the Program.

During the first quarter of fiscal 2013, the Company repurchased 34,407 shares of Common Stock under the Program. As of April 29, 2012, the Company had repurchased a total of 59,941 shares under the Program since it was initially approved in 2006.  Therefore, there were 640,059 shares of Common Stock available to be repurchased by the Company, as of April 29, 2012.  As of June 7, 2012, the amount of shares repurchased has remained unchanged.

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

OVERVIEW

Economic conditions:  The economic slowdown continues to cause disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.

Management does not believe that its merchandising operations, net sales, revenue or results from continuing operations have been materially impacted by inflation during the past two fiscal years.

Operations.  The Company is a regional broad line retailer operating in 23 states.

The Company’s fiscal year ends on the Sunday closest to January 31.  Fiscal year 2013 consists of 53 weeks whereas fiscal 2012 consisted of 52 weeks.  For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands unless otherwise noted.

Strategy.  The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company competes for retail sales with national and broadline retail stores as well as other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet.  The Company initiated a transactional web site during November 2011 and is currently in the process of expanding product selection and vendor categories.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2013, the Company will distribute approximately 48 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.4% of net sales in the first quarter of both fiscal years 2013 and 2012.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company’s ALCO stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.

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

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open no less than five stores in fiscal 2013.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

Recent Events

•
On April 19, 2012, the Board of Directors of the Company unanimously resolved to move the date of the Company's 2012 annual meeting from May 31, 2012 to June 27, 2012. The Company's 2012 annual meeting location has been moved to the law office of Lathrop & Gage LLP, 2345 Grand Boulevard, Suite 2200, Kansas City, Missouri 64108.

•
On April 25, 2012, the Board of Directors of the Company approved to increase the number of shares of the Company's Common Stock authorized for repurchase under the Company's Stock Repurchase Program from 200,000 to 700,000.

•
On April 30, 2012 the Compensation Committee of the Company's Board of Directors approved of the award of 7,500 stock options to the following executive officers of the Company: Wayne S. Peterson, Tom L. Canfield, Jr. and Edmond C. Beaith. Each of the aforementioned executive officers entered into a Stock Option Agreement with the Company effective as of April 30, 2012 upon such terms and conditions as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on May 3, 2012.

Key Items in First Quarter Fiscal 2013

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the first quarter of fiscal 2013 were:

•	Net sales from continuing operations increased $4.0 million, or 3.6%, to $117.2 million compared to $113.2 million for the first quarter of fiscal 2012.
•	Gross margin as a percentage of sales of 29.5% was flat compared to first quarter of fiscal 2012.
•	Net loss per share was $0.34 compared to net loss of $0.40 per share in the first quarter of fiscal 2012.
•
Earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening costs, executive and staff severance, and (gain) loss on asset disposal (“Adjusted EBITDA”) was $1.3 million compared to $1.1 million in the first quarter of fiscal 2012.

 RESULTS OF OPERATIONS

Thirteen Weeks Ended April 29, 2012 Compared to Thirteen Weeks Ended May 1, 2011

Net Sales

Net sales from continuing operations increased $4.0 million, or 3.6%, to $117.2 million compared to $113.2 million for the first quarter of fiscal 2012. The increase in net sales is largely due to the 1.7% improvement in same store sales, excluding fuel centers, and sales generated by new stores that are not included in same store sales.  Same store results include sales from stores open at least 14 months and remain open at the end of the reporting period.

Same store sales, excluding fuel centers, for the thirteen weeks ended April 29, 2012 increased $1.8 million, or 1.7%, to $113.0 million compared to $111.2 million during the thirteen weeks ended May 1, 2011.  The increase in same store sales was primarily due to a 3.7% increase in the average sale per transaction, partially offset by a 2.0% decrease in customer count.  Sales from non-same stores were $2.6 million in fiscal 2013.  Fuel sales decreased $0.4 million compared to the first quarter of fiscal 2012.

Gross Margin

Gross margin in the first quarter of fiscal 2013 was $34.6 million compared to $33.4 million in the first quarter of fiscal 2012.  As a percentage of net sales, gross margin was 29.5% for both the first quarter of fiscal 2013 and first quarter of fiscal 2012.  During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The Company believes the cost method is preferable to the retail inventory method because it better reflects the current value of inventory on the balance sheet and provides better matching of revenues and expenses.

SG&A

Selling, general and administrative (SG&A) expense increased $1.1 million, or 3.5%, to $33.6 million in the first quarter of fiscal 2013 compared to $32.5 million in the first quarter of fiscal 2012.   As a percentage of net sales, SG&A expense for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 was 28.7%.  SG&A, excluding share-based compensation, preopening costs, executive and staff severance, and (gain) loss on sale of assets, (“Adjusted SG&A Expenses”) was $33.3 million, or 28.4% of sales, in the first quarter of fiscal 2013, compared to $32.3 million, or 28.6% of sales, during the first quarter of fiscal 2012.  The increase in Adjusted SG&A Expense is attributable to the increase in non-same store expenses of $1.0 million.

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $2.1 million in the first quarter of fiscal 2013 compared to $2.2 million in the first quarter of fiscal 2012.

Interest Expense

Interest expense decreased $0.4 million, or 30.4%, to $0.7 million in the first quarter of fiscal 2013 compared to $1.1 million in the first quarter of fiscal 2012.  The decrease in interest expense is primarily due to the decrease in the average outstanding balance of the revolving line of credit with Wells Fargo Bank, National Association and Wells Capital Finance, LLC compared to the first quarter of fiscal 2012.

Income Taxes

The Company’s effective tax rate on earnings from continuing operations before income taxes in the first quarter of fiscal 2013 was 41.0% compared to 34.4% in the first quarter of fiscal 2012.  Certain tax credits were available to the Company in fiscal 2012, but are not currently available for fiscal 2013.  This has caused an increase in the expected effective tax rate for fiscal 2013.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.2 million in the first quarter of fiscal 2013. Earnings from discontinued operations, net of income tax expense, was $0.1 million in the first quarter of 2012.  The Company closed two stores during the first quarter of fiscal 2013 and none were closed during the first quarter of fiscal 2012.

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

	Thirteen Week Periods Ended
(dollars and average selling square feet in thousands, except square footage ratios)	April 29, 2012		May 1, 2011
SG&A Expenses Breakout
Store support center (1)	$5,284		$5,363
Distribution center	1,788		1,915
Same-store SG&A (2)	25,442		25,117
Non same-store SG&A (3)	1,001		—
Share-based compensation	130		100
SG&A as reported	33,645		32,495
Less:
Share-based compensation	(130)		(100)
Preopening store costs (3)	(74)		—
Executive and staff severance (1)	(222)		(76)
Gain on sale of assets	92		23
Adjusted SG&A	$33,311		$32,342

Adjusted SG&A % of sales	28.4%		28.6%

Sales per average selling square foot (4)	$26.59		$26.00

Gross Margin dollars per average selling square foot (4)	$7.84		$7.67

Adjusted SG&A per average selling square foot (4)	$7.56		$7.43

Adjusted EBITDA per average selling square foot (4)(5)	$0.29		$0.24

Average inventory per average selling square foot (4)(6)(7)	$31.41		$31.23

Average selling square feet (4)	4,408		4,354

Total stores operating beginning of period	216		214
Total stores operating end of period	214		214
Total non same-stores	4		0

Supplemental Data:
Same-store gross margin dollar change	3.4%		(2.0	) %
Same-store SG&A dollar change	1.4%		0.3%
Same-store total customer count change	(2.0	) %	(1.4	) %
Same-store average sale per ticket change	3.7%		4.8%

(1)	Store support center includes severance
(2)
These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to stores that had reached their fourteenth period of operation.  In addition, these amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.

(3)	Non same-stores are those stores which have not reached their fourteenth period of operation
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

Fiscal Year-to-Date 2013 Compared to Fiscal Year-to-Date 2012

Store support center expenses were consistent with prior year.

Same-store SG&A expenses increased $0.3 million, or 1.3%.  The increase was primarily attributable to increased labor and benefits ($0.2 million) and increased depreciation ($0.1 million).

Distribution center expenses decreased $0.1 million, or 6.6%.  The net decrease was primarily attributable to reduced payroll and benefits as a result of continuous warehouse efficiencies.

Non same-store SG&A expenses increased $1.0 million.  The increase primarily relates to timing of the four new store openings during fiscal 2012.  During the first quarter of fiscal 2013, SG&A expenses for these new stores were non-same, until the 14th month of operation.  The Company did not open any new stores during the first quarter of fiscal 2013.

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

	52 Weeks	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
(dollars in thousands)	Fiscal 2012	April 29, 2012	May 1, 2011	April 29, 2012
Net earnings (loss) from continuing operations (1)	$1,680	(1,134)	(1,533)	2,079
Plus:
Interest	4,207	744	1,069	3,882
Tax expense (benefit) (1)	924	(788)	(805)	941
Depreciation and amortization (1)	8,585	2,111	2,171	8,525
Share-based compensation	257	130	100	287
Preopening store costs (2)	557	74	—	631
Executive and staff severance (3)	143	222	76	289
Gain (loss) on sale of assets	252	(92)	(23)	183
Insurance proceeds (4)	(2,270)	—	—	(2,270)
=Adjusted EBITDA	14,335	1,267	1,055	14,547

Cash	2,491	612	5,720	612
Debt	65,437	53,208	64,815	53,208
Debt, net of cash	$62,946	52,596	59,095	52,596

(1)	These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(2)
These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year.  These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.

(3)	During fiscal years 2013 and 2012, the Company made departmental restructuring changes resulting in severance for various individuals.
(4)	On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 2012, working capital (defined as current assets less current liabilities) was $121.5 million compared to $134.3 million at the end of fiscal 2012.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.

Net cash provided by (used in) operating activities aggregated $11.6 and ($3.6) million, for the first quarters of fiscal years 2013 and 2012, respectively.  The increase in cash provided by operating activities resulted primarily from the increase in accounts payable, partially offset by an increase in merchandise inventory, with the remainder due to a decrease in accounts receivable.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and are being amortized over the term of the new facility.  During the first quarter of fiscal 2013, the Company had net pay downs of $12.1 million on its revolving credit facility.

The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $40.0 million together with outstanding letters of credit at April 29, 2012 resulted in an available line of credit at that date of approximately $72.3 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-40, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet. Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

Cash used in investing activities for the first quarters of fiscal years 2013 and 2012 totaled $0.9 million and $0.6 million, respectively, and consisted primarily of capital expenditures.

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2012. There have been no significant developments with respect to our contractual obligations since January 29, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company’s current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended
	April 29, 2012	May 1, 2011
Merchandise Category:
Consumables and commodities	37%	35%
Hardlines	34%	33%
Apparel and accessories	15%	16%
Home furnishings and décor	14%	16%
Total	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of April 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of April 29, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 29, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 26, 2012, the Board of Directors reinstated the Company’s stock repurchase program (the “Program”). The Program was initially authorized by the Company on March 23, 2006 whereby the Board of Directors of the Company authorized the repurchase of 200,000 shares of the Company’s common stock with a par value of $.0001 (“Common Stock”).  In 2007, the Company repurchased 3,337 shares of Common Stock under the Program.  The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Therefore, there were 174,466 shares of Common Stock available to be repurchased by the Company under the Program as of its reinstatement on January 26, 2012.

On April 25, 2012, the Board of Directors of the Company authorized the Company to repurchase an additional 500,000 shares of Common Stock, for a total of 700,000 shares of Common Stock authorized for repurchase under the Program.

During the first quarter of fiscal 2013, the Company repurchased 34,407 shares of Common Stock under the Program. As of the end of the first quarter of Fiscal 2013, April 29, 2012, the Company had repurchased a total of 59,941 shares under the Program since it was initially approved in 2006.  Therefore, there were 640,059 shares of Common Stock available to be repurchased by the Company, as of April 29, 2012.  As of June 7, 2012, the amount of shares repurchased has remained unchanged.

The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Total Number of Shares Authorized to be Repurchased	Total Number of Shares that May Yet Be Repurchased Under The Plans or Programs
As of January 29, 2012	25,534	15.16	200,000	174,466

First quarter:
Month 1	13,599	8.75	—	160,867
Month 2	16,828	8.63	—	144,039
Month 3	3,980	8.47	500,000	640,059

As of April 29, 2012	59,941	$10.25	700,000	640,059

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

4.2	Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and the Amended and Restated Bylaws described under 3.2 above.

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

10.7
Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to Exhibit 10.7 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.8	Resignation of Donny Johnson incorporated herein by reference to Exhibit 10.8 on Current Report Form 8-K of the Company dated July 15, 2010.

10.9
Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.9 on Current Report Form 8-K of the Company dated August 27, 2010.

10.10
Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.10 on Current Report Form 8-K of the Company dated September 9, 2010.

10.11
Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.11 to Current Report Form 8-K of the Company dated September 16, 2010.

10.12
Credit Agreement dated July 21, 2011, between Duckwall-ALCO Stores, Inc. and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.12 on Current Report Form 8-K of the Company dated July 27, 2011.

10.13	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company dated June 27, 2011.

10.14
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.15
Employment agreement entered into by the Company and Wayne S. Peterson dated March 15, 2012 is incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 22, 2012.

Number	Description
10.16	Employment agreement entered into by the Company and Ted Beaith dated March 15, 2012 is incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.17
Employment agreement entered into by the Company and Tom L. Canfield, Jr. dated March 15, 2012 is incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.18	Stock Option Agreement between the Company and Wayne S. Peterson dated April 30, 2012 incorporated herein by reference to Exhibit 10.18 to Current Report Form 8-K of the Company dated May 5, 2012.

10.19	Stock Option Agreement between the Company and Tom L. Canfield, Jr. dated April 30, 2012 incorporated herein by reference to Exhibit 10.19 to Current Report Form 8-K of the Company dated May 5, 2012.

10.20	Stock Option Agreement between the Company and Edmond C. Beaith dated April 30, 2012 incorporated herein by reference to Exhibit 10.20 to Current Report Form 8-K of the Company dated May 5, 2012.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company’s Annual Report on Form 10-K dated April 15, 2011.

18.2	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company’s Annual Report on Form 10-K dated April 13, 2012.

31.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc. dated June 8, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc. dated June 8, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of Duckwall-ALCO Stores, Inc, dated June 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of Duckwall-ALCO Stores, Inc., dated June 8, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	June 8, 2012
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	June 8, 2012
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)