Form 10-Q
period 2012-07-29
ALCO STORES INC
filed 2012-09-07
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

ALCO STORES, INC.
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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  X     NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES      X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES         NO      X

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,724,875 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of September 7, 2012.

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)
	July 29, 2012	January 29, 2012
	(Unaudited)
Assets
Current assets:
Cash	$2,407	$2,491
Receivables	9,525	10,334
Inventories	159,000	156,215
Prepaid expenses	4,419	3,603
Deferred income tax assets	5,325	5,607
Property held for sale	568	568
Total current assets	181,244	178,818

Property and equipment, at cost:
Land and land improvements	1,529	1,508
Buildings and building improvements	10,425	10,488
Furniture, fixtures and equipment	72,833	71,518
Transportation equipment	846	861
Leasehold improvements	20,000	19,289
Construction work in progress	3,023	1,177
Total property and equipment	108,656	104,841
Less accumulated depreciation and amortization	80,146	76,563
Net property and equipment	28,510	28,278

Property under capital leases	26,054	24,054
Less accumulated amortization	11,941	11,498
Net property under capital leases	14,113	12,556

Other non-current assets	819	754
Total assets	$224,686	$220,405

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$586	$570
Accounts payable	38,225	26,695
Accrued salaries and commissions	3,791	3,984
Accrued taxes other than income taxes	5,702	4,845
Self-insurance claim reserves	4,004	4,112
Income taxes payable	234	—
Other current liabilities	4,793	4,327
Total current liabilities	57,335	44,533

Notes payable under revolving loan	41,539	52,063
Capital lease obligations - less current maturities	14,442	12,804
Deferred gain on leases	3,246	3,439
Deferred income taxes – non-current	537	643
Other non-current liabilities	2,517	2,483
Total liabilities	119,616	115,965

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,808,338 and 3,842,745 shares issued and outstanding, respectively	1	1
Additional paid-in capital	40,045	40,115
Retained earnings	65,024	64,324
Total stockholders' equity	105,070	104,440
Total liabilities and stockholders' equity	$224,686	$220,405

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share data)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 29, 2012	July 31, 2011*	July 29, 2012	July 31, 2011*
Net sales	$121,725	$120,543	$238,574	$233,309
Cost of sales	81,860	81,425	164,222	160,879

Gross margin	39,865	39,118	74,352	72,430

Selling, general and administrative expenses	33,417	31,674	66,916	64,050
Depreciation and amortization expenses	2,129	2,120	4,239	4,290

Total operating expenses	35,546	33,794	71,155	68,340

Operating income from continuing operations	4,319	5,324	3,197	4,090

Interest expense	792	1,649	1,536	2,717

Earnings from continuing operations before income taxes	3,527	3,675	1,661	1,373

Income tax expense	1,427	1,364	660	573

Earnings from continuing operations	2,100	2,311	1,001	800

Loss from discontinued operations, net of income tax benefit of $70, $9, $184, and $116, respectively	(115)	(14)	(301)	(26)
Net earnings	$1,985	$2,297	$700	$774

Earnings (loss) per share
Basic
Continuing operations	$0.55	$0.60	$0.26	$0.21
Discontinued operations	(0.03)	0.00	(0.08)	(0.01)

Net earnings per share	$0.52	$0.60	$0.18	$0.20

Earnings (loss) per share
Diluted
Continuing operations	$0.55	$0.60	$0.26	$0.21
Discontinued operations	(0.03)	0.00	(0.08)	(0.01)

Net earnings per share	$0.52	$0.60	$0.18	$0.20

*Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	July 29, 2012	July 31, 2011*

Cash flows from operating activities:
Net earnings	$700	$774
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization	4,263	4,328
Gain on sale of assets	(92)	(139)
Share-based compensation	230	182
Tax impact of stock options exercised (expired)	—	(135)
Deferred income taxes	410	656
Changes in:
Receivables	809	(1,676)
Prepaid expenses	(816)	10
Inventories	(2,785)	(11,392)
Prepaid income taxes	—	(272)
Accounts payable	11,530	6,049
Accrued salaries and commissions	(193)	(408)
Accrued taxes other than income	857	181
Self-insured claims reserves	(108)	(131)
Other assets and liabilities	242	261
Net cash provided by (used in) operating activities	15,047	(1,712)

Cash flows from investing activities:
Proceeds from the sale of assets	465	165
Acquisition of property and equipment	(4,426)	(1,998)
Net cash used in investing activities	(3,961)	(1,833)

Cash flows from financing activities:
Net borrowings (pay downs) under revolving loan credit agreement	(10,524)	7,516
Payments for repurchase of stock	(300)	—
Refinancing costs on revolving loan and term loan fees	—	(520)
Pay downs under term loan	—	(761)
Principal payments under capital lease obligations	(346)	(448)
Net cash provided by (used in) financing activities	(11,170)	5,787

Net increase (decrease) in cash	(84)	2,242
Cash at beginning of period	2,491	4,189

Cash at end of period	$2,407	$6,431

*Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Notes to Unaudited Financial Statements

(1)           Basis of Presentation

The accompanying unaudited financial statements of ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company's fiscal 2012 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company's business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

Fiscal 2013 is a 53-week period consisting of three thirteen week periods and one fourteen week period with each period referred to as a quarter.  During Fiscal 2013, the fourteen week period will occur in the fourth quarter.  Fiscal 2012 was a 52-week period consisting of four thirteen week periods.  The thirteen weeks ended July 29, 2012 and July 31, 2011 are referred to herein as the second quarter of fiscal 2013 and 2012, respectively.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in earnings (loss) from discontinued operations, net of income tax expense (benefit) line of the Statements of Operations.

(2)           Change in Accounting Method

During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The change has been retroactively applied and decreased cost of sales and increased gross margin for the quarter ended July 31, 2011 and the twenty-six weeks ended July 31, 2011 by $1.7 million and $2.3 million, respectively.  Additionally, inventory increased by $2.3 million as of July 31, 2011.

(3)           Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the second quarter of fiscal 2013 and the second quarter of fiscal 2012, share-based compensation decreased pre-tax income by $0.1 million.  For both the twenty-six weeks ended July 29, 2012 and July 31, 2011, share-based compensation decreased pre-tax income by $0.2 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Equity Incentive Plans

On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, awards and rights to officers, key employees and consultants of the Company; provided however, the Company's directors are not permitted to be participants in the Plan.  According to the terms of the Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the Plan. As of July 29, 2012, the Company had 397,500 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.

Under the Company's 2003 Incentive Stock Option Plan (the "2003 Plan"), options to purchase shares of Company stock may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the 2003 Plan. As of July 29, 2012, the Company had 227,620 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  This 2003 Plan will expire on May 22, 2013.

Under the Company's Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of July 29, 2012, the Company had 73,957 shares remaining to be issued under this plan.  Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2013 and 2012:

	Fiscal 2012 Ended	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	January 29, 2012	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Stock options granted	22,500	175,000	22,500	190,000	22,500

Weighted average exercise price	$10.60	9.45	10.60	9.41	10.60

Weighted average grant date fair value	$4.65	3.90	4.65	3.92	4.65

Expected price volatility	58.34%	47.68%	58.37%	48.23%	58.37%

Risk-free interest rate	0.94%	0.61%	0.94%	0.59%	0.94%

Weighted average expected lives in years	3.8	7.4	3.8	7.2	3.8

Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

EXPECTED LIVES -- This is the period of time over which the options granted are expected to remain outstanding and is based on management's expectations in relation to the holders of the options. Options granted have a maximum term of five or ten years. An increase in the expected life will increase share-based compensation.

DIVIDEND YIELD --- The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease share-based compensation.

As of July 29, 2012, total unrecognized share-based compensation related to non-vested stock options is $0.5 million with a weighted average expense recognition period of 2.8 years.

(4)           Accounting for Income Taxes

The statute of limitations for the Company's federal income tax returns is open for fiscal 2009 through fiscal 2011.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company's state returns are subject to examination by the taxing authorities for fiscal 2008 through fiscal 2011 or fiscal 2009 through fiscal 2011, depending on each state's statute of limitations.

(5)           Fair Value Measurements

The financial instruments of the Company consist of cash, short-term receivables, property held for sale, and accounts payable, accrued expenses and long-term debt instruments, including capital leases.  Property held for sale is presented at the lower of cost or fair value less costs of disposal.  For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  For capital leases, the carrying value approximates the fair value.  For all other financial instruments, including cash, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Basic	3,808,338	3,841,932	3,815,172	3,841,914

Diluted	3,808,338	3,842,036	3,815,172	3,841,914

(7)          Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed one store during both the second quarter of fiscal 2013 and the second quarter of fiscal 2012.  During the twenty-six weeks of fiscal 2013, the Company closed three stores, whereas the Company closed one store during the twenty-six weeks of fiscal 2012.

(8)           Long-Term Debt

          On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively "Wells Fargo").  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of July 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

Based on the Company's average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its "prime rate"; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Facility) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The interest rates on outstanding borrowings at July 29, 2012 were 2.25% on $30.0 million, 2.23% on $10 million and 4.25% on $1.5 million.

(9)            Stock Repurchase

On July 27, 2012,  the Company entered into a new Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement with William Blair and Company, LLC (the "Stock Repurchase Agreement") whereby the Company authorized the repurchase of up to 175,000 shares of the Company's common stock with a par value of $.0001 ("Common Stock") under the Company's stock repurchase program (the "Program").

The Program was initially authorized by the Company on March 23, 2006, whereby the Board of Directors of the Company authorized the repurchase of 200,000 shares of the Company's Common Stock, and the Company repurchased 3,337 shares of Common Stock under the Program. The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. The Board of Directors of the Company approved the reinstatement of the Program again on January 6, 2012 and the Company repurchased an additional 34,407 shares of Common Stock during such reinstatement. On April 25, 2012, the Board of Directors of the Company authorized the Company to repurchase an additional 500,000 shares of Common Stock for a total of 700,000 shares of Common Stock authorized for repurchase under the Program. The Stock Repurchase Agreement only authorizes William Blair and Company, LLC to repurchase a portion of the total shares available for repurchase under the Program as stated above. Under the terms of the Program, the Company can terminate the proposed buy back at any time.

During the second quarter of fiscal 2013, the Company did not repurchase any shares of Common Stock under the Program.  During the twenty-six weeks of fiscal 2013, the Company repurchased 34,407 shares of Common Stock under the Program. As of July 29, 2012, the Company had repurchased a total of 59,941 shares under the Program since it was initially approved in 2006.  Therefore, there were 640,059 shares of Common Stock available to be repurchased by the Company, as of July 29, 2012.  As of September 7, 2012, the Company had repurchased an additional 83,463 shares of Common Stock under the Program leaving 556,596 shares of Common Stock available to be repurchased by the Company.  The Company subsequently retires all repurchased shares.

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

OVERVIEW

Economic conditions:  The economic slowdown continues to cause disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and earnings.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.
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
Strategy.  The Company's overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment.  The Company competes for retail sales with national and broad line retail stores as well as other entities, such as mail order companies, specialty retailers, stores, manufacturer's outlets and the internet.
The Company initiated a transactional web site during November 2011.  In July 2012, the Company expanded the product selection on its website to include more than 10,000 items of high-quality merchandise.  Products offered on the ALCOstores.com website include video games and electronics, housewares, appliances and furniture, health & beauty aids, baby goods, office supplies, automotive and sporting goods, and much more. As in traditional ALCO Stores, consumers can choose from a wide range of well-known brand names.  In addition, the website includes brands not found in the Company's retail stores.
The Company has also adopted regional pricing and merchandising.  Regional pricing will allow the Company to identify opportunities to price specific items differently in different ALCO markets, depending on regional competitive situations, while maintaining ALCO's superior value positioning with shoppers in each market.  Regional merchandising consists of tailoring product offerings for specific needs in ALCO regions, such as adding fire-retardant clothing in stores in oil-drilling areas and higher-end outdoor apparel in areas frequented by outdoors enthusiasts, such as Colorado and other Western states.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2013, the Company will distribute approximately 48 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company's merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.0% and 0.9% of net sales in the second quarter of fiscal year 2013 and in the second quarter of fiscal year 2012, respectively.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included cross departmental products in many of its marketing vehicles.  For example, the Company has used an Elder Care page with over-the-counter products, "as seen on TV" items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers' needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company's stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  During the third quarter of fiscal year 2013, the Company intends to expand its offering of temperature controlled food.
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

The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company's stores have point-of-service computer terminals that capture sales information and transmit such information to the Company's data processing facilities where it is used to drive management, financial, and supply chain functions.

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis.  The Company currently intends to open no less than five stores in fiscal 2013.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These material contingencies include:
•	the Company's ability to hire, train, and retain qualified personnel;
•	the availability of adequate capital resources for us to purchase inventory, equipment, and fixtures and make other capital expenditures necessary for store expansion; and
•	the ability of our landlords and developers to find appropriate financing in the current credit market to develop property to be leased by the Company.
Historically, we have been able to hire, train, and retain qualified personnel and we anticipate being able to do so in the future.  In order to address this contingency, the Company has initiated an Assistant Manager Training Program whereby the Company provides general management training to manager candidates at monthly seminars held at the Company's corporate offices.  We anticipate that this program will increase our ability to train and retain qualified personnel.  We currently believe that we will have the capital resources necessary to purchase the inventory, equipment, and fixtures, and to fund the other capital expenditures necessary for the store expansions.  If we lack such capital resources, however, it would limit our expansion plans and negatively impact our operations going forward.  The Company has been working closely with multiple developers and landlords that the Company believes have the financial resources to develop property to be leased by the Company and hold such property as a long-term investment in their portfolios.  If such developers and landlords do not have, and cannot obtain, the financial resources to develop and hold such property, it would limit our expansion plans and negatively impact our operations going forward.

Recent Events
•
On April 25, 2012, the Board of Directors of the Company approved an increase in the number of shares of the Company's Common Stock authorized for repurchase under the Company's Stock Repurchase Program from 200,000 to 700,000.

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

•
On June 27, 2012, at the annual meeting of shareholders, an amendment to the Articles of Incorporation was approved to change the Company's name to ALCO Stores, Inc. and its ticker symbol on the NASDAQ to ALCS upon such terms and conditions as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on June 29, 2012.

•
On June 27, 2012, the Company's shareholders approved the 2012 Equity Incentive Plan upon such terms and conditions as stated on Form S-8 filed by the Company with the Securities and Exchange Commission on July 11, 2012.

•
On July 2, 2012, under the Independent Director Compensation Policy, each director was issued 5,000 stock options, and the Chairman of the Board was issued 7,500 stock options.  Each director entered into a Stock Option Agreement with the Company effective as of July 2, 2012 upon such terms and conditions as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 10, 2012.

•
On July 6, 2012, the Compensation Committee of the Company's Board of Directors approved a new incentive bonus plan upon such terms and conditions as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 13, 2012.

•
On July 6, 2012, the Company executed an Employment Agreement for new executive officer Brent A. Streit upon such terms and conditions as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 13, 2012.

•
On July 11, 2012, the Audit Committee of the Board of Directors approved dismissal of KPMG LLP and appointed Grant Thornton LLP to serve as the Company's independent registered public accounting firm effective July 16, 2012 as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 17, 2012.

•
On July 12, 2012, the Compensation Committee of the Company's Board of Directors approved of the award of both a Time Based Incentive Stock Option Agreement and a Performance Based Incentive Stock Option Agreement to each Richard E. Wilson, Wayne S. Peterson, Edmond C. Beaith, Tom L. Canfield, Jr., and Brent A. Streit, as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 13, 2012.

•
On July 18, 2012, the Company issued a press release relating to the launch of the Company's Ecommerce store, as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on July 19, 2012.

•
On July 27, 2012, the Company again reinstated the Company's Stock Repurchase Program and authorized William Blair and Company, LLC to repurchase up to 175,000 shares of the Company's Common Stock as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on August 2, 2012.

Key Items in Second Quarter Fiscal 2013.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the second quarter of fiscal 2013 were:

•	Net sales from continuing operations, excluding fuel, increased $1.2 million, or 1.0%, to $119.8 million compared to $118.6 million for the second quarter of fiscal 2012.
•	Gross margin percentage increased to 32.7% of net sales compared to 32.5% in the second quarter of fiscal 2012.
•	Net earnings per share were $0.52 compared to $0.60 per share in the second quarter of fiscal 2012.
•	Earnings from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs, executive and staff severance, and gain loss on sale of assets ("Adjusted EBITDA") was $6.7 million compared to $7.4 million in the second quarter of fiscal 2012.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 29, 2012 Compared to Thirteen Weeks Ended July 31, 2011

Net Sales

Net sales from continuing operations, excluding fuel, increased $1.2 million, or 1.0%, in the second quarter of fiscal 2013 to $119.8 million compared to $118.6 million for the second quarter of fiscal 2012.  Non-comparable store sales increased $3.5 million due to the opening of six new stores subsequent to the second quarter of fiscal 2012; two stores opened during the second quarter of fiscal 2013, one store opened during the third quarter of fiscal 2012, and three stores opened during the fourth quarter of fiscal 2012.

Sales from comparable stores, excluding fuel, decreased $2.3 million, or 1.9%, in the second quarter of fiscal 2013, primarily due to a 6.1% decrease in comparable store transactions and partially offset by a 4.5% increase in average transaction size.

Gross Margin

Gross margin in the second quarter of fiscal 2013 was $39.9 million, or 32.7% of net sales, compared to $39.1 million, or 32.5% of net sales, in the second quarter of fiscal 2012.  The increase in gross margin was attributable to the increase in net sales from continuing operations and a 20 basis point increase in gross margin rate.  The gross margin rate was positively impacted by less net mark-downs on merchandise, primarily due to buying efficiencies and competitive pricing opportunities implemented during the second quarter of fiscal 2013.

SG&A

Selling, general and administrative (SG&A) expenses increased $1.7 million, or 5.5%, to $33.4 million during the second quarter of fiscal 2013 compared to $31.7 million during the second quarter of fiscal 2012.  As a percentage of net sales, SG&A expenses during the second quarter of fiscal 2013 were 27.5%, compared to 26.3% during the second quarter of fiscal 2012.  SG&A, excluding share-based compensation, executive and corporate staff severance, and preopening store costs, ("Adjusted SG&A"), was $33.1 million, or 27.2% of net sales, in the second quarter of fiscal 2013 compared to $31.7 million, or 26.3% of net sales, during the second quarter of fiscal 2012.  The increase in Adjusted SG&A is primarily attributable to the increase of non-same store expenses ($1.2 million) and partially offset by reductions in store support center and warehouse expenses ($0.2 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $2.1 million in both the second quarter of fiscal 2013 and in the second quarter of fiscal 2012.

Interest Expense

Interest expense decreased $0.9 million, or 52.0%, to $0.8 million during the second quarter of fiscal 2013 compared to $1.7 million during the second quarter of fiscal 2012.  The decrease in interest expense is primarily attributable to lower interest rates assessed under the current credit agreement with Wells Fargo Bank, National Association and Wells Capital Finance, LLC, the decrease in the average outstanding balance of the revolving line of credit, and the recognition of unamortized financing fees, in the amount of $0.5 million, from the Company's previous credit agreement during the second quarter of fiscal 2012.
Income Taxes

The Company's effective tax rate on earnings from continuing operations before income taxes during the second quarter of fiscal 2012 was 40.5% compared to 37.1% during the second quarter of fiscal 2011.  Certain tax credits were available to the Company during fiscal 2012, but are not currently available for fiscal 2013.  This has caused an increase in the expected effective tax rate for fiscal 2013.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.1 million during the second quarter of fiscal 2013 compared to $0.0 million during the second quarter of fiscal 2012.  The Company closed one store during the second quarter of fiscal 2013 and closed one store during the second quarter of fiscal 2012.

Twenty-six Weeks Ended July 29, 2012 Compared to Twenty-six Weeks Ended July 31, 2011

Net Sales

Net sales from continuing operations, excluding fuel, increased $5.7 million, or 2.5%, for the twenty-six weeks ended July 29, 2012 to $235.1 million compared to $229.4 million for the twenty-six weeks ended July 31, 2011.  Non-comparable store sales increased $6.1 million due to the opening of six new stores subsequent to the second quarter of fiscal 2012.

Sales from comparable stores, excluding fuel, decreased $0.4 million, or 0.2%, for the twenty-six weeks ended July 29, 2012, primarily due to a 4.1% decrease in comparable store transactions and partially offset by a 4.0% increase in average transaction size.

Gross Margin

Gross margin for the twenty-six weeks ended July 29, 2012 was $74.4 million, or 31.2% of net sales, compared to $72.4 million, or 31.0% of net sales, for the twenty-six weeks ended July 31, 2011.  The increase in gross margin was attributable to the increase in net sales from continuing operations and a 20 basis point increase in gross margin rate.  The gross margin rate was positively impacted by less net mark-downs on merchandise, primarily due to buying efficiencies and competitive pricing opportunities implemented during the second quarter of fiscal 2013.

SG&A

Selling, general and administrative (SG&A) expenses increased $2.9 million, or 4.5%, to $66.9 million during the twenty-six weeks ended July 29, 2012 compared to $64.1 million during the twenty-six weeks ended July 31, 2011.  As a percentage of net sales, SG&A expenses were 28.0% during the twenty-six weeks ended July 29, 2012 compared to 27.5% during the twenty-six weeks ended July 31, 2011.  SG&A, excluding share-based compensation, executive and corporate staff severance, and preopening store costs, ("Adjusted SG&A Expenses"), was $66.8 million, or 28.0% of net sales, during the twenty-six weeks ended July 29, 2012 compared to $64.1 million, or 27.5% of net sales, during the twenty-six weeks ended July 31, 2011.  The increase in Adjusted SG&A is primarily attributable to the increase of non-same store expenses ($2.2 million) and partially offset by reductions in store support center and warehouse expenses ($0.3 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $4.2 million during the twenty-six weeks ended July 29, 2012 compared to $4.3 million during the twenty-six weeks ended July 31, 2011.

Interest Expense

Interest expense decreased $1.2 million, or 43.5%, to $1.5 million during the twenty-six weeks ended July 29, 2012 compared to $2.7 million during the twenty-six weeks ended July 31, 2011.  The decrease in interest expense is primarily attributable to lower interest rates assessed under the current credit agreement with Wells Fargo Bank, National Association and Wells Capital Finance, LLC, the decrease in the average outstanding balance of the revolving line of credit, and the recognition of unamortized financing fees, in the amount of $0.5 million, from the Company's previous credit agreement during the twenty-six weeks ended July 31, 2011.

Income Taxes

The Company's effective tax rate on earnings from continuing operations before income taxes during the twenty-six weeks ended July 29, 2012 was 39.7% compared to 41.7% during the twenty-six weeks ended July 31, 2011.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.3 million during the twenty-six weeks ended July 29, 2012 compared to $0.0 million during the twenty-six weeks ended July 31, 2011.  The Company closed three stores during the twenty-six weeks ended July 29, 2012, whereas the Company closed one store during the twenty-six weeks ended July 31, 2011.

Certain Non-GAAP Financial Measures

The Company has included Adjusted SG&A and Adjusted EBITDA, non-GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders. Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-GAAP performance measures. Further, management utilizes these measures with respect to internal evaluation, review of performance and to compare the Company's financial measures to those of its peers. Adjusted EBITDA differs from the most comparable GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted SG&A. These items are excluded by management to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company's operations.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
(dollars and average selling square feet in thousands, except square footage ratios)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
SG&A Expenses Breakout
Store support center (1)	$4,678	4,694	9,963	10,057
Distribution center	1,632	1,699	3,420	3,614
Same-store SG&A (2)	25,816	25,199	51,112	50,197
Non same-store SG&A (3)	1,191	—	2,191	—
Share-based compensation	100	82	230	182
SG&A as reported	33,417	31,674	66,916	64,050
Less:
Share-based compensation	(100)	(82)	(230)	(182)
Preopening store costs (3)	(171)	(3)	(245)	(3)
Executive and corporate staff severance (1)	—	(55)	(222)	(131)
Gain (loss) on sale of assets (1)	(1)	112	92	139
Adjusted SG&A	$33,145	31,646	66,311	63,873

Adjusted SG&A % of sales	27.2%	26.3%	27.8%	27.4%

Sales per average selling square foot (4)	$27.66	27.98	54.21	54.15

Gross Margin dollars per average selling square feet (4)	$9.06	9.08	16.89	16.81

Adjusted SG&A per average selling square foot (4)	$7.53	7.35	15.07	14.82

Adjusted EBITDA per average selling square foot (4)(5)	$1.53	1.73	1.83	1.99

Average inventory per average selling square foot (4)(6)(7)	$31.69	31.83	31.69	31.83

Average selling square feet (4)	4,401	4,308	4,401	4,308

Total stores operating beginning of period	214	214	216	214
Total stores operating end of period	215	213	215	213
Total non same-stores	6	0	6	0

Supplemental Data:
Same-store gross margin dollar change	(1.2)%	4.3%	0.0%	1.3%
Same-store SG&A dollar change	2.5%	(3.2)%	1.9%	(1.5)%
Same-store total customer count change	(6.1)%	(2.0)%	(4.1)%	(2.6)%
Same-store average sale per ticket change	4.5%	9.4%	4.0%	8.1%

(1)	Store support center includes severance and gain (loss) on sale of assets
(2)	These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to stores that had reached their fourteenth period of operation. In addition, these amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(3)	Non same-stores are those stores which have not reached their fourteenth period of operation
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

Fiscal Year-to-Date 2013 Compared to Fiscal Year-to-Date 2012

SG&A expenses for the twenty-six week period ended July 29, 2012 increased $2.9 million which was attributable to the increase of non-same store expenses ($2.2 million) and same-store expenses ($0.9 million), and partially offset by reductions in store support center and warehouse expenses ($0.3 million).

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		Thirteen Week Periods Ended		Trailing 52 Weeks Ended	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
(dollars in thousands)	52 Weeks Fiscal 2012	April 29, 2012	May 1, 2011	April 29, 2012	July 29, 2012	July 31, 2011	July 29, 2012
Net earnings (loss) from continuing operations (1)	$1,824	(1,098)	(1,511)	2,237	2,100	2,311	2,026
Plus:
Interest	4,207	744	1,069	3,882	792	1,649	3,025
Tax expense (benefit) (1)	744	(767)	(791)	768	1,427	1,364	831
Depreciation and amortization (1)	8,582	2,110	2,170	8,522	2,129	2,120	8,531
Share-based compensation	257	130	100	287	100	82	305
Preopening store costs (2)	557	74	—	631	171	3	799
Executive and corporate staff severance (3)	143	222	76	289	—	55	234
(Gain) loss on sale of assets	252	(92)	(23)	183	1	(112)	296
Insurance proceeds	(2,270)	—	—	(2,270)	—	—	(2,270)
=Adjusted EBITDA (1) (3)(4)	14,296	1,323	1,090	14,529	6,720	7,472	13,777

Cash	2,491	612	5,720	612	2,407	6,431	2,407
Debt	65,437	53,208	64,815	53,208	56,567	65,380	56,567
Debt, net of cash	$62,946	52,596	59,095	52,596	54,160	58,949	54,160

(1)	These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(2)	These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.
(3)	During fiscal years 2013 and 2012, the Company made departmental restructuring changes resulting in severance.
(4)	On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 2012, working capital (defined as current assets less current liabilities) was $123.9 million compared to $134.3 million at the end of fiscal 2012.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.

Net cash provided by (used in) operating activities aggregated $15.0 million and ($1.7) million, for the twenty-six week periods ended July 29, 2012 and July 31, 2011, respectively.  The increase in cash provided by operating activities resulted primarily from the increase in accounts payable of $11.5 million, partially offset by an increase in merchandise inventory of ($2.8) million, and net earnings, excluding depreciation and amortization of $5.0 million.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively "Wells Fargo").  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and are being amortized over the term of the new facility.  During the twenty-six weeks of fiscal 2013, the Company had net pay downs of $10.5 million on its revolving credit facility.
The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $41.5 million together with outstanding letters of credit at July 29, 2012 resulted in an available line of credit at that date of approximately $62.1 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company's inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet. Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash used in investing activities for the twenty-six week periods of fiscal years 2013 and 2012 totaled $4.0 million and $1.8 million, respectively, and consisted primarily of capital expenditures.
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Form 10-K for the fiscal year ended January 29, 2012. There have been no significant developments with respect to our contractual obligations since January 29, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company's current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Merchandise Category:
Hardlines	36%	35%	35%	34%
Consumables and commodities	34%	32%	35%	34%
Home furnishings and décor	15%	16%	15%	16%
Apparel and accessories	15%	17%	15%	16%
Total	100%	100%	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of July 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of July 29, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 1934 Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or to which any property is subject.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 29, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2012,  the Company entered into a new Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement with William Blair and Company, LLC (the "Stock Repurchase Agreement") whereby the Company authorized the repurchase of up to 175,000 shares of the Company's Common Stock under the Company's stock repurchase program (the "Program").

The Program was initially authorized by the Company on March 23, 2006, whereby the Board of Directors of the Company authorized the repurchase of 200,000 shares of the Company's Common Stock, and the Company repurchased 3,337 shares of Common Stock under the Program. The Company's Board of Directors reinstated the Program on August 13, 2008 and the Company repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. The Board of Directors of the Company approved the reinstatement of the Program again on January 6, 2012 and the Company repurchased an additional 34,407 shares of Common Stock during such reinstatement. On April 25, 2012, the Board of Directors of the Company authorized the Company to repurchase an additional 500,000 shares of Common Stock for a total of 700,000 shares of Common Stock authorized for repurchase under the Program. The Stock Repurchase Agreement only authorizes William Blair and Company, LLC to repurchase a portion of the total shares available for repurchase under the Program as stated above. Under the terms of the Program, the Company can terminate the proposed buy back at any time.

During the second quarter of fiscal 2013, the Company did not repurchase any shares of Common Stock under the Program.  During the twenty-six weeks of fiscal 2013, the Company repurchased 34,407 shares of Common Stock under the Program. As of July 29, 2012, the Company had repurchased a total of 59,941 shares under the Program since it was initially approved in 2006.  Therefore, there were 640,059 shares of Common Stock available to be repurchased by the Company, as of July 29, 2012.

As of September 7, 2012, the Company had repurchased an additional 83,463 shares of Common Stock under the Program leaving 556,596 shares of Common Stock available to be repurchased by the Company.

The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Weighted Average Price Paid Per Share	Total Number of Shares Authorized to be Repurchased	Total Number of Shares that May Yet Be Repurchased Under The Plans or Programs
As of January 29, 2012	25,534	$14.97	200,000	174,466

Fiscal 2013:
First quarter:	34,407	$8.69	500,000	640,059
Second quarter:
Month 1	—	—	—	—
Month 2	—	—	—	—
Month 3	—	—	—	—

As of July 29, 2012	59,941	$11.36	700,000	640,059

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

3.2	Amended and Restated Bylaws of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 27, 2011.

3.3
Certificate of Amendment to the Articles of Incorporation of Duckwall-ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on June 29, 2012.

4.1
Specimen of Duckwall-ALCO Stores, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

4.2
Reference is made to the Amended and Restated Articles of Incorporation described under 3.1 above and the Amended and Restated Bylaws described under 3.2 above and the Certificate of Amendment to the Articles of Incorporation described under 3.3 above.

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

10.8
Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.8 on Current Report Form 8-K of the Company dated August 27, 2010.

10.9
Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.9 on Current Report Form 8-K of the Company dated September 9, 2010

10.10
Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.10 to Current Report Form 8-K of the Company dated September 16, 2010.

10.11
Credit Agreement dated July 21, 2011, between Duckwall-ALCO Stores, Inc. and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.11 on Current Report Form 8-K of the Company dated July 27, 2011.

10.12	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company dated June 27, 2011.

10.13
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.14
Employment agreement entered into by the Company and Wayne S. Peterson dated March 15, 2012 is incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 22, 2012.

Number	Description
10.15	Employment agreement entered into by the Company and Ted Beaith dated March 15, 2012 is incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.16
Employment agreement entered into by the Company and Tom L. Canfield, Jr. dated March 15, 2012 is incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.17	Stock Option Agreement between the Company and Wayne S. Peterson dated April 30, 2012 incorporated herein by reference to Exhibit 10.17 to Current Report Form 8-K of the Company dated May 3, 2012.

10.18	Stock Option Agreement between the Company and Tom L. Canfield, Jr. dated April 30, 2012 incorporated herein by reference to Exhibit 10.18 to Current Report Form 8-K of the Company dated May 3, 2012.

10.19	Stock Option Agreement between the Company and Edmond C. Beaith dated April 30, 2012 incorporated herein by reference to Exhibit 10.19 to Current Report Form 8-K of the Company dated May 3, 2012.

10.20	Stock Option Agreement between the Company and Dennis E. Logue dated June 29, 2012 incorporated herein by reference to Exhibit 10.20 to Current Report Form 8-K of the Company dated July 10, 2012.

10.21	Stock Option Agreement between the Company and Dennis E. Logue dated June 29, 2012 incorporated herein by reference to Exhibit 10.21 to Current Report Form 8-K of the Company dated July 10, 2012.

10.22	Stock Option Agreement between the Company and Terrence M. Babilla dated June 29, 2012 incorporated herein by reference to Exhibit 10.22 to Current Report Form 8-K of the Company dated July 10, 2012.

10.23	Stock Option Agreement between the Company and Lolan C. Mackey dated June 29, 2012 incorporated herein by reference to Exhibit 10.23 to Current Report Form 8-K of the Company dated July 10, 2012.

10.24	Stock Option Agreement between the Company and Royce Winsten dated June 29, 2012 incorporated herein by reference to Exhibit 10.24 to Current Report Form 8-K of the Company dated July 10, 2012.

10.25	2012 Equity Incentive Plan is incorporated by reference to Exhibit 10.25 to the Form S-8 of the Company dated July 11, 2012.

10.26	Incentive Bonus Plan is incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of the Company dated July 13, 2012.

10.27	Employment agreement entered into by the Company and Brent A. Streit dated March 15, 2012 is incorporated by reference to Exhibit 10.27 to the Company's Current Report on Form 8-K dated July 13, 2012.

10.28
Time Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.28 to Current Report Form 8-K of the Company dated July 13, 2012.

10.29
Performance Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.29 to Current Report Form 8-K of the Company dated July 13, 2012.

10.30
Time Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.30 to Current Report Form 8-K of the Company dated July 13, 2012.

10.31
Performance Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.31 to Current Report Form 8-K of the Company dated July 13, 2012.

10.32
Time Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.32 to Current Report Form 8-K of the Company dated July 13, 2012.

10.33
Performance Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.33 to Current Report Form 8-K of the Company dated July 13, 2012.

10.34
Time Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.34 to Current Report Form 8-K of the Company dated July 13, 2012.

10.35
Performance Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.35 to Current Report Form 8-K of the Company dated July 13, 2012.

10.36
Time Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.36 to Current Report Form 8-K of the Company dated July 13, 2012.

10.37
Performance Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.37 to Current Report Form 8-K of the Company dated July 13, 2012.

Number	Description
10.38	Appointment of new independent registered public accounting firm incorporated herein by reference to Exhibit 10.38 to Current Report Form 8-K of the Company dated July 17, 2012.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 15, 2011.

18.2	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 13, 2012.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated September 7, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated September 7, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated September 7, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	September 7, 2012
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	September 7, 2012
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)