Form 10-Q
period 2012-10-28
ALCO STORES INC
filed 2012-12-07
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
3,257,817 shares of common stock, $.0001 par value (the issuer's only class of common stock), were outstanding as of December 7, 2012.

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)
	October 28, 2012	January 29, 2012
	(Unaudited)
Assets
Current assets:
Cash	$1,179	$2,491
Receivables	10,413	10,334
Inventories	192,008	156,215
Prepaid expenses	4,049	3,603
Deferred income tax assets	6,147	5,607
Property held for sale	568	568
Total current assets	214,364	178,818

Property and equipment, at cost:
Land and land improvements	1,544	1,508
Buildings and building improvements	10,469	10,488
Furniture, fixtures and equipment	73,404	71,518
Transportation equipment	846	861
Leasehold improvements	20,450	19,289
Construction work in progress	5,621	1,177
Total property and equipment	112,334	104,841
Less accumulated depreciation and amortization	81,851	76,563
Net property and equipment	30,483	28,278

Property under capital leases	27,956	24,054
Less accumulated amortization	12,191	11,498
Net property under capital leases	15,765	12,556

Other non-current assets	770	754
Total assets	$261,382	$220,405

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$583	$570
Accounts payable	61,859	26,695
Accrued salaries and commissions	4,221	3,984
Accrued taxes other than income taxes	5,664	4,845
Self-insurance claim reserves	3,898	4,112
Income taxes payable	154	—
Other current liabilities	4,513	4,327
Total current liabilities	80,892	44,533

Notes payable under revolving loan	58,000	52,063
Capital lease obligations – less current maturities	16,162	12,804
Deferred gain on leases	3,149	3,439
Deferred income taxes – non-current	537	643
Other non-current liabilities	2,511	2,483
Total liabilities	161,251	115,965

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,257,817 and 3,842,745 shares issued and outstanding, respectively	1	1
Additional paid-in capital	36,479	40,115
Retained earnings	63,651	64,324
Total stockholders' equity	100,131	104,440
Total liabilities and stockholders' equity	$261,382	$220,405

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share data)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 28, 2012	October 30, 2011*	October 28, 2012	October 30, 2011*
Net sales	$108,185	$108,149	$345,812	$340,688
Cost of sales	74,528	75,012	238,057	235,363

Gross margin	33,657	33,137	107,755	105,325

Selling, general and administrative expenses	32,676	32,480	99,355	96,267
Depreciation and amortization expenses	2,204	2,084	6,436	6,368

Total operating expenses	34,880	34,564	105,791	102,635

Other operating income	—	2,270	—	2,270

Operating income (loss) from continuing operations	(1,223)	843	1,964	4,960

Interest expense	859	619	2,395	3,336

Earnings (loss) from continuing operations before income taxes	(2,082)	224	(431)	1,624

Income tax expense (benefit)	(839)	48	(183)	632

Earnings (loss) from continuing operations	(1,243)	176	(248)	992

Loss from discontinued operations, net of income tax benefit of $80, $77, $260, and $103, respectively	(130)	(127)	(425)	(169)
Net earnings (loss)	$(1,373)	$49	$(673)	$823

Earnings (loss) per share
Basic
Continuing operations	$(0.34)	$0.04	$(0.07)	$0.25
Discontinued operations	(0.03)	(0.03)	(0.11)	(0.04)

Net earnings (loss) per share	$(0.37)	$0.01	$(0.18)	$0.21

Earnings (loss) per share
Diluted
Continuing operations	$(0.34)	$0.04	$(0.07)	$0.25
Discontinued operations	(0.03)	(0.03)	(0.11)	(0.04)

Net earnings (loss) per share	$(0.37)	$0.01	$(0.18)	$0.21

*Fiscal year 2012 amounts have been revised to reflect the change in accounting for inventory.  See Note 2 for more information.

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	October 28, 2012	October 30, 2011*

Cash flows from operating activities:
Net earnings (loss)	$(673)	$823
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization	6,479	6,434
Loss (gain) on sale of assets	4	(87)
Share-based compensation	327	274
Tax impact of stock options expired	—	(134)
Deferred income taxes	(646)	617
Proceeds from insurance settlement	—	(2,270)
Changes in:
Receivables	(79)	(1,846)
Prepaid expenses	(446)	(69)
Inventories	(35,793)	(46,526)
Prepaid income taxes	—	96
Accounts payable	35,164	22,495
Accrued salaries and commissions	237	55
Accrued taxes other than income	819	169
Self-insured claims reserves	(214)	(206)
Income taxes payable	154	—
Other assets and liabilities	(89)	948
Net cash provided by (used in) operating activities	5,244	(19,227)

Cash flows from investing activities:
Proceeds from the sale of assets	486	458
Proceeds from insurance settlement	—	2,270
Acquisition of property and equipment	(8,485)	(5,184)
Net cash used in investing activities	(7,999)	(2,456)

Cash flows from financing activities:
Net borrowings under revolving loan credit agreement	5,937	22,935
Payments for repurchase of stock	(3,963)	—
Refinancing costs on revolving loan and term loan fees	—	(520)
Pay downs under term loan	—	(1,151)
Principal payments under capital lease obligations	(531)	(645)
Net cash provided by financing activities	1,443	20,619

Net decrease in cash	(1,312)	(1,064)
Cash at beginning of period	2,491	4,189

Cash at end of period	$1,179	$3,125

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

Fiscal 2013 is a 53-week period consisting of three thirteen week periods and one fourteen week period with each period referred to as a quarter.  During Fiscal 2013, the fourteen week period will occur in the fourth quarter.  Fiscal 2012 was a 52-week period consisting of four thirteen week periods.  The thirteen weeks ended October 28, 2012 and October 30, 2011 are referred to herein as the third quarter of fiscal 2013 and 2012, respectively.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in earnings (loss) from discontinued operations, net of income tax expense (benefit) line of the Statements of Operations.

(2)           Change in Accounting Method

During the fourth quarter of fiscal 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The change has been retroactively applied and increased cost of sales and decreased gross margin for the third quarter ended October 30, 2011 by $0.1 million and decreased cost of sales and increased gross margin for the thirty-nine weeks ended October 30, 2011 by $2.2 million, respectively.  Additionally, inventory increased by $2.2 million as of October 30, 2011.

(3)           Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the third quarter of fiscal 2013 and the third quarter of fiscal 2012, share-based compensation decreased pre-tax income by $0.1 million.  For both the thirty-nine weeks ended October 28, 2012 and October 30, 2011, share-based compensation decreased pre-tax income by $0.3 million.

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Equity Incentive Plans

On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, awards and rights to officers, key employees and consultants of the Company; provided however, the Company's directors are not permitted to be participants in the Plan.  According to the terms of the Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the Plan. As of October 28, 2012, the Company had 415,000 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  The 2012 Plan will expire on June 27, 2022.

Under the Company's 2003 Incentive Stock Option Plan (the "2003 Plan"), options to purchase shares of Company stock may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option.  No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the 2003 Plan. As of October 28, 2012, the Company had 248,120 shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  The 2003 Plan will expire on May 22, 2013.

Under the Company's Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options.  As of October 28, 2012, the Company had 73,957 shares remaining to be issued under this plan.  Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

The following summarizes information concerning stock option grants during fiscal 2013 and 2012:

	Fiscal 2012 Ended	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 29, 2012	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Stock options granted	22,500	—	—	190,000	22,500

Weighted average exercise price	$10.60	—	—	9.41	10.60

Weighted average grant date fair value	$4.65	—	—	3.92	4.65

Expected price volatility	58.4%	N/A	N/A	48.2%	58.4%

Risk-free interest rate	0.9%	N/A	N/A	0.6%	0.9%

Weighted average expected lives in years	3.8	N/A	N/A	7.2	3.8

Dividend yield	0.0%	N/A	N/A	0.0%	0.0%

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

As of October 28, 2012, total unrecognized share-based compensation related to non-vested stock options is $0.5 million with a weighted average expense recognition period of 2.4 years.

(4)           Accounting for Income Taxes

The statute of limitations for the Company's federal income tax returns is open for fiscal 2009 through fiscal 2012.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company's state returns are subject to examination by the taxing authorities for fiscal 2008 through fiscal 2012 or fiscal 2009 through fiscal 2012, depending on each state's statute of limitations.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Basic	3,677,357	3,842,745	3,769,234	3,842,745

Diluted	3,677,357	3,842,745	3,769,234	3,842,745

(7)          Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed one store during the third quarter of fiscal 2013, whereas the Company did not close any stores during the third quarter of fiscal 2012.  During the thirty-nine weeks of fiscal 2013, the Company closed four stores, whereas the Company closed one store during the thirty-nine weeks of fiscal 2012.

(8)           Long-Term Debt

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively "Wells Fargo").  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The revolving loan note payable of $58.0 million together with outstanding letters of credit at October 28, 2012 resulted in an available line of credit at that date of approximately $53.4 million, subject to a borrowing base calculation.The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of October 28, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.
Based on the Company's average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its "prime rate"; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Facility) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The interest rates on outstanding borrowings at October 28, 2012 were 2.25% on $50.0 million and 2.23% on $8.0 million.

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

During the third quarter of fiscal 2013, the Company repurchased 550,521 shares of Common Stock under the Program, which resulted in a decrease to additional paid-in capital of $3.7 million.  During the thirty-nine weeks of fiscal 2013, the Company repurchased 584,928 shares of Common Stock under the Program, which resulted in a decrease to additional paid-in capital of $4.0 million. As of October 28, 2012, the Company had repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of October 28, 2012.  As of December 7, 2012, the Company has not repurchased any additional shares of Common Stock under the Program.  The Company subsequently retires all repurchased shares.

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

OVERVIEW

Economic Conditions and Other External Factors.  The economic slowdown and uncertainty around various political topics, as well as concerns about the fiscal cliff, continue to cause disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and earnings.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.  Lastly, our markets have experienced unseasonably warm temperatures which have negatively impacted consumer spending habits in our colder weather categories.  Severe drought has also affected the majority of our trading area and the agricultural business in the Midwest.
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
The Company initiated a transactional web site during November 2011.  In July 2012, the Company expanded the product selection on its website which now includes more than 20,000 items of high-quality merchandise.  Products offered on the ALCOstores.com website include video games and electronics, housewares, appliances and furniture, health & beauty aids, baby goods, office supplies, automotive and sporting goods, and much more. As in traditional ALCO Stores, consumers can choose from a wide range of well-known brand names.  In addition, the website includes brands not found in the Company's retail stores.
During the second quarter of fiscal 2013, the Company has also adopted regional pricing and merchandising.  Regional pricing will allow the Company to identify opportunities to price specific items differently in different ALCO markets, depending on regional competitive situations, while maintaining ALCO's superior value positioning with shoppers in each market.  Regional merchandising consists of tailoring product offerings for specific needs in ALCO regions, such as adding fire-retardant clothing in stores in oil-drilling areas and higher-end outdoor apparel in areas frequented by outdoors enthusiasts, such as Colorado and other Western states.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2013, the Company will distribute approximately 48 circulars in ALCO markets.  The Company also uses in-store marketing.  The Company's merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.1% and 0.6% of net sales in the third quarter of fiscal year 2013 and in the third quarter of fiscal year 2012, respectively.  Management believes it has developed a comprehensive marketing strategy that will increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included cross departmental products in many of its marketing vehicles.  For example, the Company has used an Elder Care page with over-the-counter products, "as seen on TV" items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers' needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company's stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  During the third quarter of fiscal year 2013, the Company began to expand its offering of temperature controlled food and will continue to do so in the fourth quarter.
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

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis.  The Company will have opened a total of five stores during fiscal 2013.  While the Company believes that adequate sites are available for future store openings, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These material contingencies include:
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
Historically, we have been able to hire, train, and retain qualified personnel and we anticipate being able to do so in the future. In order to address the increase in demand for qualified management, the Company will continue to recruit for those interested in working and living in our communities. Once hired, the management personnel will complete an in-store, hands-on management training program coupled with e-learning modules to ensure operational efficiencies and align to the Company priorities. We believe this training process will allow the Company to see the benefits of prompt time-to-productivity, employee engagement and commitment, and overall employee retention.
We currently believe that we will have the capital resources necessary to purchase the inventory, equipment, and fixtures, and to fund the other capital expenditures necessary for future store expansions.  If we lack such capital resources, however, it would limit our expansion plans and negatively impact our operations going forward.  The Company has been working closely with multiple developers and landlords that the Company believes have the financial resources to develop property to be leased by the Company and hold such property as a long-term investment in their portfolios.  If such developers and landlords do not have, and cannot obtain, the financial resources to develop and hold such property, it would limit our expansion plans and negatively impact our operations going forward.

Financial Risk.  The Company is closely monitoring Internal Revenue Section 382 regarding technical change of control.  This particular section of the tax code monitors the shift in 5% shareholders.  Should the aggregate shift in 5% shareholders exceed 50% ("tripping event") in the preceding 36 months, then an annual limitation is placed on the ability of the Company to use its net operating loss carry-forwards ("NOLs") and credit carry-forwards.  This annual limitation is equal to 3% of the Company's market capitalization just prior to the tripping event.  It is management's belief that if the tripping event occurs, the Company will still be able to take advantage of the NOL's and credit carry-forwards prior to their expiration, albeit that the NOL's and credit carry-forwards will be utilized over a longer period of time.
The Company has begun initial assessments of the financial impacts of health care reform and the Affordable Care Act.  While the Company cannot currently project the full amount of providing health insurance to all employees or the penalties that would be imposed if the Company did not offer health care to all employees, the Company believes that a reasonable range of incremental costs could be between $1.0 and $4.0 million, annually.
Recent Events
•
On October 5, 2012, Edmond C. Beaith resigned from his position as Senior Vice President - Supply Chain, Chief Information Officer as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on October 11, 2012.

•
On October 10, 2012, the Company issued a press release relating to the repurchase of 460,158 shares of its common stock with a par value of $.0001 under the Program, representing approximately 12% of the outstanding shares of common stock, in a transaction with a major shareholder, as stated on Form 8-K filed by the Company with the Securities and Exchange Commission on October 15, 2012.

Key Items in Third Quarter Fiscal 2013.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items during the third quarter of fiscal 2013 were:

•	Net sales from continuing operations, excluding fuel, increased $0.2 million, or 0.2%, to $106.6 million compared to $106.3 million for the third quarter of fiscal 2012.
•	Gross margin percentage increased to 31.1% of net sales compared to 30.6% in the third quarter of fiscal 2012.
•
Net loss per share was $0.37 compared to net earnings per share of $0.01 per share in the third quarter of fiscal 2012, which included an after-tax gain of $1.4 million, or $0.37 per share, for an insurance settlement that represented an appearance allowance for wind and hail damage sustained during second quarter of 2012 for the roofs at the Company's corporate office and distribution center in Abilene, Kansas.

•	Earnings (loss) from continuing operations before interest, taxes, depreciation and amortization, share-based compensation, preopening store costs, executive and corporate staff severance, and gain/loss on sale of assets ("Adjusted EBITDA") was $1.4 million compared to $1.0 million in the third quarter of fiscal 2012.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 28, 2012 Compared to Thirteen Weeks Ended October 30, 2011

Net Sales

Net sales from continuing operations, excluding fuel, increased $0.2 million, or 0.2%, in the third quarter of fiscal 2013 to $106.6 million compared to $106.3 million for the third quarter of fiscal 2012.  Non-comparable store sales increased $3.8 million due to the opening of seven new stores subsequent to the third quarter of fiscal 2012; one store opened during the third quarter of fiscal 2013, two stores opened during the second quarter of fiscal 2013, one store opened during the third quarter of fiscal 2012, and three stores opened during the fourth quarter of fiscal 2012.

Sales from comparable stores, excluding fuel, decreased $3.5 million, or 3.3%, in the third quarter of fiscal 2013, primarily due to a 6.8% decrease in comparable store transactions and partially offset by a 3.7% increase in average transaction size.  Sales have been negatively impacted by unseasonably warm temperatures and severe drought across most of our Midwestern footprint.

Gross Margin

Gross margin in the third quarter of fiscal 2013 was $33.7 million, or 31.1% of net sales, compared to $33.1 million, or 30.6% of net sales, in the third quarter of fiscal 2012.  The increase in gross margin was primarily attributable to competitive pricing opportunities implemented during the second quarter of fiscal 2013, partially offset by changes in product mix, including lower margin commodities growth.

SG&A

Selling, general and administrative (SG&A) expenses increased $0.2 million, or 0.6%, to $32.7 million during the third quarter of fiscal 2013 compared to $32.5 million during the third quarter of fiscal 2012.  As a percentage of net sales, SG&A expenses during the third quarter of fiscal 2013 were 30.2%, compared to 30.0% during the third quarter of fiscal 2012.  SG&A, excluding share-based compensation, preopening store costs, executive and corporate staff severance, and gain/loss on sale of assets, ("Adjusted SG&A"), was $32.3 million, or 29.8% of net sales, in the third quarter of fiscal 2013 compared to $32.1 million, or 29.7% of net sales, during the third quarter of fiscal 2012.  The increase in Adjusted SG&A is primarily attributable to the increase of store support center expenses ($0.5 million) offset by a decrease in warehouse expenses ($0.4 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $2.2 million and $2.1 million in the third quarter of fiscal 2013 and in the third quarter of fiscal 2012, respectively.

Interest Expense

Interest expense increased $0.2 million, or 39.0%, to $0.9 million during the third quarter of fiscal 2013 compared to $0.6 million during the third quarter of fiscal 2012.  The increase in interest expense is primarily attributable to capital lease interest for four additional capital lease stores in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.
Income Taxes

The Company's effective tax rate on loss from continuing operations before income tax benefit during the third quarter of fiscal 2013 was 40.3%.  The Company's effective tax rate on earnings from continuing operations before income taxes during the third quarter of fiscal 2012 was 21.6%.  The effective tax rate for continuing operations is adjusted each quarter to reflect current business conditions.  During fiscal 2012, the application of the effective tax rate to year-to-date earnings from continuing operations resulted in a lower calculated effective tax rate for the third quarter.  In addition, the prior year effective tax rate benefited from certain employment tax credits, some of which are currently pending approval in Congress for the current year.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.1 million during the third quarter of fiscal 2013 compared to $0.1 million during the third quarter of fiscal 2012.  The Company closed one store during the third quarter of fiscal 2013, whereas the Company did not close any stores during the third quarter of fiscal 2012.

Thirty-nine Weeks Ended October 28, 2012 Compared to Thirty-nine Weeks Ended October 30, 2011

Net Sales

Net sales from continuing operations, excluding fuel, increased $5.7 million, or 1.7%, for the thirty-nine weeks ended October 28, 2012 to $340.7 million compared to $335.0 million for the thirty-nine weeks ended October 30, 2011. Non-comparable store sales increased $9.8 million due to the opening of six new stores subsequent to the third quarter of fiscal 2012.

Sales from comparable stores, excluding fuel, decreased $4.1 million, or 1.2%, for the thirty-nine weeks ended October 28, 2012, primarily due to a 5.0% decrease in comparable store transactions and partially offset by a 4.0% increase in average transaction size.  Sales have been negatively impacted by unseasonably warm temperatures and severe drought across most of our Midwestern footprint.

Gross Margin

Gross margin for the thirty-nine weeks ended October 28, 2012 was $107.8 million, or 31.2% of net sales, compared to $105.3 million, or 31.0% of net sales, for the thirty-nine weeks ended October 30, 2011.  The increase in gross margin was attributable to the increase in net sales from continuing operations, as well as the result of competitive pricing opportunities implemented during the second quarter of fiscal 2013, partially offset by changes in product mix, including lower margin commodities growth.

SG&A

Selling, general and administrative (SG&A) expenses increased $3.1 million, or 3.2%, to $99.4 million during the thirty-nine weeks ended October 28, 2012 compared to $96.3 million during the thirty-nine weeks ended October 30, 2011.  As a percentage of net sales, SG&A expenses were 28.7% during the thirty-nine weeks ended October 28, 2012 compared to 28.3% during the thirty-nine weeks ended October 30, 2011.  SG&A, excluding share-based compensation, preopening store costs, executive and corporate staff severance, and gain/loss on sale of assets, ("Adjusted SG&A"), was $98.3 million, or 28.4% of net sales, during the thirty-nine weeks ended October 28, 2012 compared to $95.8 million, or 28.1% of net sales, during the thirty-nine weeks ended October 30, 2011.  The increase in Adjusted SG&A is primarily attributable to the increase of non-same store expenses ($3.2 million) and store support center expenses ($0.4 million), partially offset by reductions in warehouse expenses ($0.6 million).

Depreciation and Amortization Expense

Depreciation and amortization expense from continuing operations was $6.4 million during both the thirty-nine weeks ended October 28, 2012 and the thirty-nine weeks ended October 30, 2011.

Interest Expense

Interest expense decreased $0.9 million, or 28.2%, to $2.4 million during the thirty-nine weeks ended October 28, 2012 compared to $3.3 million during the thirty-nine weeks ended October 30, 2011.  The decrease in interest expense is primarily attributable to the recognition of unamortized financing fees, in the amount of $0.5 million, from the Company's previous credit agreement during the thirty-nine weeks ended October 30, 2011.  The remaining decrease is attributed to lower interest rates assessed under the current credit agreement with Wells Fargo Bank, National Association and Wells Capital Finance, LLC, including utilization of various LIBOR tranches at interest rates below base rates.

Income Taxes

The Company's effective tax rate on loss from continuing operations before income tax benefit during the thirty-nine weeks ended October 28, 2012 was 42.5%.  The Company's effective tax rate on earnings from continuing operations before income taxes during the thirty-nine weeks ended October 30, 2011 was 38.9%.  The prior year effective tax rate benefited from certain employment tax credits, some of which are currently pending approval in Congress for the current year.

Discontinued Operations

Loss from discontinued operations, net of income tax benefit, was $0.4 million during the thirty-nine weeks ended October 28, 2012 compared to $0.2 million during the thirty-nine weeks ended October 30, 2011.  The Company closed four stores during the thirty-nine weeks ended October 28, 2012, whereas the Company closed one store during the thirty-nine weeks ended October 30, 2011.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
(dollars and average selling square feet in thousands, except square footage ratios)	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
SG&A Expenses Breakout
Store support center (1)	$5,245	4,755	15,207	14,812
Distribution center	1,667	2,051	5,087	5,665
401K benefit	—	(53)	—	(53)
Same-store SG&A (2)	24,308	25,292	75,184	75,223
Non same-store SG&A (3)	1,359	343	3,550	346
Share-based compensation	97	92	327	274
SG&A as reported	32,676	32,480	99,355	96,267
Less:
Share-based compensation	(97)	(92)	(327)	(274)
Preopening store costs (3)	(171)	(233)	(416)	(236)
Executive and corporate staff severance (1)	(49)	—	(271)	(131)
Gain (loss) on sale of assets (1)	(87)	(9)	4	126
Adjusted SG&A	$32,272	32,146	98,345	95,752

Adjusted SG&A % of sales	29.8%	29.7%	28.4%	28.1%

Sales per average selling square foot (4)	$24.50	25.41	78.77	80.06

Gross Margin dollars per average selling square feet (4)	$7.62	7.79	24.54	24.75

Adjusted SG&A per average selling square foot (4)	$7.31	7.55	22.40	22.50

Adjusted EBITDA per average selling square foot (4)(5)	$0.31	0.23	2.14	2.25

Average inventory per average selling square foot (4)(6)(7)	$33.98	35.24	33.83	34.13

Average selling square feet (4)	4,416	4,255	4,390	4,255

Total stores operating beginning of period	215	213	216	214
Total stores operating end of period	215	214	215	214
Total non same-stores	6	1	6	1

Supplemental Data:
Same-store gross margin dollar change	(2.1)%	0.3%	(0.7)%	0.9%
Same-store SG&A dollar change	(3.8)%	0.1%	0.0%	(1.0)%
Same-store total customer count change	(6.8)%	(3.9)%	(5.0)%	(3.0)%
Same-store average sale per ticket change	3.7%	6.9%	4.0%	7.7%

(1)	Store support center includes severance and gain (loss) on sale of assets
(2)	These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to stores that had reached their fourteenth period of operation. In addition, these amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(3)	Non same-stores are those stores which have not reached their fourteenth period of operation
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

Fiscal Year-to-Date 2013 Compared to Fiscal Year-to-Date 2012

SG&A expenses for the thirty-nine week period ended October 28, 2012 increased $3.1 million which was attributable to the increase of non-same store expenses ($3.2 million) partially offset by overall reductions in store support center and warehouse expenses ($0.2 million).

Reconciliation and Explanation of Non-GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss) from continuing operations:

		Twenty-Six Week Periods Ended		Trailing 52 Weeks Ended	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
(dollars in thousands)	52 Weeks Fiscal 2012	July 29, 2012	July 31, 2011	July 29, 2012	October 28, 2012	October 30, 2011	October 28, 2012
Net earnings (loss) from continuing operations (1)	$1,839	995	817	2,017	(1,243)	176	598
Plus:
Interest	4,207	1,536	2,718	3,025	859	619	3,265
Tax expense (benefit) (1)	753	656	583	826	(839)	48	(61)
Depreciation and amortization (1)	8,569	4,232	4,283	8,518	2,204	2,084	8,638
Share-based compensation	257	229	182	304	97	92	309
Preopening store costs (2)	557	245	3	799	171	233	737
Executive and corporate staff severance (3)	143	222	131	234	49	—	283
(Gain) loss on sale of assets	252	(92)	(135)	295	87	9	373
Insurance proceeds (4)	(2,270)	—	—	(2,270)	—	(2,270)	—
=Adjusted EBITDA (1) (3)(4)	14,307	8,023	8,582	13,748	1,385	991	14,142

Cash	2,491	2,407	6,431	2,407	1,179	3,125	1,179
Debt	65,437	56,567	65,380	56,567	74,745	80,211	74,745
Debt, net of cash	$62,946	54,160	58,949	54,160	73,566	77,086	73,566

(1)	These amounts may not agree with 10-Qs and 10-Ks of previous quarters due to subsequent store closures. These closed stores are now included in discontinued operations.
(2)	These costs are not consistent quarter to quarter as the Company does not open the same number of stores in each quarter of each fiscal year. These costs are directly associated with the number of stores that have been or will be opened and are incurred prior to the grand opening of each store.
(3)	During fiscal years 2013 and 2012, the Company made departmental restructuring changes resulting in severance.
(4)	On September 9, 2011, the Company received a $2.3 million settlement from Factory Mutual Insurance Company for damage sustained during the second quarter of fiscal 2012, due to wind and hail.

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 2012, working capital (defined as current assets less current liabilities) was $133.5 million compared to $134.3 million at the end of fiscal 2012.

The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.

Net cash provided by (used in) operating activities aggregated $5.2 million and ($19.2) million, for the thirty-nine week periods ended October 28, 2012 and October 30, 2011, respectively.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively "Wells Fargo").  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  The completion of the agreement for the new Facility resulted in the accelerated amortization of the remaining deferred financing fees associated with the participation of Bank of America, N.A in the previous facility.  The accelerated costs were $0.5 million and included nominal fees paid to Bank of America, N.A. upon the termination of the former facility.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and are being amortized over the term of the new facility.  During the thirty-nine weeks of fiscal 2013, the Company had net borrowings of $5.9 million on its revolving credit facility.
The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120.0 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $58.0 million together with outstanding letters of credit at October 28, 2012 resulted in an available line of credit at that date of approximately $53.4 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company's inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  As of January 29, 2012, the Company was in compliance with all covenants and subjective acceleration clauses of the debt agreements. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet. Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.

Cash used in investing activities for the thirty-nine week periods ended October 28, 2012 and October 30, 2011 totaled $8.0 million and $2.5 million, respectively, and consisted primarily of capital expenditures.
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Form 10-K for the fiscal year ended January 29, 2012. There have been no significant developments with respect to our contractual obligations since January 29, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that affect the Company's current or future financial condition.

BUSINESS OPERATIONS

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Merchandise Category:
Consumables and commodities	38%	37%	36%	35%
Hardlines	30%	29%	33%	33%
Home furnishings and décor	17%	17%	16%	16%
Apparel and accessories	15%	17%	15%	16%
Total	100%	100%	100%	100%

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the 1934 Act) as of October 28, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of October 28, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

During the third quarter of fiscal 2013, the Company repurchased 550,521 shares of Common Stock under the Program.  During the thirty-nine weeks of fiscal 2013, the Company repurchased 584,928 shares of Common Stock under the Program. As of October 28, 2012, the Company had repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of October 28, 2012.  As of December 7, 2012, the Company has not repurchased any additional shares of Common Stock under the Program.  The Company subsequently retires all repurchased shares.

The following are details of repurchases under this program for the period covered by this report, in accordance with Rule 10b-1 and Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Weighted Average Price Paid Per Share	Total Number of Shares Authorized to be Repurchased	Total Number of Shares that May Yet Be Repurchased Under The Plans or Programs
As of January 29, 2012	25,534	$14.97	200,000	174,466

Fiscal 2013:
First quarter:	34,407	$8.69	500,000	640,059
Second quarter:	—	$—	—	640,059
Third quarter:
Month 1	81,789	$6.87	—	558,270
Month 2	8,574	$7.53	—	549,696
Month 3	460,158	$6.60	—	89,538

As of October 28, 2012	610,462	$7.12	700,000	89,538

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

10.34
Time Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.34 to Current Report Form 8-K of the Company dated July 13, 2012.

10.35
Time Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.35 to Current Report Form 8-K of the Company dated July 13, 2012.

10.36
Performance Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.36 to Current Report Form 8-K of the Company dated July 13, 2012.

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

10.39
Resignation of Officer. On October 5, 2012, Edmond C. Beaith resigned from the Company and such resignation is incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K of the Company dated October 5, 2012.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 15, 2011.

18.2	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 13, 2012.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated December 7, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated December 7, 2012, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated December 7, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated December 7, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Quarterly Report on Form 10-Q  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	December 7, 2012
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	December 7, 2012
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)