Form 10-K
period 2013-02-03
ALCO STORES INC
filed 2013-04-24
CIK 30302

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
The aggregate market value of the 3,808,338 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant was $27,077,283 as of July 29, 2012 based on a closing sale price of $7.11.  As of April 22, 2013, there were 3,258,163 shares of Common Stock outstanding.
Documents incorporated by reference: portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part I and III hereof.

ALCO STORES, INC. FISCAL 2013 FORM 10-K

PART I

ITEM 1.	BUSINESS

History
 ALCO Stores, Inc., (the "Company"), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or "dime" stores. In 1968, the Company followed an emerging trend to broad line retailing when it opened its first ALCO store. The Company's overall business strategy involves identifying and opening ALCO stores in towns that will provide the Company with the highest return on investment.  As of February 3, 2013, the Company operates 217 ALCO stores located in the central United States.
 The Company meets the requisite standard of a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act").
The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company's executive offices are located at 401 Cottage Street, Abilene, Kansas 67410-2832, and its telephone number is (785) 263-3350.  On April 10, 2013, the Company issued a press release to announce the relocation of the Company's corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas.  The relocation of the Company's corporate headquarters is scheduled to begin during June, 2013.  The relocation of the Company's corporate headquarters does not affect the Company's distribution center in Abilene, Kansas.
General
The Company is a regional retailer operating 217 stores in 23 states. The Company's historical strategy has been to target smaller markets not served by other regional or national broad line retail chains and to provide the most convenient access to retail shopping within each market. The Company's stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.
The Company has historically preferred markets that do not have direct competition from national or regional broad line retail stores.  The Company has expanded its search for future store locations to include various urban markets that may have national or regional broad line retail stores in the near proximity.  During the third quarter of fiscal 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November 2011; one in Pasadena, TX and one in Houston, TX.
Of the Company's 217 ALCO stores, more than 70% operate in primary markets that do not have another broad line retailer.  The current ALCO store averages approximately 21,000 square feet of selling space. The Company's store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,000 square feet of selling space. All of the Company's stores are serviced by the Company's 352,000 square foot distribution center in Abilene, Kansas.
For fiscal years 2013 and 2012, the percentage of sales by product category were as follows:
	2013	2012
Merchandise Category:
Consumables and commodities	34%	34%
Hardlines	34%	34%
Apparel and accessories	15%	16%
Home furnishings and décor	17%	16%
Total	100%	100%
 Business Strategy
 The Company intends to focus on executing a business strategy that includes the following key components:
Markets:  The Company intends to open ALCO stores in under-served markets.  Historically, this strategy primarily included towns with populations less than 5,000 that are in trade areas with populations of less than 16,000 where:  (1) there is no direct competition from national or regional broad line retailers; (2) economic and demographic criteria indicate the market is able to commercially support a broad line retailer; and (3) the opening of an ALCO store would significantly reduce the likelihood of the entry into such market by another broad line retailer.  The Company has expanded its strategy for future store locations to include under-served areas within urban markets that may have national or regional broad line retail stores in the near proximity.  During the third quarter of fiscal year 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November 2011; one in Pasadena, TX and one in Houston, TX.
Market Selection:  The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company's distribution center.  Markets that are determined to be sizable enough to support an ALCO store and that have no direct competition from another broad line retailer are examined closely and eventually selected or passed over by the Company's experienced management team.
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

Advertising and Promotion:  The Company utilizes full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal year 2013, these circulars were distributed 48 times.  The Company's marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family.  During fiscal year 2014, the Company will distribute approximately 48 circulars.
Store Environment:  The Company's stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures.  The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.
Store Development
 During fiscal year 2014, the Company expects to open no less than five stores and is currently in process of closing four stores.  The Company continually reviews underperforming stores to determine potential closures and anticipates additional closures of underperforming stores will occur during fiscal year 2014.  During fiscal year 2013, the Company opened five additional stores and closed four stores, resulting in a year-end total of 217 stores.  The Company's strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company's targeted base of under-served markets in the central United States.  The following table summarizes the Company's store development during the past two fiscal years:
	2013	2012
Stores Opened	5	4
Stores Closed	4	2
Net New Stores	1	2
As of February 3, 2013, the Company owned three locations and leased 214 locations.  The Company's present intention is to lease all new stores; however, the Company may purchase some of the locations.  The investment to open a new prototype ALCO store, that is leased, is approximately $1.0 million for the equipment and inventory.
Store Environment and Merchandising
             The Company manages its stores to attractively and conveniently display a full line of merchandise within the confines of the stores' available square footage. Corporate merchandising direction is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories driven by the Company's customer profile: primary, secondary, and convenience.  The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company will maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company believes is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products.
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
On November 29, 2010, the Company announced a partnership with Associated Wholesale Grocer, ("AWG"), whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.
The Company purchases its merchandise from approximately 1,100 suppliers.  The Company generally does not utilize long-term supply contracts. AWG accounted for approximately 27% of the Company's total purchases in fiscal year 2013.  Competing brand name and private label products are available from other suppliers at competitive prices.  The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.
Pricing
The Company's pricing strategy, with its promotional activities, is designed to bring consistent value to the customer.  In fiscal year 2014, promotions on various items will be offered approximately 48 times through advertising circulars.
On January 9, 2013, the Company announced a partnership with Revionics, Inc., the leading provider of end-to-end merchandise optimization solutions, which expires January 31, 2018 and will support optimal pricing decisions throughout ALCO's 217 stores.  Revionics® Life Cycle Price Optimization solutions and Analytic Services will enable the Company to design and execute regional, localized pricing initiatives, timing of markdowns, promotional pricing and analysis of customer market baskets and key volume items.
Distribution and Transportation
The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services all stores. The distribution center is responsible for distributing approximately 80% of the Company's merchandise, with the balance being delivered directly to the Company's stores by its vendors. The distribution center maintains an integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software.  The Company's partnership with AWG allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas and increased the frequency of "cross-dock" opportunities; the practice of unloading inbound materials directly into outbound trucks destined for delivery to its stores.

Management Information Systems
The Company has made a significant investment in the purchase and implementation of industry standard technology with the intent to lower costs, improve customer service, improve associate productivity, provide necessary controls and enhance general business planning and execution. In general, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company's stores have point of sale, ("POS"), computer terminals that capture sales information and transmit to the Company's data processing facilities where it is used to drive management, financial, and supply chain functions.
The Company has committed significant efforts towards establishing a technical infrastructure, and a core of operational systems, that will support the Company's future needs.  The Company will continue to maintain and leverage this core of systems, plus add industry leading business area specific solutions to meet business objectives. The Company has established an integrated infrastructure of data, processes, and technology that provides the necessary business and regulatory controls, while positioning for future growth and efficiency. The Company is aligned on the need to use technology to enhance customer service, support fact based decision making, improve associate productivity and drive business functionality and efficiency.  In conjunction with maintaining its core systems, the Company has evaluated and intends to increase its investment in technology to migrate various system applications over the course of the next 36 months.  The initial investments will occur during fiscal year 2014 and may include its supply chain, stock ledger, and warehouse management systems, with anticipated implementation and migration beginning in 3-12 months.  Thereafter, additional investments to migrate other system applications may be considered with potential implementation and migration beginning in 6-24 months.
Financial Information About Segments
The Company derives 100% of its revenue through the sale of merchandise in the United States. See Item 8. Financial Statements & Supplemental Data, Note 12, for more information by product category.
Store Locations
As of February 3, 2013, the Company operated 217 stores in 23 states located in mostly smaller communities in the central United States. The stores average approximately 21,000 square feet of selling space, with an additional 5,000 square feet utilized for merchandise processing, temporary storage and administration.  The current geographic distribution of the Company's stores is as follows:
ALCO Stores
Arizona	8	Montana	3
Arkansas	3	Nebraska	13
Colorado	14	New Mexico	6
Florida	1	North Dakota	12
Georgia	3	Ohio	4
Idaho	5	Oklahoma	9
Illinois	10	South Dakota	11
Indiana	14	Texas	35
Iowa	10	Utah	7
Kansas	25	Wisconsin	1
Minnesota	12	Wyoming	4
Missouri	7
During the third quarter of fiscal year 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November 2011; one in Pasadena, TX and one in Houston, TX.
Competition
While the broad line retail business in general is highly competitive, the Company's business strategy is to locate its stores in smaller markets where there is no direct competition with larger national or regional broad line retail chains, and where it is believed no such competition is likely to develop.  Accordingly, the Company's primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at value prices in trade areas with population of less than 16,000 that do not have a large national or regional broad line retail store.  The Company believes that trade area size is a significant deterrent to larger national and regional broad line retail chains.
In the broad line retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing.  The Company encounters direct competition with national broad line retail stores in approximately 20% of its markets, and another 6% of the stores are in direct competition with regional broad line retail stores.  The competing national broad line retailers are generally larger than the Company and the stores of such competitors in the Company's markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise.  Where there are no national or regional broad line retail stores directly competing with the Company's stores, the Company's customers nevertheless shop at broad line retail stores and other retailers located in regional trade centers, and to that extent the Company competes with such broad line stores and retailers.  The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.  In the markets in which the Company operates a Class 18 Store, approximately 18,000 square feet, the Company competes with a dollar store in approximately 85 percent of these markets.
Employees
As of February 3, 2013, the Company employed approximately 3,400 people. Of these employees, approximately 340 were employed in the store support center and distribution center in Abilene, Kansas, and approximately 3,100 in store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. The Company offers a broad range of Company-paid benefits to its employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on employees full-time or part-time status and/or length of service. There is no collective bargaining agreement for any of the Company's employees. The Company considers its relations with its employees to be excellent.

Seasonality
The Company, like that of most retailers, is subject to seasonal influences. The Company's highest sales levels occur in the fourth quarter of its fiscal year, which includes the Christmas holiday selling season. For more information on seasonality, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation — Seasonality and Quarterly Results."
Trademarks and Service Marks
The names "Duckwall" and "ALCO" are registered service marks of the Company. The Company considers these marks and the accompanying name recognition to be valuable to the business.  At the annual meeting of the Company's stockholders held on June 27, 2012, the Company's stockholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to ALCO Stores, Inc.  The Company changed its name from Duckwall-ALCO Stores, Inc. to ALCO Stores, Inc. effective as of July 6, 2012.
Available Information
The Company files reports with the Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.
The Company's internet website is www.ALCOstores.com.  Through the "Investors" portion of this website, the Company makes available, free of charge, our proxy statements, Annual Reports on Form 10-K, Interactive Data Files, and any amendments to those reports as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.
Charters of the Company's Board of Directors' Audit Committee and Compensation Committee; and Code of Business Conduct and Ethics for Directors and Senior Officers as well as for Associates have also been posted on our website, under the caption "Investors - Corporate Governance."
Information contained on the Company's website is not part of this Annual Report on Form 10-K.  The materials listed above will be provided without charge to any stockholder submitting a written request to the Company's Secretary at 401 Cottage, Abilene, Kansas 67410-2832.
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
The Company operates in the broad line retail business, which is highly competitive.  Although the Company prefers markets that don't have direct competition from national or regional broad line retail stores, competition still exists.  Even in non-competitive markets, the Company's customers shop at broad line retail stores and other retailers located in regional trade centers.  The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet.  This competitive environment subjects the Company to the risk of reduced profitability because the Company may be forced to lower its prices, resulting in lower margins, in order to maintain its competitive position.
If we cannot effectively open new stores, our ability to improve our financial results will be adversely affected.
The growth in the Company's sales and operating income depends to a substantial degree on its expansion program.  This expansion strategy is dependent upon the Company's ability to open and operate new stores effectively, efficiently and on a profitable basis.  The Company's ability to open new stores timely and to expand into additional market areas depends in part on the following factors: availability of store locations, the ability to hire and train new store personnel, the ability to react to consumer needs and trends on a timely basis, and the availability of sufficient capital for expansion.  The Company continually reviews underperforming stores to determine potential closures.  As a result of closing underperforming stores, the Company may not be able to effectively absorb fixed overhead.

If we are unable to access the capital markets or obtain bank credit, our growth plans, liquidity and results of operations could suffer.
Disruptions in the capital and credit markets, as have been experienced since fiscal 2008, could adversely affect the ability of lenders to meet their commitments.  Our access to funds under our credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests within a short period of time.
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
If we cannot effectively implement technology upgrades, it could have a material impact on the Company's results of operations.  The Company depends on information systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis.  In conjunction with maintaining its core systems, the Company has evaluated and intends to increase its investment in technology to migrate various system applications over the course of the next 36 months.  The initial investments will occur during fiscal year 2014 and may include its supply chain, stock ledger, and warehouse management systems, with anticipated implementation and migration beginning in 3-12 months.  Thereafter, additional investments to migrate other system applications may be considered with potential implementation and migration beginning in 6-24 months.  Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative effect on our business.
Changes in federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.
Our business is subject to a wide array of laws and regulations.  Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal year 2013) could increase our expenses and adversely affect our operations.  Examples of possible legislative changes impacting our relationship with our workforce include changes to minimum wage requirements and health care mandates.  In addition, certain aspects of our business, such as credit card operations, are more heavily regulated than other areas.  Changes in the regulatory environment regarding topics such as banking and consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase.  If we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including governmental enforcement action and class action civil litigation, which could adversely affect our results of operations.
A failure to design, implement or maintain an adequate system of internal controls could adversely affect our ability to manage our business or detect fraud.
The Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").  Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  The Company continues to refine and test its internal control over financial reporting processes.
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
Our stock price may be volatile.
No assurance can be given that operating results will not vary from quarter to quarter, and any fluctuations in quarterly operating results may result in volatility in the Company's stock price.
We are dependent on key personnel.
The development of the Company's business is largely dependent on the efforts of its current management team headed by Richard E. Wilson and three other executive officers.  The loss of the services of one or more of these officers could have a material adverse effect on the Company.
We are exposed to interest rate risks.
The Company is subject to market risk from exposure to changes in interest rates based on its financing requirements.  Increases in interest rates could have a negative impact on the Company's profitability.
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
If our merchandise offerings, including food, drug and children's products, do not meet applicable safety standards or our guests' expectations regarding safety, we could experience lost sales, experience increased costs and be exposed to legal and reputational risk.  All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards.  Events that give rise to actual, potential or perceived product safety concerns, including food or drug contamination, could expose us to governmental enforcement action or private litigation and result in costly product recalls and other liabilities.  In addition, negative customer perceptions regarding the safety of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales.  In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.
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
Healthcare reform legislation and regulations may negatively impact our business
In 2010, the "Patient Protection and Affordable Care Act" and the "Health Care and Education Affordability Reconciliation Act of 2010" (the "2010 Healthcare Acts") were signed into law.  This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured.  The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business.  This impact could increase our employee healthcare related costs.  While the costs of the 2010 Healthcare Acts will occur after 2013, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on the Company's financial condition.
Our Announced Plan to Relocate the General Office may negatively impact our business
On April 10, 2013, the Company issued a press release to announce the relocation of the Company's corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas.  The relocation of the Company's corporate headquarters is scheduled to begin during June, 2013.  If we do not effectively execute our relocation plan, our financial performance could be adversely affected.
Recently Proposed Accounting Pronouncements
In an exposure draft issued in 2010, the Financial Accounting Standards Board ("FASB"), together with the International Accounting Standards Board, has proposed a comprehensive set of changes in U.S. GAAP accounting for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The lease accounting model contemplated by the proposed standard is a "right of use" model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rental payment obligations) which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations. Currently, the majority of our leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. While the anticipated date for the issuance of the final standard has been extended and not specifically determined, it is generally expected the final standard may be issued middle of 2013. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, would have a material impact on the Company's consolidated financial statements. This exposure draft is non-cash in nature and would not impact the Company's cash position.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns facilities in Abilene, Kansas that consist of a store support center (approximately 35,000 square feet), the Distribution Center (approximately 352,000 square feet) and additional warehouse space adjacent to the store support center (approximately 95,500 square feet).
Three of the stores operate in buildings owned by the Company.  The remaining stores operate in properties leased by the Company.  As of February 3, 2013, such leases accounted for approximately 4,400,000 square feet of leased sales floor space, which expire as follows:  approximately 640,000 square feet (15.0%) expire between February 4, 2013 and February 2, 2014, approximately 540,000 square feet (12%) expire between February 3, 2014 and February 1, 2015, and approximately 350,000 square feet (8%) expire between February 2, 2015 and January 31, 2016.  The remaining leases expire through 2031.  The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS

 Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "ALCS".  The following table sets forth the range of high and low closing price of the Company's Common Stock for each quarter of fiscal years 2013 and 2012.
Fiscal 2013	High	Low
First quarter	$9.40	$7.71
Second quarter	$10.83	$6.93
Third quarter	$9.20	$6.18
Fourth quarter	$10.19	$7.81

Fiscal 2012	High	Low
First quarter	$14.00	$12.05
Second quarter	$12.73	$8.83
Third quarter	$11.25	$8.83
Fourth quarter	$10.50	$7.78
 As of March 28, 2013, there were 772 holders of record of the Common Stock of the Company.  The Company has not paid cash dividends on its Common Stock during the last five fiscal years.  The terms of the Security Agreement, dated as of July 21, 2011 between the Company and Wells Fargo Bank, National Association, ("Wells Fargo"), allow for the payment of dividends unless certain loan covenants are triggered.
On October 12, 2012, subsequent to a trade confirmation executed October 10, 2012 whereby the Company repurchased shares of its common stock, the Company notified Wells Fargo that immediately after giving effect to the share repurchase, the Consolidated Fixed Charge Coverage Ratio would not be greater than the required ratio per Section 7.06(c) of the Facility.  On October 12, 2012, Wells Fargo issued its consent of the repurchase; provided that their consent automatically terminated in the event the repurchase was not consummated within 90 days of the date of consent.
On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year.  Under the Credit Agreement, "Equity Interests" is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in Wells Fargo's Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.

Company Repurchases of Common Stock
Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of January 29, 2012	25,534	$14.97	25,534	200,000	174,466

First quarter	34,407	$8.69	59,941	700,000	640,059
Second quarter	—	—	59,941	700,000	640,059
Third quarter	550,521	$6.65	610,462	700,000	89,538

Fourth quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
	—	—	610,462	700,000	89,538

As of February 3, 2013	610,462	$7.12	610,462	700,000	89,538

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
During fiscal 2013, the Company repurchased a total of 584,928 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company's policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $4.0 million.  As of February 3, 2013, the Company repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of February 3, 2013.
As of April 22, 2013, the Company had not repurchased additional shares, subsequent to February 3, 2013.
The Company closely monitors IRS Section 382 regarding technical change of control.  This particular section of the tax code would place an annual limit on the Company's right to use its net operating loss carry-forwards ("NOLs") should the aggregate shift in 5% shareholders be more than 50% in the preceding three-year testing period or as a result of certain reorganizations ("Tripping Event").  The annual limitation approximates 3% of the Company's market capitalization just prior to the Tripping Event.  In the event of a Tripping Event, it is management's belief the Company would still be able to utilize its NOLs prior to their expiration, albeit over a longer period of time.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company did not sell any equity securities during fiscal year 2013 that were not registered under the Securities Act.
Securities Authorized For Issuance Under Equity Compensation Plans
See the information provided in the "Equity Compensation Plan Information" section of the Proxy Statement for our 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview
Economic conditions:  The economic slowdown we have experienced and continue to experience amid uncertainty on the future of the economy with the fiscal cliff, payroll tax increase, and other issues has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  We have experienced severe weather conditions, including snow and ice storms, flood and wind damage, tornadoes and droughts in some states that have slowed consumer confidence and customer traffic.    This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.
Operations.  The Company is a regional broad line retailer operating in 23 states.
The Company's fiscal year ends on the Sunday closest to January 31. Fiscal years 2013 and 2012 consisted of 53 weeks and 52 weeks, respectively.  For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.
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
The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal year 2013, these circulars were distributed 48 times in ALCO markets.  During fiscal year 2014, the Company will distribute approximately 48 circulars in the Company's markets.  The Company also uses in-store marketing.  The Company's merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.2% and 1.2% of net sales in fiscal years 2013 and 2012, respectively.  Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, "as seen on TV" items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers' needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company's stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company's ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company's data processing facilities where it is used to drive management, financial, and supply chain functions.
Recent Events.
•	On January 9, 2013, the Company announced a partnership with Revionics, Inc., the leading provider of end-to-end merchandise optimization solutions, which expires January 31, 2018 and will support optimal pricing decisions throughout ALCO's 217 stores.
•	On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year, as stated on Form 8-K filed by the Company with the SEC on February 12, 2013.
•
On April 10, 2013, the Company issued a press release to announce the relocation of the Company's corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas.  The relocation of the Company's corporate headquarters is scheduled to begin during June, 2013.  The estimated expense, associated with the relocation of employees and separation expense for employees not relocating, ranges between $2.0 million and $2.5 million before tax.

Key Financial Items in Fiscal 2013.
The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during fiscal year 2013 were:
•	Net sales from continuing operations during the 53 weeks of fiscal year 2013 increased 3.5% to $492.6 million, compared to net sales during the 52 weeks of fiscal year 2012 of $476.0 million. Excluding the 53rd week of fiscal year 2013, net sales from continuing operations increased 2.1% to $486.1 million. During fiscal year 2013, the Company opened five ALCO stores and closed four stores.
•	Gross margin was 30.3% of sales during both fiscal years 2013 and 2012.
•	Selling, general and administrative (SG&A) expenses were 27.4% of sales during fiscal year 2013 compared to 27.5% during fiscal year 2012.
•	Net income per diluted share for fiscal year 2013 was $0.36 compared to net income per diluted share of $0.43 during fiscal year 2012.
•	Return on average equity was 1.0% for fiscal year 2013 compared to 1.6% during fiscal year 2012.
Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns.  Gross margin percentage is defined as sales less cost of sales, expressed as a percentage of sales.
Selling, general and administrative expenses are a measure of the Company's ability to manage and control its expenses to purchase, distribute and sell merchandise.
During fiscal year 2012, operating income from continuing operations included other operating income of $2.3 million attributable to an insurance settlement from Factory Mutual Insurance Company that represented an appearance allowance for the roofs at the Company's corporate office and warehouse in Abilene, KS.
Earnings per share ("EPS") is an indicator of the returns generated for the Company's stockholders.  EPS from continuing operations was $0.48 per diluted share for fiscal year 2013, compared to $0.49 per diluted share for fiscal year 2012.
 Return on average equity ("ROE") is a measure of how much net income was produced on the average equity of the Company.  ROE was 1.0% in fiscal year 2013, compared to 1.6% in fiscal year 2012.
Results of Operations.  The following table sets forth, for the fiscal years indicated, the components of the Company's  statements of operations expressed as a percentage of net sales:
	Fiscal Year Ended
	53 Weeks	52 Weeks
	February 3, 2013	January 29, 2012
Net sales	100.0%	100.0%
Cost of sales	69.7	69.7
Gross margin	30.3	30.3
Selling, general and administrative	27.4	27.5
Depreciation and amortization	1.8	1.8
Total operating expenses	29.2	29.3
Other operating income	—	0.5
Operating income from continuing operations	1.1	1.5
Interest expense	0.7	0.9
Earnings from continuing operations before income taxes	0.4	0.6
Income tax expense	0.1	0.2
Earnings from continuing operations	0.3	0.4
Loss from discontinued operations, net of income tax benefits	(0.1)	(0.0)
Net earnings	0.2%	0.4%

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
Inventories:
As discussed in Note 1 to the Financial Statements, during the fourth quarter of fiscal year 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The Company believes the weighted average cost method is preferable to the retail inventory method because it more accurately measures the cost of the Company's inventory and provides better matching of revenues and expenses.  Inventories are stated at the lower of cost or net realizable value.  The first-in, first-out (FIFO) method is used for all merchandise.

Insurance:  The Company retains significant deductibles on its insurance policies for workers compensation, general liability, medical claims and prescriptions.  Due to the fact that it often takes more than one year to determine the actual costs, these costs are estimated based on the Company's historical loss experience and estimates from the insurance carriers and consultants.  The Company completes an actuarial evaluation of its loss experience each year.  In between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts.  The Company's actuarial method is the fully developed method.  The Company records its reserves on an undiscounted basis.  The Company's prior estimates have varied from actual results due to differences related to actual claims versus estimated ultimate loss calculations.  Current and future estimates could be affected by changes in those same assumptions and are reasonably likely to occur.
Consideration received from vendors:  Cost of sales and SG&A expenses are partially offset by various forms of consideration received from our vendors.  This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred.  Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise purchased and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received. Based on provisions of the agreements in place, this receivable is computed by estimating when the Company has completed its performance and the amount has been earned.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.
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
Income Taxes:  ASC Topic 740 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The recognition and measurement of tax benefits is often highly judgmental.  Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue.  Accordingly, the Company's future results may include favorable or unfavorable adjustments to our liability for uncertain tax positions.
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
Fiscal 2013 Compared to Fiscal 2012
Net sales from continuing operations during the 53 weeks of fiscal year 2013 increased 3.5% to $492.6 million, compared to net sales during the 52 weeks of fiscal year 2012 of $476.0 million.  Excluding the 53rd week of fiscal year 2013, net sales from continuing operations increased 2.1% to $486.1 million.  During fiscal year 2013, the Company opened five ALCO stores and closed four stores.
Net sales from same-stores, excluding the Company's two fuel center locations, during the 53 weeks of fiscal year 2013 increased $1.5 million.  Excluding the 53rd week of fiscal year 2013, same-store sales decreased 1.0%, or $4.7 million, compared to fiscal year 2012.  The decrease in same-store sales was primarily due to a 5.0% decrease in customer transactions occurring at a same-store and partially offset by a 4.0% increase in the average sale per customer transaction occurring at a same-store.
Net sales from non-same stores during the 53 weeks of fiscal year 2013 increased $15.4 million and net sales from the Company's two fuel center locations during the 53 weeks of fiscal year 2013 decreased $0.3 million.  Excluding the 53rd week of fiscal year 2013, net sales from non-same stores increased $15.1 million and net sales from the two fuel centers decreased $0.4 million.
Net sales from the Company's transactional website during the 53 weeks of fiscal year 2013 were $0.2 million, an increase of $0.1 million compared to fiscal year 2012.  The increase was primarily attributable to the expanded product selection that includes more than 20,000 items of high-quality merchandise
 Gross margin from continuing operations for fiscal year 2013 increased $5.3 million, or 3.7%, to $149.4 million compared to $144.0 million in fiscal year 2012.  As a percentage of net sales, gross margin was 30.3% during both fiscal years 2013 and 2012.  During the fourth quarter of fiscal year 2012, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method.  The Company believes the cost method is preferable to the retail inventory method because it better reflects the current value of inventory on the balance sheet and provides better matching of revenues and expenses.  The impact of this change in accounting principle on the financial statements for each of the periods during fiscal year 2012 is further explained in Note 2 to the financial statements.  Gross margin for fiscal year 2013 was positively impacted by gross margin generated by non same-stores ($3.6 million) and additional gross margin attributable to the 53rd week ($1.7 million).

Selling, general and administrative expenses (SG&A) increased $3.8 million, or 2.9%, to $134.8 million during the 53 weeks of fiscal year 2013 compared to $131.0 million during the 52 weeks of fiscal year 2012.  The increase in SG&A expenses is primarily attributable to SG&A from new stores ($4.8 million) and corporate overhead ($0.2 million) and partially offset by decreases in same-store SG&A ($0.7 million) and warehouse overhead ($0.6 million).  As a percentage of net sales, SG&A expenses were 27.4% in fiscal year 2013 and 27.5% in fiscal year 2012.  Excluding share-based compensation and loss on sale of assets, fiscal years 2013 and 2012 SG&A expenses, as a percent of sales, were 27.2% and 27.4%, respectively.
Depreciation and amortization expense from continuing operations increased $0.3 million or 3.3% to $8.9 million in fiscal year 2013 compared to $8.6 million in fiscal year 2012.
Operating income from continuing operations decreased $0.2 million to $1.7 million in fiscal year 2013 compared to $1.9 million in fiscal year 2012.  Operating income from continuing operations as a percentage of net sales was 0.3% for fiscal year 2013 compared to 0.4% for fiscal year 2012.  Income from continuing operations for fiscal year 2012 included other operating income of $2.3 million attributable to an insurance settlement from Factory Mutual Insurance Company that represented an appearance allowance for the roofs at the Company's corporate office and warehouse in Abilene, KS.
Interest expense decreased $0.7 million or 16.7% to $3.5 million in fiscal year 2013 compared to $4.2 million in fiscal year 2012.  Interest expense for fiscal year 2012 included $0.5 million of accelerated financing fees attributable to the Company's old credit facility.
Income tax expense on continuing operations was $0.6 million in fiscal year 2013 compared to $0.7 million in fiscal year 2012.  The Company's effective tax rate was 19.2% in fiscal year 2013 and 27.9% in fiscal year 2012.  The effective tax rate is lower in fiscal year 2013 primarily due to Federal employment credits.
Loss from discontinued operations, net of income tax benefit, was $0.4 million in fiscal year 2013, compared to $0.2 million in fiscal year 2012.  Four Alco stores were closed during fiscal year 2013, whereas two Alco stores were closed during fiscal year 2012.
SG&A Detail; Certain Financial Matters
The Company has included Adjusted SG&A and Adjusted EBITDA, non-U.S. GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders.  Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-U.S. GAAP performance measures.  Further, management utilizes these measures in internal evaluation, review of performance and to compare the Company's financial measures to those of its peers.  Adjusted EBITDA differs from the most comparable U.S. GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted SG&A.  These items are excluded by management as they are non-recurring and/or not relevant to analysis of ongoing business operations and to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes U.S. GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company's operations.

		For the Years Ended
	53 Weeks	52 Weeks
	February 3, 2013	January 29, 2012
SG&A Expenses from Continuing Operations
Store support center (1)	$20,348	$20,195
Distribution center	6,759	7,341
401K expense (credit)	—	(53)
Same-store SG&A (2)	101,782	102,484
Non same-store SG&A (3)	5,476	727
Share-based compensation	381	257
SG&A as reported	134,746	130,951
Less:
Share-based compensation	(381)	(257)
Loss on sale of fixed assets (1)	(141)	(252)

Adjusted SG&A from Continuing Operations	$134,224	$130,442

Adjusted SG&A as % of sales	27.2%	27.4%

Sales per average selling square foot (4)	$110.17	$109.10

Gross Margin dollars per average selling square feet (4)	$33.87	$33.51

Adjusted SG&A per average selling square foot (4)	$30.44	$30.35

Adjusted EBITDA per average selling square foot (4)(5)	$3.29	$3.12

Average inventory per average selling square feet (4)(6)(7)	$32.34	$31.09

Average selling square feet (4)	4,410	4,298

Total stores operating beginning of period	216	214
Total stores operating end of period	217	216
Total stores less than twelve months old	5	4
Total non-same stores	5	4

Supplemental Data:
Same-store gross margin dollar change	0.2%	5.2%
Same-store SG&A dollar change	-0.7%	0.3%
Same-store total customer count change (52 weeks)	-5.0%	-3.1%
Same-store average sale per ticket change (52 weeks)	4.0%	6.2%

(1)   Store support center includes loss on disposal of fixed assets
(2)   Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation.  Same-stores also include the Company's transactional website.
(3)   Non same-stores are those stores which have not reached their fourteenth month of operation.
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

 Store support center expenses for fiscal year 2013 increased $0.2 million, or 0.8%.  The net increase was primarily due to increases in payroll and benefits ($0.2 million) and legal fees ($0.2 million), and partially offset by a decrease in other professional services ($0.2 million).
 SG&A expenses attributable to same-stores decreased $0.7 million or 0.7% during fiscal year 2013 compared to fiscal year 2012.
 SG&A expenses attributable to non same-stores increased $4.8 million or 653.2% during fiscal year 2013 compared to fiscal year 2012.
 Reconciliation and Explanation of Non-U.S. GAAP Financial Measures
 The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):
	52 Weeks	For the Thirty-Nine Week Periods Ended		Trailing Twelve Periods Ended	14 Week Period Ended	13 Week Period Ended	53 Weeks
	Fiscal 2012	October 28, 2012	October 30, 2011	October 28, 2012	February 3, 2013	January 29, 2012	Fiscal 2013
Net earnings (loss)	$1,655	(673)	823	159	1,980	832	1,307
Plus:
Interest	4,207	2,394	3,336	3,265	1,083	871	3,477
Taxes	641	(443)	529	(331)	754	112	311
Depreciation and amortization	8,656	6,479	6,434	8,701	2,423	2,222	8,902
EBITDA	15,159	7,757	11,122	11,794	6,240	4,037	13,997
Plus:
Share-based compensation	257	327	274	310	54	(17)	381
(Gain) loss asset disposals	292	(4)	(126)	414	145	418	141
Insurance proceeds (1)	(2,270)	—	(2,270)	—	—	—	—
Adjusted EBITDA	13,438	8,080	9,000	12,518	6,439	4,438	14,519

Cash	2,491	1,179	3,125	1,179	3,160	2,491	3,160
Debt	65,437	74,745	80,210	74,745	79,962	65,437	79,962
Debt, net of cash	$62,946	73,566	77,085	73,566	76,802	62,946	76,802

(1)   On September 9, 2011, the Company received a $2.3 million insurance settlement from Factory Mutual Insurance Company that represented an appearance allowance for the roofs at the Company's corporate office and warehouse in Abilene, KS.

Seasonality and Quarterly Results
The following table sets forth the Company's net sales, gross margin, earnings (loss) from continuing operations and net earnings (loss) during each quarter of fiscal years 2013 and 2012:
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013	Net sales	$116.5	121.1	108.2	146.8
	Gross margin	34.4	39.7	33.7	41.6
	Earnings (loss) from continuing operations	(1.1)	2.1	(1.2)	2.0
	Net earnings (loss)	(1.3)	2.0	(1.4)	2.0
	Net earnings (loss) per share: (1)
	Basic	(0.34)	0.52	(0.37)	0.61
	Diluted	(0.34)	0.52	(0.37)	0.61

Fiscal 2012	Net sales	$112.4	120.2	108.2	135.3
	Gross margin	33.2	39.0	33.1	38.7
	Earnings (loss) from continuing operations	(1.5)	2.3	0.2	0.9
	Net earnings (loss)	(1.5)	2.3	0.1	0.8
	Net earnings (loss) per share: (1)
	Basic	(0.40)	0.60	0.01	0.21
	Diluted	(0.40)	0.60	0.01	0.21

(1) Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2013 and 2012 may not equal the total computed for the year.
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
Liquidity and Capital Resources
At the end of fiscal year 2013, working capital (defined as current assets less current liabilities) was $133.6 million compared to $134.4 million at the end of fiscal year 2012.
The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.
Net cash provided by operating activities aggregated $9.4 and $1.8 million, for fiscal years 2013 and 2012, respectively.  The $7.6 million increase in cash provided by operating activities resulted primarily from an increase in accounts payable (net of increase in merchandise inventory), of $9.1 million, an increase in deferred income tax expense of $3.4 million, and partially offset by decreases in other assets and liabilities of $4.7 million and accrued salaries and commissions of $0.7 million.
Net cash used in investing activities for fiscal years 2013 and 2012 totaled $15.4 million and $7.6 million, respectively, and consisted primarily of capital expenditures.  The Company's long-range strategy is to grow its store count, and it intends to continue to invest in technology and migrate various system applications during the next 36 months.   During fiscal year 2013, the Company opened five Alco stores and closed four stores.  During fiscal year 2012, the Company opened four ALCO stores and closed two stores.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo and Wells Capital Finance, LLC.  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $63.5 million together with outstanding letters of credit at February 3, 2013, resulted in an available line of credit at that date of approximately $45.3 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company's inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.
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
During fiscal 2013, the Company repurchased a total of 584,928 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company's policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $4.0 million.  As of February 3, 2013, the Company repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of February 3, 2013.
Net cash provided by financing activities for fiscal years 2013 and 2012 totaled $6.7 million and $4.0 million, respectively.  Net cash provided by financing activities during fiscal year 2013 consisted of net borrowings under the revolving Credit Agreement and was partially offset by payments for repurchase of Company stock.  As such, stock repurchases were funded by increases in the amount outstanding under the Company's revolving credit agreement.  In fiscal 2013, the Company had net cash borrowings of $11.4 million on its revolving credit facility, made cash payments of $0.8 million to reduce its capital lease obligations, and made cash payments of $4.0 million to repurchase shares of Company stock.
The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:
	February 3, 2013	January 29, 2012
Maximum revolver balance outstanding during fiscal period	$83,916	$79,923
Average outstanding revolver balance during fiscal period	58,046	54,464
Outstanding loan types at end of fiscal period:
Revolving credit facility	63,446	52,063
Letters of credit	8,605	7,629

On October 12, 2012, subsequent to a trade confirmation executed October 10, 2012 whereby the Company repurchased shares of its common stock, the Company notified Wells Fargo that immediately after giving effect to the share repurchase, the Consolidated Fixed Charge Coverage Ratio would not be greater than the required ratio per Section 7.06(c) of the Facility.  On October 12, 2012, Wells Fargo issued its consent of the repurchase; provided that their consent automatically terminated in the event the repurchase was not consummated within 90 days of the date of consent.
On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year.  Under the Credit Agreement, "Equity Interests" is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the SEC on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in Wells Fargo's Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.
Expansion Plans
The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis.  In addition, the Company continually reviews underperforming stores to determine potential closures.  During fiscal 2014, the Company expects to open no less than five stores, is currently in process of closing four stores, and anticipates additional closures of underperforming stores will occur during fiscal 2014.  While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These material contingencies include:

•	the Company's ability to hire, train, and retain qualified personnel
•	the availability of adequate capital resources for us to purchase inventory, equipment, and fixtures and make other capital expenditures necessary for store expansion
•	the ability of our landlords and developers to find appropriate financing in the current credit market to develop property to be leased by the Company
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
Off-Balance Sheet Arrangements
The Company has not provided any financial guarantees as of year-end fiscal 2013.
The Company has not created and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the business.  The Company does not have any arrangements or relationships with entities that are not  into the financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.
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
There are a number of factors and uncertainties that could cause actual results of operations, financial condition or business contemplated by the forward-looking statements to differ materially from those discussed in the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company, including those factors described in "Item 1A. Risk Factors" above.  Other factors not identified herein could also have such an effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
 AND FINANCIAL STATEMENT SCHEDULES

Page

Reports of Independent Registered Public Accounting Firms	20

Financial Statements:
Balance Sheets — February 3, 2013 and January 29, 2012	22

Statements of Operations — Fiscal years Ended February 3, 2013 and January 29, 2012	23

Statements of Stockholders' Equity— Fiscal years Ended February 3, 2013 and January 29, 2012	24

Statements of Cash Flows — Fiscal years Ended February 3, 2013 and January 29, 2012	25

Notes to Financial Statements	26

Financial Statement Schedules:

No financial statement schedules are included as they are not applicable to the Company

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders

ALCO Stores, Inc.

We have audited the accompanying balance sheet of ALCO Stores, Inc. (a Kansas corporation) (the "Company") as of February 3, 2013, and the related statements of operations, stockholders' equity, and cash flows for the year ended February 3, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO Stores, Inc. as of February 3, 2013, and the results of its operations and its cash flows for the period ended February 3, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2012 financial statements to retrospectively present the results of operations of stores closed by the Company as discontinued operations, as described in Note 1(l) to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 financial statements taken as a whole.
/s/ GRANT THORNTON LLP

Kansas City, Missouri
April 23, 2013

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders

ALCO Stores, Inc.:

We have audited, before the effects of the retrospective adjustments to present the results of operations of stores closed by the Company as discontinued operations described in note 1(l), the accompanying balance sheet of ALCO Stores, Inc. (previously known as Duckwall-ALCO Stores, Inc.) (the Company) as of January 29, 2012, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. The 2012 financial statements before the effects of the adjustments discussed in note 1(l) are not presented herein. The 2012 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2012 financial statements, before the effects of the retrospective adjustments to present the results of operations of stores closed by the Company as discontinued operations described in note 1(l), present fairly, in all material respects, the financial position of ALCO Stores, Inc. as of January 29, 2012, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to present the results of operations of stores closed by the Company as discontinued operations described in note 1(l) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

As discussed in notes 1(c) and 2 to the financial statements, the Company elected to change its method of accounting for inventory from the retail inventory method to the weighted average cost method in fiscal year 2012.
/s/ KPMG LLP
Kansas City, Missouri
April 13, 2012

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share and per share amounts)
	February 3, 2013	January 29, 2012
Assets
Current assets:
Cash	$3,160	$2,491
Receivables	13,187	10,334
Inventories	166,671	156,214
Prepaid expenses	3,767	3,603
Deferred income taxes	3,081	5,607
Property held for sale	568	568
Total current assets	190,434	178,818

Property and equipment, at cost:
Land and land improvements	5,648	1,508
Buildings and building improvements	10,499	10,488
Furniture, fixtures and equipment	74,066	71,518
Transportation equipment	988	861
Leasehold improvements	21,138	19,289
Construction work in progress	5,083	1,177
Total property and equipment	117,422	104,841
Less accumulated depreciation and amortization	81,794	76,563
Net property and equipment	35,628	28,278

Property under capital leases	26,972	24,054
Less accumulated amortization	11,476	11,498
Net property under capital leases	15,496	12,556

Deferred income taxes — non current	1,693	—
Other non-current assets	624	754
Total assets	$243,875	$220,405

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$580	$570
Accounts payable	39,220	26,695
Accrued salaries and commissions	3,111	3,984
Accrued taxes other than income taxes	5,046	4,845
Self-insurance claim reserves	4,429	4,112
Other current liabilities	4,429	4,327
Total current liabilities	56,815	44,533

Notes payable under revolving loan	63,446	52,063
Capital lease obligations - less current maturities	15,936	12,804
Deferred gain on leases	3,053	3,439
Deferred income taxes	—	643
Other noncurrent liabilities	2,462	2,483
Total liabilities	141,712	115,965

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,163 and 3,842,745 shares issued and outstanding, respectively	1	1
Additional paid-in capital	36,533	40,115
Retained earnings	65,629	64,324
Total stockholders' equity	102,163	104,440
Total liabilities and stockholders' equity	$243,875	$220,405

See accompanying notes to financial statements.

ALCO Stores, Inc.
Statements of Operations
Fiscal Years ended February 3, 2013 and January 29, 2012
 (dollars in thousands, except share and per share amounts)
	53 Weeks Ended February 3, 2013	52 Weeks Ended January 29, 2012
Net sales	$492,595	$476,032
Cost of sales	343,232	331,984

Gross margin	149,363	144,048

Selling, general and administrative	134,746	130,951
Depreciation and amortization expenses	8,847	8,569

Total operating expenses	143,593	139,520

Other operating income	—	2,270

Operating income	5,770	6,798

Interest expense	3,477	4,207

Earnings from continuing operations before income taxes	2,293	2,591

Income tax expense	565	702

Earnings from continuing operations	1,728	1,889

Loss from discontinued operations, net of income tax benefit of $0.3 million in 2013 and $0.1 million in 2012	(421)	(234)
Net earnings	$1,307	$1,655

Earnings (loss) per share
Basic
Continuing operations	$0.48	$0.49
Discontinued operations	(0.12)	(0.06)

Net earnings per share	$0.36	$0.43

Earnings (loss) per share
Diluted
Continuing operations	$0.48	$0.49
Discontinued operations	(0.12)	(0.06)

Net earnings per share	$0.36	$0.43

See accompanying notes to financial statements.

ALCO Stores, Inc.
 Statements of Stockholders' Equity
Fiscal Years ended February 3, 2013 and January 29, 2012
(dollars in thousands, except share and per amounts)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total stockholders' equity

Balance, January 30, 2011	3,841,895	$1	40,003	62,669	102,673

Net income for the year ended January 29, 2012	—	—	—	1,655	1,655

Shares issued	850	—	—	—	—

Expired stock options	—	—	(145)	—	(145)

Share-based compensation	—	—	257	—	257

Balance, January 29, 2012	3,842,745	$1	40,115	64,324	104,440

Net income for the year ended February 3, 2013	—	—	—	1,307	1,307

Shares issued	346	—	—	—	—

Shares repurchased	(584,928)	—	(3,963)	—	(3,963)

Share-based compensation	—	—	381	—	381

Balance, February 3, 2013	3,258,163	$1	36,533	65,629	102,163

See accompanying notes to financial statements.

ALCO Stores, Inc.
 Statements of Cash Flows
Fiscal Years ended February 3, 2013 and January 29, 2012
 (dollars in thousands)

	53 Weeks 2013	52 Weeks 2012

Cash flows from operating activities:
Net earnings	$1,307	$1,655
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	8,902	8,656
Loss on sale of assets	141	292
Share-based compensation	381	257
Deferred income tax expense, net	191	(1,552)
Changes in:
Receivables	(2,853)	(3,487)
Prepaid expenses	(164)	117
Inventories	(10,457)	(7,747)
Accounts payable	12,524	725
Prepaid income taxes	—	168
Accrued salaries and commissions	(873)	(149)
Accrued taxes other than income	201	23
Self-insured claims reserves	317	(27)
Other assets and liabilities	(174)	2,906
Net cash provided by operating activities	9,443	1,837

Cash flows from investing activities:
Proceeds from the sale of assets	145	992
Acquisition of property and equipment	(15,577)	(8,567)
Net cash used in investing activities	(15,432)	(7,575)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	186,390	220,736
Repayments on revolving loan credit agreement	(175,007)	(213,955)
Refinancing costs on revolving loan and term loan fees	—	(525)
Pay downs under term loan	—	(1,414)
Principal payments under capital lease obligations	(762)	(802)
Payments for repurchase of stock	(3,963)	—
Net cash provided by financing activities	6,658	4,040

Net increase (decrease) in cash and cash equivalents	669	(1,698)
Cash at beginning of year	2,491	4,189

Cash at end of year	$3,160	$2,491

Supplemental cash flow information:
Increase in property under capital lease	$(3,902)	$(1,800)
Increase in capital lease obligations	3,902	1,800
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	2,089	3,013
Net income tax (paid) / refunded	$(110)	$85

See accompanying notes to financial statements.

 ALCO STORES, INC.
Notes to Financial Statements
February 3, 2013 and January 29, 2012
 (dollars in thousands, except for share and per share amounts)
1.    Summary of Significant Accounting Policies
(a)   Nature of Business
The Company is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through broad line department store outlets.  Merchandise is purchased for resale from many vendors.  On November 29, 2010, the Company announced a partnership with Associated Wholesale Grocer, ("AWG"), whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.
(b)   Basis of Presentation
The Company's fiscal year ends on the Sunday nearest to January 31.  Fiscal years 2013 and 2012 consisted of 53 weeks and 52 weeks, respectively.  The financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP").  The Company has revised the prior presentation of activity under its revolving credit agreement to reflect that activity on a gross basis in the statement of cash flows.
(c)   Inventories
Inventories are stated at the lower of cost or net realizable value.  The first-in, first-out (FIFO) method is used for all inventories.
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
For fiscal years 2013 and 2012 depreciation and amortization was $8.9 million and $8.7 million, respectively.
(e)   Operating Leases
The Company accounts for operating leases over the initial lease term without regard to available renewal options.  The Company considers free rent periods and scheduled rent increases in determining total rent expense for the initial lease term.  Total rent expense is recognized on a straight-line basis over that term.
(f)    Insurance
The Company retains significant deductibles on its insurance policies for workers' compensation, general liability, medical claims and prescriptions.  Due to the fact that it could take more than one year to determine the actual costs, these costs are estimated based on the Company's historical loss experience and estimates from the insurance carriers and consultants.  The Company completes an actuarial evaluation of its loss experience each year.  During the periods between actuarial evaluations, management monitors the cost and number of claims and compares those results to historical amounts.  The Company's actuarial method is the fully developed method.  The Company records its reserves on an undiscounted basis.
The Company's prior estimates have varied based on changes in assumptions related to actual claims versus estimated ultimate loss calculations based on historical claim activity.  Current and future estimates could be affected by changes in those same assumptions.
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

 (j)   Use of Estimates
Management of the Company has made certain estimates and assumptions in determining the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with U.S. GAAP.  Actual results could differ from those estimates used to record various assets and liabilities, such as allowances for doubtful accounts, valuation of merchandise inventory, reserves for self-insurance, and the effective tax rate.
(k)    Long-lived Assets
Whenever events and circumstances indicate that the carrying value of certain long-lived assets may be impaired, the Company reviews such assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level.  The carrying amount of certain assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives.  If the undiscounted cash flows are less than the carrying amount of the assets, the assets are written down to fair value.  Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, or significant changes in a manner of use of the assets due to changes in business strategies or competitive environment.  Additionally, when a commitment is made to close a store in a period beyond the quarter in which the closure commitment is made, it is the long-lived assets associated with the store are reviewed for impairment and depreciable lives are adjusted.  The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value.  Actual results could vary from management estimates.  There was no asset impairment in fiscal years 2013 or 2012.
The Company had $0.6 million classified as assets held for sale as of both February 3, 2013 and January 29, 2012.  These properties are recorded at their estimated net realizable value, net of disposal costs.  Management believes it is reasonable to assume the assets held for sale could be sold within the next 12 months.
(l)  Store Closings and Discontinued Operations
A provision for store closure expense is recorded when the Company discontinues using the facility.  A summary of the activity in the liability account (included in other current liabilities), related to store closures for fiscal years 2013 and 2012, is as follows:
	2013	2012

Store closure liability at beginning of year	$—	91
Store closure (income) expense (included in discontinued operations)	—	—
Payments	—	(91)

Store closure liability at end of year	$—	—
The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed.  This is a result of the Company's stores being geographically dispersed.  The results of operations for stores that have been closed by the Company (4 and 2 in fiscal years 2013 and 2012, respectively) have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented.  The Company does not allocate interest expense to discontinued operations. The liability recognized for costs associated with store closing is primarily related to future lease costs (net of estimated sublease income), and is accrued and charged to income when the Company ceases to use the leased location.

(m)   Consideration Received from Vendors
Cost of sales and selling, general and administrative expenses are partially offset by various forms of consideration received from our vendors.  This "vendor income" is earned for a variety of vendor-sponsored programs, such as volume rebates, markdown allowances, promotions, warehouse cost reimbursement and advertising.  Consideration received, to the extent that it reimburses specific, incremental, and identifiable costs incurred to date, is recorded in selling, general and administrative expenses in the same period as the associated expenses are incurred.  Reimbursements received that are in excess of specific, incremental and identifiable costs incurred to date are recognized as a reduction to the cost of the merchandise purchased and are reflected in costs of sales as the merchandise is sold.  The Company establishes a receivable for the vendor income that is earned but not yet received. This receivable is computed based on provisions of the agreements in place and reflects management's expectations about when and whether the Company will have completed its performance and the amount will be earned.  The Company performs detailed analyses to determine the appropriate level of the receivable in the aggregate.  The majority of year-end receivables associated with these activities are collected within the following fiscal quarter.
(n)   Advertising Costs
The Company expenses advertising costs as incurred.  The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost.  Advertising expenses of $12.0 million and $10.9 million in fiscal 2013 and 2012, respectively, are included in selling, general and administrative expenses in the statements of operations.  Advertising reimbursements from vendors, partially offset advertising expenses, were $6.2 million and $5.2 million for fiscal years 2013 and 2012, respectively.  The costs of production and distribution of newspaper circulars made up the majority of our advertising costs in both years.
(o)   Share-based Compensation
The Company currently sponsors share-based employee benefit plans and stock option plans.  The Company recognizes compensation expense for its share-based payments based on the fair value of the awards on the date of the grant.  Share-based payments include stock option awards issued under the Company's employee stock option and director stock option plans.  See Note 10 for further information concerning these plans.
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
On October 12, 2012, subsequent to a trade confirmation executed October 10, 2012 whereby the Company repurchased shares of its common stock, the Company notified Wells Fargo that immediately after giving effect to the share repurchase, the Consolidated Fixed Charge Coverage Ratio would not be greater than the required ratio per Section 7.06(c) of the Facility.  On October 12, 2012, Wells Fargo issued its consent of the repurchase; provided that their consent automatically terminated in the event the repurchase was not consummated within 90 days of the date of consent.
On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo National Association, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year.  Under the Credit Agreement, "Equity Interests" is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K..  Except to the extent specifically set forth in Wells Fargo's Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.
Notes payable outstanding at February 3, 2013 and January 29, 2012 under the revolving loan credit facility aggregated $63.4 million and $52.1 million, respectively.  The lender had also issued letters of credit aggregating $8.6 million and $7.6 million, respectively, at such dates on behalf of the Company.  The interest rates on the outstanding borrowings at February 3, 2013 were 2.25% on $60.0 million of the outstanding balance and 4.25% on the remaining $3.4 million.  The Company had additional borrowings available at February 3, 2013 under the revolving loan credit facility amounting to approximately $45.3 million.
As of January 30, 2011, the Company had a term loan which was incurred to fund new store fixtures and equipment and was secured by such fixtures and equipment.  The term loan expired and the remaining balance was paid during fiscal year 2012.
Interest expense on notes payable and long-term debt, excluding capital lease obligations, aggregated $2.2 million and $3.2 million during fiscal years 2013 and fiscal 2012, respectively.
4.             Employee Benefits
Effective November 1, 2010, the Company's Board of Directors elected to suspend the Company match of employees 401(K) contributions.  Historically, the Company matched employee contributions up to half of the first 4% of compensation contributed by the employee.  Contributions by the Company vest with the participants over a seven-year period.  The unvested portion of the Company match to employees not employed by the Company as of January 29, 2012, resulted in a credit to 401(K) expense during fiscal 2012 of $0.1 million.
5.             Self-Insurance Claim Reserves
Changes to the self-insurance reserves for fiscal years 2013 and 2012 are as follows:
	2013	2012
Beginning balance	$4,112	4,139
Reserve additions	2,130	2,727
Claims paid	(2,447)	(2,754)
Ending balance	$4,429	4,112

6.             Leases
The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 3, 2013 and January 29, 2012 are as follows:
	2013	2012
Buildings	$14,350	11,038
Fixtures	5,764	6,158
Software	6,858	6,858
	26,972	24,054
Less accumulated amortization	11,476	11,498
Net property under capital leases	$15,496	12,556
The Company also has non-cancelable operating leases, primarily for buildings, that expire at various dates.
Future minimum lease payments under all non-cancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 3, 2013 are as follows:
	Capital Leases	Operating Leases
Fiscal year:

2014	$2,055	18,511
2015	1,886	16,559
2016	1,818	15,241
2017	1,818	14,053
2018	1,818	12,351
Later years	22,247	46,650
Total minimum lease payments	31,642	$123,365
Less amount representing interest	15,126
Present value of net minimum lease payments	16,516
Less current maturities	580
Capital lease obligations, less current maturities	$15,936

Minimum payments do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts.  Contingent rentals applicable to capital leases amounted to $0.0 million and $0.1 million for fiscal years 2013 and 2012, respectively.
The interest on capital lease obligations for fiscal years 2013 and 2012 aggregated $1.3 million and $1.0 million, respectively.
The following schedule presents the composition of total rent expense for all operating leases for fiscal 2013 and 2012:
	2013	2012
Minimum rentals	$19,008	20,110
Contingent rentals	1,318	1,277
Less sublease rentals	(32)	(32)
	$20,294	21,355

7.             Income Taxes
The Company's income tax expense (benefit) consists of the following for fiscal years 2013 and 2012:
	2013	2012

Income tax expense allocated to continuing operations	$565	702

Income tax benefit allocated to discontinued operations	(254)	(61)
Total income tax expense (benefit)	$311	641

Income tax expense (benefit) attributable to continuing operations for fiscal years 2013 and 2012 consists of:

	Current	Deferred	Total
2013:
Federal	$108	147	256
State	123	186	309
	231	333	565
2012:
Federal	(59)	440	381
State	128	193	321
	$69	633	702
Income tax expense attributable to continuing operations was $0.6 million and $0.7 million for fiscal years 2013 and 2012, respectively, and differs from the amounts computed by applying the Federal statutory income tax rate of 34% as a result of the following:
	2013	2012
Computed "expected" tax expense	$778	835
State income taxes, net of the Federal income tax benefit	190	214
Adjustment for prior period taxes	(110)	4
Federal employment credits	(393)	(429)
Share-based compensation	53	31
Other, net	47	47
	$565	702
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 3, 2013 and January 29, 2012 are presented below:
	2013	2012
Deferred tax assets:
Capital leases	$384	311
Other liabilities	412	551
Insurance reserves	1,041	1,208
Vacation and sick pay accrual	436	436
Stock options	238	155
Inventory	1,202	318
Deferred gain on property and equipment	1,149	1,306
Deferred Rent	896	905
Net operating loss carryforwards	1,606	3,532
Credit carryforwards	3,236	2,463
Total deferred tax assets	10,600	11,185

Deferred tax liabilities:
Property and equipment, due to differences in depreciation	3,890	4,519
Property taxes	88	184
481 (a) adjustments	255	530
Dividend income	649	479
Other assets	728	403
Total deferred tax liabilities	5,610	6,115

Net deferred tax asset	$4,990	5,070

At February 3, 2013, the Company has total federal and state net operating loss carryforwards of $2.7 million and $13.4 million, respectively, which are available to offset future taxable income.  The federal net operating loss will expire after fiscal 2031.  The state net operating losses will begin expiring in fiscal 2014.
The Company also has federal credits in the amount of $3.2 million that are available to offset future federal taxable income.  Approximately $2.8 million of these credits will begin to expire in fiscal year 2029, and the remaining credits have no expiration.  The history of earnings and projected future results, the Company believes it is more likely than not those future operations will generate sufficient taxable income to realize the deferred tax assets.  As such, at February 3, 2013 and January 29, 2012 there is no valuation allowance on the deferred tax asset.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:
	2013	2012
Gross unrecognized tax benefits at the beginning of the year:	$—	57
Increases related to prior period tax positions	—	—
Decreases related to prior period tax positions	—	(57)
Settlements	—	—
Gross unrecognized tax benefits at the end of the year:	$—	—

None of the amounts included in the $57 thousand of unrecognized tax benefits at January 30, 2011, would affect the effective tax rate if recognized.  The net interest expense (benefit) recorded on unrecognized tax benefits during fiscal years 2013 and 2012 totaled $0 and ($14) thousand, respectively.  No amounts were accrued for penalties with respect to the unrecognized tax benefits.  The Company records interest and penalties in interest expense.
8.             Stockholders' Equity
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
During fiscal 2013, the Company repurchased a total of 584,928 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company's policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $4.0 million.  As of February 3, 2013, the Company repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of February 3, 2013.
9.             Earnings Per Share
The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:
	2013	2012

Weighted average shares outstanding (basic)	3,634,235	3,842,745

Effect of dilutive options to purchase common stock	—	—

As adjusted for diluted calculation	3,634,235	3,842,745
The anti-dilutive effect of 346,000 and 277,250 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended February 2, 2013 and January 29, 2012, respectively.
10.          Share-Based Compensation
Share-based payments consist of stock option grants.  The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.
Total share-based compensation (a component of selling and general and administrative expenses) is summarized as follows:
	2013	2012

Share-based compensation expense before income taxes	$381	257
Income tax benefits	(73)	(72)

Share-based compensation expense net of income tax benefits	$308	185

Effect on:
Basic earnings per share	$0.08	0.05
Diluted earnings per share	$0.08	0.05
Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  The Company grants awards to a limited number of key employees and officers, thus, actual forfeitures can vary significantly from estimated amounts.  Estimated forfeitures exceeded actual forfeitures for fiscal year 2012 resulting in additional share-based compensation of $0.2 million.

Stock Incentive Plan
On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, awards and rights to officers, key employees and consultants of the Company; provided however, the Company's directors are not permitted to be participants in the Plan.  According to the terms of the Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the Plan.  At February 3, 2013, the Company had 474,500 remaining shares authorized for future option grants.  The 2012 Plan will expire on June 27, 2022.
Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100.  In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At February 3, 2013, the Company had 247,875 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.
Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the plan shall be non-qualified stock options. As of February 3, 2013, the Company had 73,957 shares remaining to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.
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
	2013	2012

Expected price volatility	48.23%	58.34%

Risk-free interest rate	0.59%	0.94%

Weighted average expected lives in years	7.2	3.8

Dividend yield	0.00%	0.00%
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
EXPECTED LIVES — This is the period of time over which the options granted are expected to remain outstanding and is based on management's expectations in relation to the holders of the options.  Options granted have a maximum term of ten years.  An increase in the expected life will increase share-based compensation.
DIVIDEND YIELD — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease share-based compensation.
A summary of stock option activity for the Company's most recent fiscal year is as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value (in thousands)

Outstanding January 29, 2012	277,250	$14.86	3.0	$—

Granted	190,000	9.41

Exercised	(3,750)	9.25

Forfeited/Expired	(117,500)	13.28

Outstanding February 3, 2013	346,000	$12.47	3.0	$—

Vested and expected to vest at February 3, 2013	192,375	$11.28	4.0	$—

Exercisable at February 3, 2013	153,625	$13.95	1.0	$—
The Company recognizes expense for its share-based payments based on the fair value of the awards at grant date.  The aggregate intrinsic values in the table above represent the total difference between the Company's closing stock price on February 3, 2013 and the option respective exercise price, multiplied by the number of in-the-money options as of February 3, 2013.  As of February 3, 2013, total estimated unrecognized share-based compensation related to non-vested stock options is $0.5 million with a weighted average recognition period of 2.5 years.
Other information relative to option activity during the fiscal years ended February 3, 2013 and January 29, 2012 is as follows:
	2013	2012

Weighted Average Grant Date Fair Value of Stock Options Granted (per share)	$3.92	4.65

Total Fair Value of Stock Options Vested	826	689

Total Intrinsic Value of Stock Options Exercised	—	—

11.          Seasonality and Quarterly Results (Unaudited)
The following table sets forth the Company's net sales, gross margin, earnings (loss) from continuing operations and net earnings (loss) during each quarter of fiscal years 2013 and 2012:
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013	Net sales	$116.5	121.1	108.2	146.8
	Gross margin	34.4	39.7	33.7	41.6
	Earnings (loss) from continuing operations	(1.1)	2.1	(1.2)	2.0
	Net earnings (loss)	(1.3)	2.0	(1.4)	2.0
	Net earnings (loss) per share: (1)
	Basic	(0.34)	0.52	(0.37)	0.61
	Diluted	(0.34)	0.52	(0.37)	0.61

Fiscal 2012	Net sales	$112.4	120.2	108.2	135.3
	Gross Margin	33.2	39.0	33.1	38.7
	Earnings (loss) from continuing operations	(1.5)	2.3	0.2	0.9
	Net earnings (loss)	(1.5)	2.3	0.1	0.8
	Net earnings (loss) per share: (1)
	Basic	(0.40)	0.60	0.01	0.21
	Diluted	(0.40)	0.60	0.01	0.21

(1) Earnings per share amounts are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in fiscal years 2013 and 2012 may not equal the total computed for the year.

12.          Business Operations
The Company's business activities consist of the operation of ALCO stores.  The Company initiated a transactional web site during November 2011.  Based on its insignificant results of operation, the transactional website has been aggregated with the operating results of the Company's ALCO stores.
The Company has many suppliers with which it conducts business.  On November 29, 2010, the Company announced a partnership with AWG, whereby the Company began procuring several categories of product through AWG, which allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas.
For fiscal years 2013 and 2012, AWG comprised approximately 27% of the Company's total purchases.  The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.
For fiscal years 2013 and 2012 the percentages of sales by product category were as follows:
	2013	2012
Merchandise Category:
Consumables and commodities	34%	34%
Hardlines	34%	34%
Apparel and accessories	15%	16%
Home furnishings and décor	17%	16%
Total	100%	100%
During fiscal year 2012, operating income from continuing operations included other operating income of $2.3 million attributable to an insurance settlement from Factory Mutual Insurance Company that represented an appearance allowance for the roofs at the Company's corporate office and warehouse in Abilene, KS.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)  Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended.  The Company's internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of February 3, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, management concluded that the Company's internal control over financial reporting was effective as of February 3, 2013.
(c)  Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
(d)  Report of Independent Registered Pubic Accounting Firm
 Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information with respect to the Company's Directors, the Board of Directors' Audit Committee, the Board of Directors' Nominating Committee and the written code of ethics, see the information provided in the "Proposal One — Election of Directors", "Information About Directors Nominees", "Information about the Nominating Committee", "Code of Ethics" and "Certain Information Concerning the Board and Its Committees" sections of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.  For information with respect to Section 16 reports, see the information provided in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.
The Company's executive officers as of April 23, 2013, are as follows:
Name	Age	Position
Richard E. Wilson	52	President - Chief Executive Officer
Wayne S. Peterson	55	Senior Vice President - Chief Financial Officer
Tom L. Canfield	59	Senior Vice President – Logistics/Administration Officer
Brent Streit	46	Senior Vice President, Marketing & Ecommerce
 Except as set forth below, all of the executive officers have been associated with the Company in their present position or other capacity for more than the past five years.  There are no family relationships among the executive officers of the Company.
Richard E. Wilson has served as President and Chief Executive Officer of the Company since February 15, 2010.  From December, 2007 until he joined the Company, Mr. Wilson served as Principal of Corporate Alliance Group, a management consulting company specializing in marketing, product development, planning, strategy and brand management for the retail and wholesale trade.  Prior to forming Corporate Alliance Group, Mr. Wilson was Senior Vice President, General Merchandise, for BJ's Wholesale Club from May, 2005 to February, 2007.  From August, 2003 to April, 2005, Mr. Wilson was Senior Vice President, Home Furnishings for the Macy's division of Federated Department Stores, Inc., the parent company of department stores such as Macy's and Bloomingdales.  Mr. Wilson has also previously served as an executive with the Filene's division of May Department Stores.
Wayne S. Peterson, joined the Company as its Senior Vice President-Chief Financial Officer on September 20, 2010. Mr. Peterson served as Chief-Financial Officer of Minyard Foods, Inc., a privately-held regional supermarket retailer, which operates a total of 60 stores in the Dallas/Fort-Worth area from 2006 until he joined the Company. From 2002-2005, Mr. Peterson served as the Executive Vice President, Chief Financial Officer, Secretary, and Director of Copeland's Enterprises, Inc., a privately held regional specialty retailer of sporting goods.  Mr. Peterson has also previously served as an executive with Homeland Holdings Corporation, and Buttrey Food and Drug Stores Company and has approximately 33 years of retail experience.
Tom L. Canfield, Jr. has served as Senior Vice President – Logistics/Administration Officer since 2006.  From 1973 to 2006, Mr. Canfield served in various capacities with the Company.  Mr. Canfield has approximately 40 years of experience in the retail industry.
Brent A. Streit was promoted to Senior Vice President, Marketing & Ecommerce July 6, 2012.  Mr. Streit joined the Company in 2001 as a buyer and has held increasingly responsible positions in supply chain management, marketing and business development.  Mr. Streit has more than 20 years of retail experience.

ITEM 11.      EXECUTIVE COMPENSATION

The Registrant's Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders contains under the caption "Executive Compensation and Other Information" the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant's Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders, contains under the caption "Security Ownership of Certain Beneficial Owners, Directors and Management" the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Registrant's Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders, contains under the captions "Related Party Transactions" and "Certain Information Concerning the Board and Its Committees" the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders, contains under the caption "Ratification of Selection of Independent Public Accountants" the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

3.1
Articles of Incorporation of ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 27, 2011.

3.3	Certificate of Amendment to the Articles of Incorporation of ALCO Stores, Inc. is incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on June 29, 2012.

4.1
Specimen of ALCO Stores, Inc. Common Stock Certificate (filed as Exhibit 4.1 to Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2008 and incorporated herein by reference).

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

10.6
Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to Exhibit 10.6 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.7
I Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.7 on Current Report Form 8-K of the Company dated August 27, 2010.

10.8
Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.8 on Current Report Form 8-K of the Company dated September 9, 2010

10.9
Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.9 to Current Report Form 8-K of the Company dated September 16, 2010.

10.10
Credit Agreement dated July 21, 2011, between ALCO Stores, Inc. and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.10 on Current Report Form 8-K of the Company dated July 27, 2011.

10.11	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company dated June 27, 2011.

10.12
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.13
Employment agreement entered into by the Company and Wayne S. Peterson dated March 15, 2012 is incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.14	Employment agreement entered into by the Company and Ted Beaith dated March 15, 2012 is incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.15
Employment agreement entered into by the Company and Tom L. Canfield, Jr. dated March 15, 2012 is incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.16	Stock Option Agreement between the Company and Wayne S. Peterson dated April 30, 2012 incorporated herein by reference to Exhibit 10.16 to Current Report Form 8-K of the Company dated May 3, 2012.

10.17	Stock Option Agreement between the Company and Tom L. Canfield, Jr. dated April 30, 2012 incorporated herein by reference to Exhibit 10.17 to Current Report Form 8-K of the Company dated May 3, 2012.

10.18	Stock Option Agreement between the Company and Edmond C. Beaith dated April 30, 2012 incorporated herein by reference to Exhibit 10.18 to Current Report Form 8-K of the Company dated May 3, 2012.

10.19	Stock Option Agreement between the Company and Dennis E. Logue dated June 29, 2012 incorporated herein by reference to Exhibit 10.19 to Current Report Form 8-K of the Company dated July 10, 2012.

10.20	Stock Option Agreement between the Company and Terrence M. Babilla dated June 29, 2012 incorporated herein by reference to Exhibit 10.20 to Current Report Form 8-K of the Company dated July 10, 2012.

10.21	Stock Option Agreement between the Company and Lolan C. Mackey dated June 29, 2012 incorporated herein by reference to Exhibit 10.21 to Current Report Form 8-K of the Company dated July 10, 2012.

10.22	Stock Option Agreement between the Company and Royce Winsten dated June 29, 2012 incorporated herein by reference to Exhibit 10.22 to Current Report Form 8-K of the Company dated July 10, 2012.

10.23	2012 Equity Incentive Plan is incorporated by reference to Exhibit 10.23 to the Form S-8 of the Company dated July 11, 2012.

10.24	Incentive Bonus Plan is incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of the Company dated July 13, 2012.

10.25	Employment agreement entered into by the Company and Brent A. Streit dated March 15, 2012 is incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K dated July 13, 2012.

10.26
Time Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.26 to Current Report Form 8-K of the Company dated July 13, 2012.

10.27
Performance Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.27 to Current Report Form 8-K of the Company dated July 13, 2012.

10.28
Time Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.28 to Current Report Form 8-K of the Company dated July 13, 2012.

10.29
Performance Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.29 to Current Report Form 8-K of the Company dated July 13, 2012.

10.30
Time Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.30 to Current Report Form 8-K of the Company dated July 13, 2012.

10.31
Performance Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.31 to Current Report Form 8-K of the Company dated July 13, 2012.

10.32
Time Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.32 to Current Report Form 8-K of the Company dated July 13, 2012.

10.33
Time Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.33 to Current Report Form 8-K of the Company dated July 13, 2012.

10.34
Performance Based Incentive Stock Option Agreements between the Company and Edmond C. Beaith dated July 6, 2012 incorporated herein by reference to Exhibit 10.34 to Current Report Form 8-K of the Company dated July 13, 2012.

10.35
Performance Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.35 to Current Report Form 8-K of the Company dated July 13, 2012.

10.36	Appointment of new independent registered public accounting firm incorporated herein by reference to Exhibit 10.36 to Current Report Form 8-K of the Company dated July 17, 2012.

10.37
Resignation of Officer. On October 5, 2012, Edmond C. Beaith resigned from the Company and such resignation is incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K of the Company dated October 11, 2012.

10.38
First Amendment to the Credit Agreement, described under 10.11 above, dated February 6, 2013 and incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K of the Company dated February 12, 2013.

10.39
Announcement to relocate the Company's corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K of the Company dated April 10, 2013.

12	Schedule of change in same-store sales and same-store gross margin dollars.

18.1	LIFO Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 15, 2011.

18.2	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 13, 2012.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton, LLP
23.2	Consent of Independent Registered Public Accounting Firm - KPMG, LLP
31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated April 23, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated April 23, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated April 23, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated April 23, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALCO STORES, INC.
by	/s/ Richard E. Wilson
President and Chief Executive Officer

Dated: April 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title	Date

/s/ Richard E. Wilson	April 23, 2013
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	April 23, 2013
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	April 23, 2013
Terrence M. Babilla
Director

/s/ Dennis E. Logue	April 23, 2013
Dennis E. Logue
Director

/s/ Lolan C. Mackey	April 23, 2013
Lolan C. Mackey
Director

/s/ Royce L. Winsten	April 23, 2013
Royce L. Winsten
Director - Chairman of Board