Form 10-Q
period 2013-05-05
ALCO STORES INC
filed 2013-06-19
CIK 30302

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Common Stock, $0.0001 par value, outstanding as of June 18, 2013: 3,258,163 shares

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)
	May 5, 2013	February 3, 2013
Assets	(Unaudited)
Current assets:
Cash	$2,923	$3,160
Receivables	12,782	13,187
Inventories	190,614	166,671
Prepaid expenses	3,459	3,767
Deferred income taxes	4,079	3,081
Property held for sale	568	568
Total current assets	214,425	190,434

Long term investments	1,293	—

Property and equipment, at cost:
Land and land improvements	5,648	5,648
Buildings and building improvements	10,499	10,499
Furniture, fixtures and equipment	74,149	74,066
Transportation equipment	988	988
Leasehold improvements	21,138	21,138
Construction work in progress	6,383	5,083
Total property and equipment	118,805	117,422
Less accumulated depreciation and amortization	83,708	81,794
Net property and equipment	35,097	35,628

Property under capital leases	26,972	26,972
Less accumulated amortization	11,743	11,476
Net property under capital leases	15,229	15,496

Deferred income taxes — non current	1,805	1,693
Other non-current assets	558	624
Total assets	$268,407	$243,875

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$575	$580
Accounts payable	58,215	39,220
Accrued salaries and commissions	3,134	3,111
Accrued taxes other than income taxes	5,409	5,046
Self-insurance claim reserves	4,086	4,429
Other current liabilities	3,578	4,429
Total current liabilities	74,997	56,815

Notes payable under revolving loan	71,627	63,446
Capital lease obligations - less current maturities	15,777	15,936
Deferred gain on leases	2,956	3,053
Other noncurrent liabilities	2,415	2,462
Total liabilities	167,772	141,712

Stockholders' equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,163 and 3,808,338 shares issued and outstanding, respectively	1	1
Additional paid-in capital	36,673	36,533
Retained earnings	63,961	65,629
Total stockholders' equity	100,635	102,163
Total liabilities and stockholders' equity	$268,407	$243,875

See accompanying otes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
 (dollars in thousands, except share data)
(Unaudited)

	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
Net sales	$117,520	$116,500
Cost of sales	83,053	82,123

Gross margin	34,467	34,377

Selling, general and administrative	33,876	33,374
Depreciation and amortization expenses	2,175	2,107

Total operating expenses	36,051	35,481

Operating loss	(1,584)	(1,104)

Interest expense	1,053	744

Loss from continuing operations before income taxes	(2,637)	(1,848)

Income tax benefit	(987)	(760)

Loss from continuing operations	(1,650)	(1,088)

Loss from discontinued operations, net of income tax benefit of $11 thousand as of May 5, 2013 and $0.1 million as of April 29, 2012	(18)	(196)
Net loss	$(1,668)	$(1,284)

Loss per share
Basic
Continuing operations	$(0.51)	$(0.29)
Discontinued operations	(0.00)	(0.05)

Net loss per share	$(0.51)	$(0.34)

Loss per share
Diluted
Continuing operations	$(0.51)	$(0.29)
Discontinued operations	(0.00)	(0.05)

Net loss per share	$(0.51)	$(0.34)

See accompanying otes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
 (dollars in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012

Cash flows from operating activities:
Net loss	$(1,668)	$(1,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	2,181	2,122
Gain on sale of assets	—	(92)
Share-based compensation expense	140	130
Deferred income tax expense	(1,110)	(857)
Changes in:
Receivables	405	1,168
Prepaid expenses	308	564
Inventories	(23,944)	(10,142)
Accounts payable	18,995	20,171
Accrued salaries and commissions	23	354
Accrued taxes other than income	363	94
Self-insured claims reserves	(343)	(181)
Other assets and liabilities	(929)	(486)
Net cash provided by (used in) operating activities	(5,579)	11,561

Cash flows from investing activities:
Proceeds from the sale of assets	—	451
Acquisition of property and equipment	(1,383)	(1,362)
Long term investments	(1,293)	—
Net cash used in investing activities	(2,676)	(911)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	51,093	35,205
Repayments on revolving loan credit agreement	(42,912)	(47,268)
Principal payments under capital lease obligations	(163)	(166)
Payments for repurchase of stock	—	(300)
Net cash provided by (used in) financing activities	8,018	(12,529)

Net decrease in cash and cash equivalents	(237)	(1,879)
Cash at beginning of period	3,160	2,491

Cash at end of period	$2,923	$612

Supplemental cash flow information:
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	$655	$418
Net income tax paid	$101	$9

See accompanying notes to unaudited financial statements.

  ALCO STORES, INC.
Notes to Unaudited Financial Statements
(dollars in thousands, except share data and per share amounts)
(1)	Basis of Presentation
The accompanying unaudited financial statements of ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company's fiscal 2013 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company's business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.
The Company's fiscal year ends on the Sunday nearest to January 31.  Fiscal 2014 is a 52-week period consisting of four thirteen week periods, with each period referred to as a quarter.  Fiscal 2013 was a 53-week period consisting of three thirteen week periods and one fourteen week period.  During Fiscal 2013, the fourteen week period occurred in the fourth quarter.  The thirteen weeks ended May 5, 2013 and April 29, 2012 are referred to herein as the first quarter of fiscal 2014 and 2013, respectively.
Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation.  Same-stores also include the Company's transactional website.
Non same-stores are those stores which have not reached their fourteenth month of operation.
The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in loss from discontinued operations, net of income tax benefit line of the Statements of Operations.
(2)	Share-Based Compensation
The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.  For both the first quarter of fiscal 2014 and fiscal 2013, share-based compensation decreased pre-tax income by $0.1 million.
Total share-based compensation expense (a component of selling, general and administrative expenses) is summarized as follows:
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012

Share-based compensation expense before income taxes	$140	130
Income tax benefit	(53)	(53)

Share-based compensation expense net of income tax benefit	$87	77

Effect on:
Basic earnings per share	$0.03	0.02
Diluted earnings per share	$0.03	0.02
Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.
Equity Incentive Plan
In May 2003, the stockholders approved the 2003 ALCO Stores, Inc. Incentive Stock Option Plan and such plan was amended in 2010 to permit optionees to make a cashless, net exercise of their stock options (the 2003 ALCO Stores, Inc. Incentive Stock Option Plan, as amended is hereinafter referred to as the "2003 Plan").  There are 500,000 shares of Common Stock authorized for issuance upon exercise of options under the 2003 Plan.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million.  In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At May 5, 2013, the Company had 247,875 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized. The 2003 Plan had a term of ten years and options could no longer be granted under the 2003 Plan after May 2013. Therefore, the Compensation Committee created a new stock option plan that was voted upon by the Company's stockholders during the 2012 annual meeting to replace the 2003 Plan.
On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the 2012 Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, restricted stock, stock appreciation rights and other stock awards to officers, key employees and consultants of the Company and its affiliates; provided however, the Company's directors are not permitted to be participants in the 2012 Plan.  The Compensation Committee has broad discretion to administer the 2012 Plan, interpret its provisions, and adopt policies for implementing purposes of the 2012 Plan.  This discretion includes the power to select the persons who will receive awards, determine the form, terms and conditions of any such awards, and interpret, construe and apply such terms and conditions. According to the terms of the 2012 Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million. In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the 2012 Plan.  At May 5, 2013, the Company had 474,500 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  The 2012 Plan will expire on June 27, 2022.
Under our Non-Qualified Stock Option Plan for Non-Management Directors (the "Director Plan"), options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the Director Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the Director Plan shall be non-qualified stock options. At May 5, 2013, the Company had 103,957 remaining shares to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.
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
	Fiscal 2013 Ended	Thirteen Week Periods Ended
	February 3, 2013	May 5, 2013		April 29, 2012
Stock options granted	190,000	—		15,000

Weighted average exercise price	$9.41	$—		$8.90

Weighted average grant date fair value (per share)	$3.92	$—		$3.16

Expected price volatility	48.23%	N/A	%	54.62%

Risk-free interest rate	0.59%	N/A	%	0.38%

Weighted average expected lives in years	7.2	N/	A	4.8

Dividend yield	0.0%	N/A	%	0.0%

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
As of May 5, 2013, total unrecognized share-based compensation expense related to non-vested stock options is $0.3 million with a weighted average expense recognition period of 2.3 years.
(3)	Accounting for Income Taxes
The statute of limitations for the Company's federal income tax returns is open for fiscal 2010 through fiscal 2012.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company's state returns are subject to examination by the taxing authority for fiscal 2009 through 2012 or fiscal 2010 through fiscal 2012, depending on each state's statute of limitations.
(4)	Fair Value Measurements
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
(5)	Earnings Per Share
  Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss where the effect would be anti-dilutive. The weighted average number of shares used in computing earnings per share was as follows:
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
Basic	3,258,163	3,822,006
Diluted	3,258,163	3,822,006

(6)   Store Closings and Discontinued Operations
  When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations. The Company did not close any stores during the first quarter of fiscal 2014, whereas the Company closed two stores during the first quarter of fiscal 2013.

(7)	Long-Term Debt
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
On October 12, 2012, subsequent to a trade confirmation executed October 10, 2012 whereby the Company repurchased shares of its Common Stock, the Company notified Wells Fargo that immediately after giving effect to the share repurchase, the Consolidated Fixed Charge Coverage Ratio would not be greater than the required ratio per Section 7.06(c) of the Facility.  On October 12, 2012, Wells Fargo issued its consent of the repurchase (the "WF Consent"); provided that the WF Consent automatically terminated in the event the repurchase was not consummated within 90 days of the date of consent.
On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo National Association, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1.0 million in the aggregate in each fiscal year.  Under the Credit Agreement, "Equity Interests" is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in the WF Consent and the Amendment, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.
Notes payable outstanding at May 5, 2013 and April 29, 2012 under the revolving loan credit facility aggregated $71.6 million and $40.0 million, respectively.  The lender had also issued letters of credit aggregating $8.2 million and $7.7 million, respectively, at such dates on behalf of the Company.  The interest rates on the outstanding borrowings at May 5, 2013 were 2.25% on $67.0 million of the outstanding balance and 4.25% on the remaining $4.6 million.  The Company had additional borrowings available at May 5, 2013 under the revolving loan credit facility amounting to approximately $40.1 million.
Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $0.7 million and $0.4 million during the first quarter of fiscal 2014 and fiscal 2013, respectively.
(8)	Stock Repurchase
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
There were no shares repurchased by the Company during the first quarter of fiscal 2014.  During fiscal 2013, the Company repurchased a total of 584,928 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company's policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $4.0 million.  As of May 5, 2013, the Company repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of May 5, 2013.
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
For purposes of this management's discussion and analysis of financial condition and results of operations, the financial numbers are presented in millions.
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
During the second quarter of fiscal 2013, the Company adopted regional pricing and merchandising.  Regional pricing will allow the Company to identify opportunities to price specific items differently in different markets, depending on regional competitive situations, while maintaining the Company's superior value positioning with shoppers in each market.  Regional merchandising consists of tailoring product offerings for specific needs in the Company's regions, such as adding fire-retardant clothing in stores in oil-drilling areas and higher-end outdoor apparel in areas frequented by outdoors enthusiasts, such as Colorado and other Western states.
The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2014, the Company will distribute approximately 48 circulars in the Company's markets.  The Company also uses in-store marketing.  The Company's merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.3% and 1.4% of net sales in first quarter of fiscal 2014 and 2013, respectively.  Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, "as seen on TV" items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers' needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company's stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies', men's and children's apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management's primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers' expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company's merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company's ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company's data processing facilities where it is used to drive management, financial, and supply chain functions.
Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company's ability to open and operate new stores on a timely and profitable basis.  The Company opened a total of five stores during fiscal 2013.  While the Company believes that adequate sites are available for future store openings, the rate of new store openings is subject to various contingencies, many of which are beyond the Company's control.  These material contingencies include:
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
Financial Risk:  The Company closely monitors IRS Section 382 regarding technical change of control.  This particular section of the tax code would place an annual limit on the Company's right to use its net operating loss carry-forwards ("NOLs") should the aggregate shift in 5% shareholders be more than 50% in the preceding three-year testing period or as a result of certain reorganizations ("Tripping Event").  The annual limitation approximates 3% of the Company's market capitalization just prior to the Tripping Event.  In the event of a Tripping Event, it is management's belief the Company would still be able to utilize its NOLs prior to their expiration, albeit over a longer period of time.
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
Recent Events.
•
On May 2, 2013, the Company entered into a lease agreement with IIT Freeport Office LP to lease 43,132 square feet of certain office space located in Coppell, Texas for the Company's new corporate office headquarters.  A copy of such lease agreement is attached as Exhibit 99.1 to the Form 8-K filed by the Company on May 8, 2013.

•
On May 3, 2013, the Company entered into a rights agreement (the "Rights Agreement") with Computershare Trust Company, N.A.  The Company adopted the Rights Agreement in response to the reported accumulation of its stock that the Board of Directors determined could materially and adversely affect the interests of all shareholders if the Rights Agreement was not implemented.  A copy of the Rights Agreement is attached as Exhibit 4.1 to the Form 8-K filed by the Company on May 6, 2013.

•
On May 24, 2013, the Compensation Committee of the Company's Board of Directors approved and granted certain stock options and restricted stock awards under the Company's 2012 Equity Incentive Plan to the following executive officers of the Company:  Richard E. Wilson, Wayne S. Peterson, Tom L. Canfield, Jr., Brent A. Streit, and Ricardo A. Clemente.  A discussion of such equity awards is found in the Form 8-K filed by the Company on May 1, 2013.

•
On May 24, 2013, the Compensation Committee of the Company's Board of Directors approved (i) an increase of the base salary of Wayne S. Peterson, Senior Vice President-Chief Financial Officer; and (ii) an increase of the base salary of Brent A. Streit, Senior Vice President-Marketing and Ecommerce, all as set forth in the Form 8-K filed by the Company on May 31, 2013.

•
On May 24, 2013, the Company promoted Ricardo A. Clemente, to Senior Vice President of Stores and Human Resources.  A discussion of such equity awards is found in the Form 8-K filed by the Company on May 31, 2013.

•
On June 4, 2013, the Company held its annual stockholders' meeting in Dallas, Texas and the stockholders (1) elected Royce Winsten, Lolan C. Mackey, Dennis E. Logue, Richard E. Wilson and Terrence M. Babilla as directors to serve for a term of one year; (2) ratified the appointment of Grant Thornton LLP as the Company's independent public accounting firm for the fiscal year ending February 2, 2014; (3) approved the compensation of the Company's named executive officers; and (4) voted to hold a non-binding advisory vote regarding the approval of the compensation of the Company's named executive officers every year.

Key Items in the First Quarter of Fiscal 2014.
The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during the first quarter of fiscal 2014 were:
•	Net sales from continuing operations during the first quarter of fiscal 2014 increased 0.9% to $117.5 million, compared to net sales during the first quarter of fiscal 2013 of $116.5 million.
•	Gross margin percentage is a key measure of the Company's ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as net sales less cost of sales, expressed as a percentage of net sales.
Gross margin, as a percentage of net sales, was 29.3% during the first quarter of fiscal 2014, compared to 29.5% during the first quarter of fiscal 2013.
•	Selling, general and administrative expenses ("SG&A") are a measure of the Company's ability to manage and control its expenses to purchase, distribute and sell merchandise.
SG&A as a percentage of net sales was 28.8% during the first quarter of fiscal 2014, compared to 28.6% during the first quarter of fiscal 2013.
•	Earnings per share ("EPS") is an indicator of the returns generated for the Company's stockholders.
Net loss per diluted share for the first quarter of fiscal 2014 was $0.51, compared to a net loss per diluted share of $0.34 during first quarter of fiscal 2013.  Net loss per share was negatively impacted by lower weighted average shares outstanding for the first quarter of fiscal 2014, compared to the weighted average shares outstanding during the first fiscal quarter of 2013.

RESULTS OF OPERATIONS
The following table sets forth the components of the Company's statements of operations expressed as percentages of net sales:
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
Net sales	100.0%	100.0%
Cost of sales	70.7	70.5
Gross margin	29.3	29.5
Selling, general and administrative	28.8	28.6
Depreciation and amortization	1.9	1.8
Total operating expenses	30.7	30.4
Operating loss from continuing operations	(1.4)	(0.9)
Interest expense	0.9	0.6
Loss from continuing operations before income taxes	(2.3)	(1.5)
Income tax benefit	(0.8)	(0.7)
Loss from continuing operations	(1.5)	(0.8)
Loss from discontinued operations, net of income tax benefit	(0.0)	(0.2)
Net loss	(1.5)%	(1.0)%

Thirteen Weeks Ended May 5, 2013 Compared to Thirteen Weeks Ended April 29, 2012
Net sales from continuing operations, including the Company's transactional website, during the first quarter of fiscal 2014 increased 0.9% to $117.5 million, compared to net sales during the first quarter of fiscal 2013 of $116.5 million.  Net sales from the Company's transactional website during the first quarter of fiscal 2014 were $24 thousand, an increase of $17 thousand compared to the first quarter of fiscal 2013.
Net sales from same-stores, excluding the Company's two fuel center locations, decreased 2.2%, or $2.5 million, to $112.4 million during the first quarter of fiscal 2014, compared to $114.9 million during the first quarter of fiscal 2013.  The decrease in same-store sales was primarily due to a 7.8% decrease in customer transactions occurring at a same-store and partially offset by a 6.1% increase in the average sale per customer transaction occurring at a same-store.
Net sales from non-same stores during the first quarter of fiscal 2014 increased $3.6 million and net sales from the Company's two fuel center locations during the first quarter of fiscal 2014 decreased $0.1 million.
Gross margin from continuing operations for the first quarter of fiscal 2014 increased $0.1 million, or 0.3%, to $34.5 million compared to $34.4 million during the first quarter of fiscal 2013.  As a percentage of net sales, gross margin was 29.3% and 29.5% during the first quarter of fiscal 2014 and fiscal 2013, respectively.  Gross margin generated by non same-stores was $1.2 million during the first quarter of fiscal 2014.
Gross margin for the first quarter of fiscal 2014 was negatively impacted by higher freight costs, compared to freight costs during the first quarter of fiscal 2013.  Net freight costs during the first quarter of fiscal 2014 increased $1.1 million, or 34.7%, to $4.2 million compared to $3.1 million during the first quarter of fiscal 2013.  As a percentage of net sales, net freight costs were 3.6% and 2.7% during the first quarter of fiscal 2014 and fiscal 2013, respectively.
SG&A from continuing operations increased $0.5 million, or 1.5%, to $33.9 million during the first quarter of fiscal 2014, compared to $33.4 million during the first quarter of fiscal 2013.  The net increase in SG&A is attributable to new stores ($0.7 million) and partially offset by a decrease in same-stores ($0.3 million), primarily payroll and benefits.  As a percentage of net sales, SG&A was 28.8% and 28.6% during the first quarter of fiscal 2014 and fiscal 2013, respectively.  Excluding share-based compensation and gain on sale of assets, SG&A was 28.7% and 28.6% of net sales for the first quarter of fiscal 2014 and fiscal 2013, respectively.
Depreciation and amortization expense from continuing operations increased $0.1 million or 3.2% to $2.2 million during the first quarter of fiscal 2014 compared to $2.1 million during the first quarter of fiscal 2013.
Interest expense increased $0.3 million, or 42.0%, to $1.1 million during the first quarter of fiscal 2014 compared to $0.8 million during the first quarter of fiscal 2013.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $0.7 million during the first quarter of fiscal 2014, compared to $0.4 million during the first quarter of fiscal 2013.
Income tax benefit on continuing operations was $1.0 million during the first quarter of fiscal 2014 compared to $0.8 million during the first quarter of fiscal 2013.
Loss from continuing operations, net of tax benefit, increased $0.6 million to $1.7 million during the first quarter of fiscal 2014 compared to a loss of $1.1 million during the first quarter of fiscal 2013.  As a percentage of net sales, net loss from continuing operations was 1.5% during the first quarter of fiscal 2014 compared to 0.8% during the first quarter of fiscal 2013.
Loss from discontinued operations, net of income tax benefit, was $18 thousand during the first quarter of fiscal 2014, compared to $0.2 million during the first quarter of fiscal 2013.
Certain Non-GAAP Financial Measures
             The Company has included adjusted SG&A and adjusted earnings before interest taxes depreciation and amortization ("EBITDA"), non-U.S. GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders.  Certain stockholders have specifically requested this information to assist them in comparing the Company to other retailers that disclose similar non-U.S. GAAP performance measures.  Further, management utilizes these measures in internal evaluation, review of performance and to compare the Company's financial measures to those of its peers.  Adjusted EBITDA differs from the most comparable U.S. GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted SG&A.  These items are excluded by management as they are non-recurring and/or not relevant to analysis of ongoing business operations and to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating the Company's performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes U.S. GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of the Company's operations.
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
SG&A Expenses from Continuing Operations
Store support center (1)	$5,191	$5,284
Distribution center	1,826	1,788
401K expense	125	—
Same-store SG&A (2)	25,898	26,171
Non same-store SG&A (3)	696	1
Share-based compensation	140	130
SG&A as reported	33,876	33,374
Less (add):
Share-based compensation	(140)	(130)
Gain on sale of fixed assets (1)	—	92

Adjusted SG&A from Continuing Operations	$33,736	$33,336

Adjusted SG&A as % of sales	28.7%	28.6%

Sales per average selling square feet (4)	$26.10	$26.47

Gross Margin dollars per average selling square feet (4)	$7.75	$7.92

Adjusted SG&A per average selling square feet (4)	$7.59	$7.68

Adjusted EBITDA per average selling square feet (4)(5)	$0.16	$0.17

Average inventory per average selling square feet (4)(6)(7)	$36.79	$33.53

Average selling square feet (4)	4,445	4,341

Total stores operating beginning of period	217	214
Total stores operating end of period	217	216
Total stores less than twelve months old	5	4
Total non-same stores	5	4

Supplemental Data:
Same-store gross margin dollar change	-3.1%	3.4%
Same-store SG&A dollar change	-1.0%	1.4%
Same-store total customer count change	-7.8%	-2.0%
Same-store average sale per ticket change	6.1%	3.7%

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
(4)   Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)   Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)   Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)   Excludes inventory for unopened stores
 Store support center expenses for first quarter of fiscal 2014 decreased $0.1 million, or 1.8%.  The net decrease was primarily due to a decrease in payroll and benefits ($0.3 million) and partially offset by an increase in other expenses ($0.1 million) and a decrease in gain on sale of assets ($0.1 million).

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures
 The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):
	53 Weeks	Thirteen Week Periods Ended		Trailing 53 Weeks Ended
	Fiscal 2013	May 5, 2013	April 29, 2012	May 5, 2013
Net earnings (loss)	$1,307	(1,668)	(1,284)	923
Plus:
Interest	3,477	1,053	744	3,786
Taxes	311	(998)	(880)	193
Depreciation and amortization	8,902	2,181	2,122	8,961
EBITDA	13,997	568	702	13,863
Plus:
Share-based compensation	381	140	130	391
(Gain) loss asset disposals	141	—	(92)	233
Adjusted EBITDA	14,519	708	740	14,487

Cash	3,160	2,923	612	2,923
Debt	79,962	87,979	53,208	87,979
Debt, net of cash	$76,802	85,056	52,596	85,056

Liquidity and Capital Resources
Working capital (defined as current assets less current liabilities) was $139.4 million and $133.6 million at the end of the first quarter of fiscal 2014 and fiscal 2013, respectively.
The Company's primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company's vendors to grant payment terms for inventory purchases.
Net cash provided by (used in) operating activities aggregated ($5.6) million and $11.6 million, during the first quarter of fiscal 2014 and fiscal 2013, respectively.  The increase in cash used in operating activities resulted primarily from a $13.8 million increase in the change in merchandise inventory, compared to the first quarter of fiscal 2013, and a $1.2 million decrease in the change in accounts payable, compared to the first quarter of fiscal 2013.
Net cash used in investing activities during the first quarter of fiscal 2014 was $2.7 million compared to net cash used during the first quarter of fiscal 2013 of $0.9 million.  Excluding proceeds from sale of assets and increase in long term investments, net cash used in investing activities during the first quarter of fiscal 2014 and fiscal 2013 totaled $1.4 million and consisted primarily of capital expenditures.  The Company's long-range strategy is to grow its store count, and it intends to continue to invest in technology and migrate various system applications during the next 36 months.
On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the "Facility") with Wells Fargo and Wells Capital Finance, LLC.  The $120.0 million Facility replaced the Company's previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $71.6 million together with outstanding letters of credit in the amount of $8.2 million, resulted in an available line of credit at that date of approximately $40.1 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company's inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company's loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.
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
During the first quarter of fiscal 2013, the Company repurchased a total of 34,407 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company's policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $0.3 million.  As of May 5, 2013, the Company had repurchased a total of 610,462 shares under the Program since it was initially approved in 2006, and 89,538 shares of Common Stock were available to be repurchased by the Company.
Net cash provided by (used in) financing activities during the first quarter of fiscal 2014 and fiscal 2013 totaled $8.0 million and ($12.5) million, respectively.  Net cash provided by financing activities during the first quarter of fiscal 2014 consisted of net borrowings under the revolving Credit Agreement.   Net cash used by financing activities during the first quarter of fiscal 2013 consisted of repayments under the revolving Credit Agreement, partially offset by borrowings for repurchase of Company stock.  As such, stock repurchases during the first quarter of fiscal 2013 were funded by increases in the amount outstanding under the Company's revolving credit agreement.
The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
Maximum revolver balance outstanding during period	$83,312	$61,276
Average revolver balance outstanding during period	77,004	50,405
Outstanding loan types at end of period:
Revolving credit facility	71,627	40,000
Letters of credit	8,242	7,654
On October 12, 2012, subsequent to a trade confirmation executed October 10, 2012 whereby the Company repurchased shares of its Common Stock, the Company notified Wells Fargo that immediately after giving effect to the share repurchase, the Consolidated Fixed Charge Coverage Ratio would not be greater than the required ratio per Section 7.06(c) of the Facility.  On October 12, 2012, Wells Fargo issued its consent of the repurchase (the "WF Consent"); provided that the WF Consent automatically terminated in the event the repurchase was not consummated within 90 days of the date of consent.
On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the "Amendment") to its Credit Agreement with Wells Fargo amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1.0 million in the aggregate in each fiscal year.  Under the Credit Agreement, "Equity Interests" is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the SEC on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in the WF Consent and the Amendment, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements that affect the Company's current or future financial condition.
BUSINESS OPERATIONS
The Company's business activities consist of the operation of ALCO stores.
The Company initiated a transactional web site during November 2011.  In July 2012, the Company expanded the product selection on its website which now includes more than 20,000 items of high-quality merchandise.  Products offered on the ALCOstores.com website include video games and electronics, housewares, appliances and furniture, health & beauty aids, baby goods, office supplies, automotive and sporting goods, and much more.  As in traditional ALCO stores, consumers can choose from a wide range of well-known brand names.  In addition, the website includes brands not found in the Company's retail stores.  Based on its immaterial results of operation, the transactional website has been aggregated with the operating results of the Company's ALCO stores.
The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:
	Thirteen Week Periods Ended
	May 5, 2013	April 29, 2012
Merchandise Category:
Consumables and commodities	37%	37%
Hardlines	33%	34%
Apparel and accessories	15%	15%
Home furnishings and décor	15%	14%
Total	100%	100%

ITEM 3.	CONTROLS AND PROCEDURES
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

PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or to which any property is subject.

ITEM 1A.	RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in our Form 10-5 for the fiscal year ended February 3, 2013.
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
As of June 18, 2013, the Company had not repurchased additional shares subsequent to February 3, 2013.

Company Repurchases of Common Stock
Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of February 3, 2013	610,462	$7.12	610,462	700,000	89,538

First quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
As of May 5, 2013	610,462	$7.12	610,462	700,000	89,538

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
 Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.
ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS
The following exhibits are filed or furnished with this Quarterly Report:
Number	Description

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

10.2
Employment Agreement dated February 11, 2010 between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.3
Stock Option Agreement, dated February 11, 2010, between the Company and Richard E. Wilson is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company dated February 25, 2010.

10.4
Stock Option Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.5
Indemnification Agreements between the Company and Royce Winsten, Raymond A.D. French, Lolan C. Mackey and Dennis E. Logue all dated June 14, 2010 incorporated herein by reference to Exhibit 10.5 on Current Report Form 8-K filed by the Company on June 18, 2010.

10.6
Indemnification Agreement between the Company and Richard E. Wilson dated August 24, 2010 incorporated herein by reference to Exhibit 10.6 on Current Report Form 8-K of the Company dated August 27, 2010.

10.7
Indemnification Agreement between the Company and Terrence M. Babilla dated September 2, 2010 incorporated herein by reference to Exhibit 10.7 on Current Report Form 8-K of the Company dated September 9, 2010

10.8
Stock Option Agreement between the Company and Terrence M. Babilla dated September 10, 2010 incorporated herein by reference to Exhibit 10.8 to Current Report Form 8-K of the Company dated September 16, 2010.

10.9
Credit Agreement dated July 21, 2011, between ALCO Stores, Inc. and Wells Fargo Bank, National Association incorporated by reference to Exhibit 10.9 on Current Report Form 8-K of the Company dated July 27, 2011.

10.10	Independent Director Compensation Policy is incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company dated June 27, 2011.

10.11
Employment Agreement dated September 20, 2010 between the Company and Wayne S. Peterson is incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company dated September 22, 2010.

10.12
Employment agreement entered into by the Company and Wayne S. Peterson dated March 15, 2012 is incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.13
Employment agreement entered into by the Company and Tom L. Canfield, Jr. dated March 15, 2012 is incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated March 22, 2012.

10.14	Stock Option Agreement between the Company and Wayne S. Peterson dated April 30, 2012 incorporated herein by reference to Exhibit 10.14 to Current Report Form 8-K of the Company dated May 3, 2012.

10.15	Stock Option Agreement between the Company and Tom L. Canfield, Jr. dated April 30, 2012 incorporated herein by reference to Exhibit 10.15 to Current Report Form 8-K of the Company dated May 3, 2012.

10.16	Stock Option Agreement between the Company and Dennis E. Logue dated June 29, 2012 incorporated herein by reference to Exhibit 10.16 to Current Report Form 8-K of the Company dated July 10, 2012.

10.17	Stock Option Agreement between the Company and Terrence M. Babilla dated June 29, 2012 incorporated herein by reference to Exhibit 10.17 to Current Report Form 8-K of the Company dated July 10, 2012.

10.18	Stock Option Agreement between the Company and Lolan C. Mackey dated June 29, 2012 incorporated herein by reference to Exhibit 10.18 to Current Report Form 8-K of the Company dated July 10, 2012.

10.19	Stock Option Agreement between the Company and Royce Winsten dated June 29, 2012 incorporated herein by reference to Exhibit 10.19 to Current Report Form 8-K of the Company dated July 10, 2012.

10.20	2012 Equity Incentive Plan is incorporated by reference to Exhibit 10.20 to the Form S-8 of the Company dated July 11, 2012.

10.21	Incentive Bonus Plan is incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of the Company dated July 13, 2012.

10.22	Employment agreement entered into by the Company and Brent A. Streit dated March 15, 2012 is incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 8-K dated July 13, 2012.

10.23
Time Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.23 to Current Report Form 8-K of the Company dated July 13, 2012.

10.24
Performance Based Incentive Stock Option Agreement between the Company and Richard E. Wilson dated July 6, 2012 incorporated herein by reference to Exhibit 10.24 to Current Report Form 8-K of the Company dated July 13, 2012.

10.25
Time Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.25 to Current Report Form 8-K of the Company dated July 13, 2012.

10.26
Performance Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.26 to Current Report Form 8-K of the Company dated July 13, 2012.

10.27
Time Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.27 to Current Report Form 8-K of the Company dated July 13, 2012.

10.28
Performance Based Incentive Stock Option Agreements between the Company and Tom L. Canfield dated July 6, 2012 incorporated herein by reference to Exhibit 10.28 to Current Report Form 8-K of the Company dated July 13, 2012.

10.29
Time Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.29 to Current Report Form 8-K of the Company dated July 13, 2012.

10.30
Performance Based Incentive Stock Option Agreements between the Company and Brent A. Streit dated July 6, 2012 incorporated herein by reference to Exhibit 10.30 to Current Report Form 8-K of the Company dated July 13, 2012.

10.31	Appointment of new independent registered public accounting firm incorporated herein by reference to Exhibit 10.31 to Current Report Form 8-K of the Company dated July 17, 2012.

10.32
Resignation of Officer. On October 5, 2012, Edmond C. Beaith resigned from the Company and such resignation is incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of the Company dated October 11, 2012.

10.33
First Amendment to the Credit Agreement, described under 10.11 above, dated February 6, 2013 and incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of the Company dated February 12, 2013.

10.34
Announcement to relocate the Company's corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of the Company dated April 10, 2013.

10.35
Rights Agreement entered into between the Company and Computershare Trust Company, N.A. dated May 3, 2013 incorporated herein by reference to Exhibit 10.35 to Current Report on Form 8-K of the Company dated May 6, 2013.

10.36	Lease Agreement entered into between the Company and IIT Freeport Office LP incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K of the Company dated May 8, 2013.

10.37	Incentive Bonus Plan is incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K of the Company dated May 31, 2013.

10.38
Employment agreement entered into by the Company and Ricardo A. Clemente dated May 24, 2013 is incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.39
Time Based Incentive Stock Option Agreement entered into between the Company and Richard E. Wilson dated May 24, 2013 is incorporated by reference to Exhibit 10.39 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.40
Restricted Stock Agreement entered into between the Company and Richard E. Wilson dated May 24, 2013 is incorporated by reference to Exhibit 10.39 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.41
Time Based Incentive Stock Option Agreement entered into between the Company and Wayne S. Peterson dated May 24, 2013 is incorporated by reference to Exhibit 10.41 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.42
Restricted Stock Agreement entered into between the Company and Wayne S. Peterson dated May 24, 2013 is incorporated by reference to Exhibit 10.42 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.43
Time Based Incentive Stock Option Agreement entered into between the Company and Tom L. Canfield, Jr. dated May 24, 2013 is incorporated by reference to Exhibit 10.43 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.44
Restricted Stock Agreement entered into between the Company and Tom L. Canfield, Jr. dated May 24, 2013 is incorporated by reference to Exhibit 10.44 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.45
Time Based Incentive Stock Option Agreement entered into between the Company and Brent A. Streit dated May 24, 2013 is incorporated by reference to Exhibit 10.45 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.46
Restricted Stock Agreement entered into between the Company and Brent A. Streit dated May 24, 2013 is incorporated by reference to Exhibit 10.46 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.47
Time Based Incentive Stock Option Agreement entered into between the Company and Ricardo A. Clemente dated May 24, 2013 is incorporated by reference to Exhibit 10.47 to the Company's Current Report on Form 8-K dated May 31, 2013.

10.48
Restricted Stock Agreement entered into between the Company and Ricardo A. Clemente dated May 24, 2013 is incorporated by reference to Exhibit 10.48 to the Company's Current Report on Form 8-K dated May 31, 2013.

12	Schedule of change in same-store sales and same-store gross margin dollars.

18.1	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company's Annual Report on Form 10-K dated April 13, 2012.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated June 19, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated June 19, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated June 19, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated June 19, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature and Title	Date

/s/ Richard E. Wilson	June 19, 2013
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	June 19, 2013
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)