Form 10-Q
period 2013-11-03
ALCO STORES INC
filed 2013-12-18
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

ALCO STORES, INC.
(Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Freeport Parkway
Coppell, TX	75019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (469) 322-2900

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

Common Stock, $0.0001 par value, outstanding as of December 17, 2013:  3,258,163 shares

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)

	November 3, 2013	February 3, 2013
Assets	(Unaudited)
Current assets:
Cash	$2,972	$3,160
Receivables	12,125	13,187
Inventories	194,101	166,671
Prepaid expenses	4,005	3,767
Deferred income taxes	—	3,081
Property held for sale	568	568
Total current assets	213,771	190,434

Property and equipment, at cost:
Land and land improvements	5,648	5,648
Buildings and building improvements	10,499	10,499
Furniture, fixtures and equipment	78,118	74,066
Transportation equipment	988	988
Leasehold improvements	21,138	21,138
Construction work in progress	9,360	5,083
Total property and equipment	125,751	117,422
Less accumulated depreciation and amortization	87,537	81,794
Net property and equipment	38,214	35,628

Property under capital leases	26,972	26,972
Less accumulated amortization	12,220	11,476
Net property under capital leases	14,752	15,496

Deferred income taxes — non current	—	1,693
Other non-current assets	2,288	624
Total assets	$269,025	$243,875

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of capital lease obligations	$537	$580
Accounts payable	66,800	39,220
Accrued salaries and commissions	2,907	3,111
Accrued taxes other than income taxes	6,182	5,046
Self-insurance claim reserves	4,118	4,429
Other current liabilities	5,158	4,429
Total current liabilities	85,702	56,815

Notes payable under revolving loan	77,995	63,446
Capital lease obligations - less current maturities	15,497	15,936
Deferred gain on leases	2,763	3,053
Other noncurrent liabilities	2,376	2,462
Total liabilities	184,333	141,712

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,163 shares issued and outstanding, respectively	1	1
Additional paid-in capital	36,868	36,533
Retained earnings	47,823	65,629
Total stockholders’ equity	84,692	102,163
Total liabilities and stockholders’ equity	$269,025	$243,875

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except share data)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net sales	$106,661	$105,918	$343,172	$338,188
Cost of sales	78,740	72,974	242,826	232,844

Gross margin	27,921	32,944	100,346	105,344

Selling, general and administrative	35,032	31,831	102,684	96,775
Depreciation and amortization expenses	2,112	2,177	6,439	6,356

Total operating expenses	37,144	34,008	109,123	103,131

Operating earnings (loss)	(9,223)	(1,064)	(8,777)	2,213

Interest expense	852	859	2,862	2,395

Loss from continuing operations before income taxes	(10,075)	(1,923)	(11,639)	(182)

Income tax expense (benefit)	5,981	(779)	5,395	(89)

Loss from continuing operations	(16,056)	(1,144)	(17,034)	(93)

Loss from discontinued operations, net of income tax benefit of $354, $140, $471, and $354 respectively	(579)	(229)	(772)	(580)
Net loss	$(16,635)	$(1,373)	$(17,806)	$(673)

Loss per share
Basic
Continuing operations	$(4.93)	$(0.31)	$(5.23)	$(0.02)
Discontinued operations	(0.18)	(0.06)	(0.24)	(0.15)

Net loss per share	$(5.11)	$(0.37)	$(5.47)	$(0.17)

Loss per share
Diluted
Continuing operations	$(4.93)	$(0.31)	$(5.23)	$(0.02)
Discontinued operations	(0.18)	(0.06)	(0.24)	(0.15)

Net loss per share	$(5.11)	$(0.37)	$(5.47)	$(0.17)

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012

Cash flows from operating activities:
Net loss	$(17,806)	$(673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	6,537	6,479
Loss on sale of assets	—	4
Share-based compensation expense	335	327
Deferred income tax expense	4,774	(646)
Changes in:
Receivables	1,062	(79)
Prepaid expenses	(238)	(446)
Inventories	(27,430)	(35,793)
Accounts payable	27,580	35,164
Accrued salaries and commissions	(204)	237
Accrued taxes other than income	1,136	819
Self-insured claims reserves	(311)	(214)
Income taxes payable	—	154
Other assets and liabilities	(1,312)	(89)
Net cash provided by (used in) operating activities	(5,877)	5,244

Cash flows from investing activities:
Proceeds from the sale of assets	81	486
Acquisition of property and equipment	(8,459)	(8,485)
Net cash used in investing activities	(8,378)	(7,999)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	141,639	131,225
Repayments on revolving loan credit agreement	(127,091)	(125,288)
Principal payments under capital lease obligations	(481)	(531)
Payments for repurchase of stock	—	(3,963)
Net cash provided by financing activities	14,067	1,443

Net decrease in cash and cash equivalents	(188)	(1,312)
Cash at beginning of period	3,160	2,491

Cash at end of period	$2,972	$1,179

Supplemental cash flow information:
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	$1,687	$1,318
Net income tax paid	$140	$123

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

The Company’s fiscal year ends on the Sunday nearest to January 31.  Fiscal 2014 is a 52-week period consisting of four thirteen week periods, with each period referred to as a quarter.  Fiscal 2013 was a 53-week period consisting of three thirteen week periods and one fourteen week period.  During Fiscal 2013, the fourteen week period occurred in the fourth quarter.  The thirteen weeks ended November 3, 2013 and October 28, 2012 are referred to herein as the third quarter of fiscal 2014 and 2013, respectively.

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

Total share-based compensation expense (a component of selling, general and administrative expenses) is summarized as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012

Share-based compensation expense before income taxes	$107	97	$335	327
Income tax benefit	(40)	(39)	(125)	(132)

Share-based compensation expense net of income tax benefit	$67	58	$210	195

Effect on:
Basic earnings per share	$0.02	0.02	$0.06	0.05
Diluted earnings per share	$0.02	0.02	$0.06	0.05

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Equity Incentive Plan

In May 2003, the stockholders approved the 2003 ALCO Stores, Inc. Incentive Stock Option Plan and such plan was amended in 2010 to permit optionees to make a cashless, net exercise of their stock options (the 2003 ALCO Stores, Inc. Incentive Stock Option Plan, as amended is hereinafter referred to as the “2003 Plan”).  There are 500,000 shares of Common Stock authorized for issuance upon exercise of options under the 2003 Plan.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million.  In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At November 3, 2013, the Company had 275,875 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized. The 2003 Plan had a term of ten years and options could no longer be granted under the 2003 Plan after May 2013. Therefore, the Compensation Committee created a new stock option plan that was voted upon by the Company’s stockholders during the 2012 annual meeting to replace the 2003 Plan.

On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the 2012 Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, restricted stock, stock appreciation rights and other stock awards to officers, key employees and consultants of the Company and its affiliates; provided however, the Company's directors are not permitted to be participants in the 2012 Plan.  The Compensation Committee has broad discretion to administer the 2012 Plan, interpret its provisions, and adopt policies for implementing purposes of the 2012 Plan.  This discretion includes the power to select the persons who will receive awards, determine the form, terms and conditions of any such awards, and interpret, construe and apply such terms and conditions. According to the terms of the 2012 Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million. In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the 2012 Plan.  At November 3, 2013, the Company had 392,500 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  The 2012 Plan will expire on June 27, 2022.

Under our Non-Qualified Stock Option Plan for Non-Management Directors (the “Director Plan”), options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the Director Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the Director Plan shall be non-qualified stock options. At November 3, 2013, the Company had 76,457 remaining shares to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

	Fiscal 2013 Ended	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	February 3, 2013	November 3, 2013		October 28, 2012		November 3, 2013	October 28, 2012
Stock options granted	190,000	—		—		129,500	190,000

Weighted average exercise price	$9.41	$—		$—		$9.97	$9.41

Weighted average grant date fair value (per share)	$3.92	$—		$—		$4.69	$3.92

Expected price volatility	48.23%	N/	A	N/	A	47.11%	48.23%

Risk-free interest rate	0.59%	N/	A	N/	A	0.60%	0.59%

Weighted average expected lives in years	7.2	N/	A	N/	A	7.4	7.2

Dividend yield	0.00%	N/	A	N/	A	0.00%	0.00%

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

As of November 3, 2013, total unrecognized share-based compensation expense related to non-vested stock options is $0.5 million with a weighted average expense recognition period of 2.9 years.

(3)	Accounting for Income Taxes

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.  Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.  The Company generally records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for in the interim period in which it occurs.  Income tax expense relating to adjustments for current year uncertain tax positions are accounted for as a component of the adjusted annualized effective tax rate.

In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining whether a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

The Company recorded the valuation allowance on its $9.8 million net deferred tax assets during the third quarter due to losses from operations and forecasts of losses for the current year to the extent we expected to be in a cumulative loss position for the three year period ending February 2, 2014.  Based on this assessment, the Company could not support the realization of its net deferred tax assets in future periods, and the remaining net deferred tax assets were written off.  Management will continue to evaluate all of the positive and negative evidence in future quarters and will make a determination as to whether it is more likely than not that its net deferred tax assets will be realized in future periods.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2011 through fiscal 2013.  The Company files in numerous state jurisdictions with varying statutes of limitation.  The Company’s state returns are subject to examination by the taxing authority for fiscal 2010 through 2013 or fiscal 2011 through fiscal 2013, depending on each state’s statute of limitations.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Basic	3,258,163	3,677,357	3,258,163	3,769,234
Diluted	3,258,163	3,677,357	3,258,163	3,769,234

(6)	Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed four stores during the third quarter of fiscal 2014 and a total of eight stores during the thirty-nine weeks ended November 3, 2013, whereas the Company closed one store during the third quarter of fiscal 2013 and a total of four stores during the thirty-nine weeks ended October 28, 2012.

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

Notes payable outstanding at November 3, 2013 and October 28, 2012 under the revolving loan credit facility aggregated $78.0 million and $58.0 million, respectively.  The lender had also issued letters of credit aggregating $8.8 million and $8.6 million, respectively, at such dates on behalf of the Company.  The interest rates on the outstanding borrowings at November 3, 2013 were 2.19% on $67.0 million of the outstanding balance and 4.25% on the remaining $11.0 million.  The Company had additional borrowings available at November 3, 2013 under the revolving loan credit facility amounting to approximately $33.2 million.

Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $0.5 million and $0.5 million during the third quarter of fiscal 2014 and fiscal 2013, respectively.  Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $1.7 million and $1.3 million during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.

On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved to request to increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million.  Except for the Commitment Increase, the Facility remains unchanged and in full force and effect.

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

There were no shares repurchased by the Company during the third quarter of fiscal 2014.  During fiscal 2013, the Company repurchased a total of 584,928 shares of Common Stock under the Program.  All shares were repurchased at market prices and the Company’s policy is to apply the excess of purchase price over par value to additional paid-in capital, resulting in a decrease to additional paid-in capital of $4.0 million.  As of November 3, 2013, the Company had repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of November 3, 2013.

(9)	Merger Agreement

On July 25, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mallard Parent, LLC, (“Parent”) and M Acquisition Corporation, (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.  Parent and Acquisition Sub are beneficially owned by an affiliate of Argonne Capital Group, LLC (the “Sponsor”).  The merger consideration was $14.00 per share in cash, without interest, and was to be supported through financing to be obtained by the Sponsor.

Under the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, owned by Parent, Merger Sub, the Company, or any other direct or indirect wholly owned subsidiary of Parent, Merger Sub, or the Company) would have been converted into the right to receive $14.00 per share in cash, without interest.

The Merger was subject to the approval by at least a majority of all outstanding shares of common stock.  The Merger was also subject to various other customary conditions, including the absence of any governmental order prohibiting the consummation of the transaction contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement, and compliance with the covenants and agreements in the Merger Agreement in all material respects.

The Company was subject to customary “non-solicitation” provisions that limit its ability to solicit, encourage, discuss or negotiate alternative acquisition proposals from third parties or to provide non-public information to third parties.  These non-solicitation provisions were subject to a “fiduciary out” provision that allows the Company to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and to terminate the Merger Agreement and enter into an alternative acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement, provided that the Company’s Board of Directors has concluded that the failure to do so would be inconsistent with its fiduciary obligations under applicable law.

The Merger Agreement contained certain termination rights, including the Company’s right to terminate the Merger Agreement to accept a superior proposal, and provided that, upon termination of the Merger Agreement by the Company under specified conditions, a termination fee would have been payable by the Company.  In such circumstances, the Company would have been required to pay Sponsor $2.25 million.

Subject to approval by at least a majority of all outstanding shares of common stock, the proposed Merger was expected to close before the end of the 2013 calendar year.

On October 30, 2013, the Company held a special meeting of its stockholders to vote on the proposal to adopt the Merger Agreement.  The proposal to adopt the Merger Agreement did not receive approval from more than a majority of the outstanding share of the Company’s common stock, and therefore was not approved by the Company’s Stockholders.  As a result of the failure to receive such stockholder approval, on October 30, 2013, the Company delivered to parent and Merger Sub a written notice (the “Termination Notice”) terminating the Merger Agreement in accordance with Section 7.2(b) of the Merger Agreement.  As a result of the Termination Notice, the Merger Agreement was terminated and the merger contemplated was abandoned.  Because the Termination Notice was delivered because of the failure of the Company’s stockholders to approve the Merger Agreement, no termination fee was paid by either party.

Merger related costs for the thirty-nine weeks ended November 3, 2013, included in SG&A Expenses from Continuing Operations, were $2.3 million, and include special compensation fees paid to the Company’s Board of Directors, in the amount of $0.3 million, for merger related activities.

(10)	Legal Proceedings

On September 5, 2013, Advanced Advisors, a Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001007) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages is unspecified.  The Company intends to vigorously defend itself.

On September 23, 2013, Paul Hughes, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001096) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages is unspecified. There is a dismissal hearing for this matter scheduled for January 10, 2014.  The Company intends to vigorously defend itself.

On September 27, 2013, Jeffery R. Geygan, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001120) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages is unspecified.  The parties have filed a joint motion to consolidate this case and the case filed by Advanced Advisors discussed above.  The Company intends to vigorously defend itself.

See Item I under Part II of this 10-Q for a discussion of the legal proceedings of the Company.

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

OVERVIEW

 Economic conditions:  The lingering economic slowdown has caused disruptions and significant volatility in financial markets, increased rates of mortgage loan default and personal bankruptcy, and declining consumer and business confidence, which has led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  The continuing economic recession has impacted the Company’s customers, whom the Company believes to be primarily on a fixed or low income, and has negatively affected their ability to shop in our stores and buy our products.  This decline in consumer and business confidence and the decreased levels of customer traffic and consumer spending have negatively impacted our business.  We cannot predict how long the current economically challenging conditions will persist and how such conditions might affect us and our customers.  Decreased customer traffic and reduced consumer spending, particularly on discretionary items, would, however, over an extended period of time negatively affect our financial condition, operating performance, revenues and income.  In addition, we cannot predict how current or worsening economic conditions will affect our critical suppliers and distributors and any negative impact on our critical suppliers or distributors may also have an adverse impact on our business results or financial condition.

The economic slowdown also affects the Company’s business environment.  Due to lower discretionary spending by consumers and a high demand for lower cost goods, the discount retail industry has become highly competitive.  This competitive environment impacts the Company because lower prices and greater markdowns on inventory are necessary to keep the Company’s position in the industry and these factors may result in lower margins and profitability.

Another factor that continues to impact the Company is severe weather.  We have experienced severe weather conditions, including snow and ice storms, flood and wind damage, tornadoes and droughts in some states that have slowed consumer confidence and customer traffic.

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

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2014, the Company will distribute approximately 48 circulars in the Company’s markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.1% and 1.0% of net sales during the third quarter of fiscal 2014 and 2013, respectively.  Net marketing and promotion costs represented approximately 1.1% and 1.1% of net sales during the thirty-six weeks ended November 3, 2013 and October 28, 2012, respectively.  Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company’s stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company opened one store during fiscal 2014 and a total of five stores during fiscal 2013.  While the Company believes that adequate sites are available for future store openings, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

Financial Risk:  The Company closely monitors IRS Section 382 regarding technical change of control.  This particular section of the tax code would place an annual limit on the Company’s right to use its net operating loss carry-forwards (“NOLs”) should the aggregate shift in 5% shareholders be more than 50% in the preceding three-year testing period or as a result of certain reorganizations (“Tripping Event”).  The annual limitation approximates 3% of the Company’s market capitalization just prior to the Tripping Event.  In the event of a Tripping Event, management believes the Company would still be able to utilize its NOLs prior to their expiration, albeit over a longer period of time.

In 2010, the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Healthcare Acts”) were signed into law.  This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured.  The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business.  This impact could increase our employee healthcare related costs.  While the costs of the 2010 Healthcare Acts will occur after December 31, 2013, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on the Company’s financial condition.  While the Company cannot currently project the full amount of providing health insurance to all employees or the penalties that would be imposed if the Company did not offer health care to all employees, the Company believes that a reasonable range of incremental costs could be between $1.0 and $4.0 million, annually.

On April 10, 2013, the Company issued a press release to announce the relocation of the Company’s corporate office from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas.  On August 7, 2013, the Company received the certificate of occupancy for its corporate office in Coppell, TX.  As of November 3, 2013, the transition of nearly all the Company’s administrative support functions had been completed.  If the Company does not continue to execute its relocation plan properly and in accordance with budget constraints, then costs associated with such relocation may adversely affect the financial performance of the Company.

Recent Events.

•	On October 30, 2013, the Company held a special meeting of its stockholders, to vote on the proposal to adopt the Agreement and Plan of Merger, dated as of July 25, 2013. The proposal to adopt the Merger Agreement did not receive approval from more than a majority of the outstanding shares of the Company’s common stock, and therefore was not approved by the Company’s Stockholders. As a result of the failure to receive such stockholder approval, on October 30, 2013, the Company delivered to Parent and Merger Sub a written notice (the “Termination Notice”) terminating the Merger Agreement in accordance with Section 7.2(b) of the Merger Agreement. As a result of the Termination Notice, the Merger Agreement was terminated and the merger contemplated thereby was abandoned.
•	On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved a request to increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million. Except for the Commitment Increase, the Facility remains unchanged and in full force and effect.

Key Items in the Third Quarter of Fiscal 2014.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during the third quarter of fiscal 2014 were:

•	Net sales from continuing operations during the third quarter of fiscal 2014 increased 0.7% to $106.7 million, compared to net sales during the third quarter of fiscal 2013 of $105.9 million.

•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as net sales less cost of sales, expressed as a percentage of net sales.

Gross margin, as a percentage of net sales, was 26.2% during the third quarter of fiscal 2014, compared to 31.1% during the third quarter of fiscal 2013.

•	Selling, general and administrative expenses (“SG&A”) are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

SG&A as a percentage of net sales was 32.8% during the third quarter of fiscal 2014, compared to 30.1% during the third quarter of fiscal 2013.  Included in SG&A are costs associated with the Company’s merger activity in the amount of $1.1 million during the third quarter of fiscal 2014 and $2.3 million for the thirty-nine weeks ended November 3, 2013.

•	During the third quarter of fiscal 2014, the Company recorded a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future.

•	Earnings per share (“EPS”) is an indicator of the returns generated for the Company’s stockholders.

Net loss per diluted share for the third quarter of fiscal 2014 was $5.11, compared to a net loss per diluted share of $0.37 during third quarter of fiscal 2013.

RESULTS OF OPERATIONS

The following table sets forth the components of the Company’s statements of operations expressed as percentages of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	68.9	70.8	68.9
Gross margin	26.2	31.1	29.2	31.1
Selling, general and administrative	32.8	30.1	29.9	28.6
Depreciation and amortization	2.0	2.1	1.9	1.9
Total operating expenses	34.8	32.2	31.8	30.5
Operating income (loss) from continuing operations	(8.6)	(1.1)	(2.6)	0.6
Interest expense	0.8	0.8	0.8	0.7
Loss from continuing operations before income taxes	(9.4)	(1.9)	(3.4)	(0.1)
Income tax expense (benefit)	5.6	(0.7)	1.6	0.0
Loss from continuing operations	(15.0)	(1.2)	(5.0)	(0.1)
Loss from discontinued operations, net of income tax benefit	(0.5)	(0.2)	(0.2)	(0.2)
Net loss	(15.5)%	(1.4)%	(5.2)%	(0.3)%

Thirteen Weeks Ended November 3, 2013 Compared to Thirteen Weeks Ended October 28, 2012

Net sales from continuing operations, including the Company’s transactional website, during the third quarter of fiscal 2014 increased 0.7% to $106.7 million, compared to net sales during the third quarter of fiscal 2013 of $105.9 million.  Net sales from the Company’s transactional website during the third quarter of fiscal 2014 were $25 thousand, a decrease of $6 thousand compared to the third quarter of fiscal 2013.

Net sales from same-stores, excluding the Company’s two fuel center locations, decreased 2.9%, or $3.0 million, to $101.1 million during the third quarter of fiscal 2014, compared to $104.1 million during the third quarter of fiscal 2013.  The decrease in same-store sales was primarily due to a 4.0% decrease in customer transactions occurring at a same-store and partially offset by a 1.1% increase in the average sale per customer transaction occurring at a same-store.

Net sales from non-same stores during the third quarter of fiscal 2014 increased $2.0 million and net sales from the Company’s two fuel center locations during the third quarter of fiscal 2014 decreased $0.3 million.

Gross margin from continuing operations for the third quarter of fiscal 2014 decreased $5.0 million, or 15.2%, to $27.9 million compared to $32.9 million during the third quarter of fiscal 2013.  As a percentage of net sales, gross margin was 26.2% and 31.1% during the third quarter of fiscal 2014 and fiscal 2013, respectively.  Gross margin generated by non same-stores was $1.5 million during the third quarter of fiscal 2014.

Gross margin for the third quarter of fiscal 2014 was negatively impacted by higher promotional activity and partially offset by lower freight costs.  Increased promotional activity during the third quarter of fiscal 2014 included an aggressive inventory reduction strategy, especially in certain discretionary categories such as apparel and home.  Net freight costs during the third quarter of fiscal 2014 decreased $0.2 million, or 3.8%, to $4.0 million compared to $4.2 million during the third quarter of fiscal 2013.  As a percentage of net sales, net freight costs were 3.8% and 4.0% during the third quarter of fiscal 2014 and fiscal 2013, respectively.

SG&A from continuing operations increased $3.2 million, or 10.1%, to $35.0 million during the third quarter of fiscal 2014, compared to $31.8 million during the third quarter of fiscal 2013.  The increase in SG&A is primarily attributable to costs associated with merger activity of the Company ($1.1 million), increase in same-stores ($1.0 million), and increase due to new stores ($0.8 million).  As a percentage of net sales, SG&A was 32.8% and 30.1% during the third quarter of fiscal 2014 and fiscal 2013, respectively.  Excluding share-based compensation, costs associated with merger activity, and loss on sale of assets, SG&A was 31.7% and 29.9% of net sales for the third quarter of fiscal 2014 and fiscal 2013, respectively.

Depreciation and amortization expense from continuing operations decreased $0.1 million or 3.0% to $2.1 million during the third quarter of fiscal 2014 compared to $2.2 million during the third quarter of fiscal 2013.

Interest expense was $0.9 million during the third quarter for both fiscal 2014 and fiscal 2013.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $0.5 million during the third quarter for both fiscal 2014 and fiscal 2013.

Income tax expense on continuing operations was $6.0 million during the third quarter of fiscal 2014 compared to income tax benefit of $0.8 million during the third quarter of fiscal 2013.  During the third quarter of fiscal 2014, the Company recorded a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset.  Based on cumulative book, pre-tax loss over the 36 month period ended November 3, 2013, management concluded it is more likely than not, the Company will not realize the benefits of these deductible differences.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future.  The effective tax rate was (59.4) % during the third quarter of fiscal 2014 compared to 40.5% during the third quarter of fiscal 2013.

Loss from continuing operations, including income tax expense, increased $14.9 million to $16.1 million during the third quarter of fiscal 2014 compared to loss from continuing operations, net of tax benefit, of $1.1 million during the third quarter of fiscal 2013.  As a percentage of net sales, loss from continuing operations was 15.0% during the third quarter of fiscal 2014 compared to net loss of 1.2% during the third quarter of fiscal 2013.

Loss from discontinued operations, net of income tax benefit, was $0.6 million during the third quarter of fiscal 2014 compared to $0.2 million during the third quarter of fiscal 2013.

Thirty-Nine Weeks Ended November 3, 2013 Compared to Thirty-Nine Weeks Ended October 28, 2012

Net sales from continuing operations, including the Company’s transactional website, during the thirty-nine weeks ended November 3, 2013 increased 1.5% to $343.2 million, compared to net sales during the thirty-nine weeks ended October 28, 2012 of $338.2 million.  Net sales from the Company’s transactional website during the thirty-nine weeks ended November 3, 2013 were $75 thousand, an increase of $31 thousand compared to the thirty-nine weeks ended October 28, 2012.

Net sales from same-stores, excluding the Company’s two fuel center locations, decreased 1.5%, or $5.0 million, to $327.6 million during the thirty-nine weeks ended November 3, 2013, compared to $332.6 million during the thirty-nine weeks ended October 28, 2012.  The decrease in same-store sales was primarily due to a 5.0% decrease in customer transactions occurring at a same-store and partially offset by a 3.6% increase in the average sale per customer transaction occurring at a same-store.

Net sales from non-same stores during the thirty-nine weeks ended November 3, 2013 increased $8.5 million and net sales from the Company’s two fuel center locations during the thirty-nine weeks ended November 3, 2013 decreased $0.7 million.

Gross margin from continuing operations for the thirty-nine weeks ended November 3, 2013 decreased $5.0 million, or 4.7%, to $100.3 million compared to $105.3 million during the thirty-nine weeks ended October 28, 2012.  As a percentage of net sales, gross margin was 29.2% and 31.1% during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.  Gross margin generated by non same-stores was $1.5 million during the thirty-nine weeks ended November 3, 2013.

Gross margin for the thirty-nine weeks ended November 3, 2013 was negatively impacted by higher promotional activity and higher net freight costs.  Net freight costs during the thirty-nine weeks ended November 3, 2013 increased $0.3 million, or 3.1%, to $11.3 million compared to $11.0 million during the thirty-nine weeks ended October 28, 2012.  As a percentage of net sales, net freight costs were 3.3% for both the thirty-nine weeks ended November 3, 2013 and October 28, 2012.

SG&A from continuing operations increased $5.9 million, or 6.1%, to $102.7 million during the thirty-nine weeks ended November 3, 2013, compared to $96.8 million during the thirty-nine weeks ended October 28, 2012.  The net increase in SG&A is primarily attributable to costs associated with merger activity of the Company ($2.3 million), relocation of the Company’s corporate office ($0.6 million), increase in same-stores ($0.3 million), and new stores ($2.1 million).  As a percentage of net sales, SG&A was 29.9% and 28.6% during the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively.  Excluding share-based compensation, office relocation, pending merger, and gain on sale of assets, SG&A was 29.0% and 28.5% of net sales for the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.

Depreciation and amortization expense from continuing operations increased $0.1 million or 1.3% to $6.4 million during the thirty-nine weeks ended November 3, 2013 compared to $6.3 million during the thirty-nine weeks ended October 28, 2012.
Interest expense increased $0.4 million, or 19.5%, to $2.9 million during the thirty-nine weeks ended November 3, 2013 compared to $2.4 million during the thirty-nine weeks ended October 28, 2012.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $1.7 million during the thirty-nine weeks ended November 3, 2013, compared to $1.3 million during the thirty-nine weeks ended October 28, 2012.

Income tax expense on continuing operations was $5.4 million during the thirty-nine weeks ended November 3, 2013 compared to income tax benefit of $0.1 million during the thirty-nine weeks ended October 28, 2012.  During the thirty-nine weeks ended November 3, 2013, the Company recorded a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset.  Based on cumulative book, pre-tax loss over the 36 month period ended November 3, 2013, management concluded it is more likely than not, the Company will not realize the benefits of these deductible differences.  The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future.  The effective tax rate was (46.4) % during the thirty-nine weeks ended November 3, 2013 compared to 48.9% during the thirty-nine weeks ended October 28, 2012.

Loss from continuing operations, including income tax expense, was $17.0 million during the thirty-nine weeks ended November 3, 2013, compared to loss from continuing operations, net of income tax benefit, of $0.1 million during the thirty-nine weeks ended October 28, 2012.  As a percentage of net sales, loss from continuing operations was 5.0% for the thirty-nine weeks ended November 3, 2013, as compared to net loss of 0.1% during the thirty-nine weeks ended October 28, 2012.

Loss from discontinued operations, net of income tax benefit, was $0.8 million and $0.6 million during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
SG&A Expenses from Continuing Operations
Store support center (1)	$6,615	$5,245	$18,737	$15,207
Distribution center	1,564	1,667	4,733	5,087
401K expense	125	—	375	—
Same-store SG&A (2)	25,807	24,796	76,369	76,088
Non same-store SG&A (3)	814	26	2,135	66
Share-based compensation	107	97	335	327
SG&A as reported	35,032	31,831	102,684	96,775
(Less) add:
Share-based compensation	(107)	(97)	(335)	(327)
Merger Activity (1)	(1,065)	—	(2,273)	—
Office relocation (1)	—	—	(602)	—
Gain (loss) on sale of fixed assets (1)	—	(87)	—	4

Adjusted SG&A from Continuing Operations	$33,860	$31,647	$99,474	$96,452

Adjusted SG&A as % of sales	31.7%	29.9%	29.0%	28.5%

Sales per average selling square feet (4)	$24.53	$24.63	$78.86	$79.05

Gross Margin dollars per average selling square feet (4)	$6.50	$7.78	$23.36	$25.00

Adjusted SG&A per average selling square feet (4)	$7.88	$7.47	$23.15	$22.89

Adjusted EBITDA per average selling square feet (4)(5)	$(1.59)	$0.23	$(0.06)	$1.92

Average inventory per average selling square feet (4)(6)(7)	$37.30	$35.83	$35.95	$35.60

Average selling square feet (4)	4,296	4,235	4,296	4,214

Total stores operating beginning of period	213	215	217	216
Total stores operating end of period	210	215	210	215
Total stores less than twelve months old	4	7	6	9
Total non-same stores	4	7	6	9

Supplemental Data:
Same-store gross margin dollar change	-19.7%	-2.1%	-8.2%	-0.7%
Same-store SG&A dollar change	-4.5%	-3.8%	-0.8%	0.0%
Same-store total customer count change	-4.0%	-6.8%	-5.0%	-5.0%
Same-store average sale per ticket change	1.1%	3.7%	3.7%	4.0%

(1)   Store support center includes gain (loss) on disposal of fixed assets and costs associated with office relocation and merger activity.
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

Store support center expenses during the thirty-nine weeks ended November 3, 2013, increased $1.4 million, or 26.1%.  The net increase was primarily due to costs associated with the Company’s merger activity ($1.1 million).

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures

 The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):

	53 Weeks	Twenty-Six Week Periods Ended		Trailing 53 Weeks Ended	Thirteen Week Periods Ended		Trailing 53 Weeks Ended
	Fiscal 2013	August 4, 2013	July 29, 2012	August 4, 2013	November 3, 2013	October 28, 2012	November 3, 2013
Net earnings (loss)	$1,307	(1,171)	700	(564)	(16,635)	(1,373)	(15,826)
Plus:
Interest	3,477	2,010	1,536	3,951	852	859	3,944
Taxes	311	(703)	476	(868)	5,627	(919)	5,678
Depreciation and amortization	8,902	4,393	4,263	9,032	2,144	2,216	8,960
EBITDA	13,997	4,529	6,975	11,551	(8,012)	783	2,756
Plus:
Share-based compensation	381	228	230	379	107	97	389
Office relocation	—	602	—	602	—	—	602
Merger activity	—	1,208	—	1,208	1,065	—	2,273
(Gain) loss asset disposals	141	—	(91)	232	—	87	145
Adjusted EBITDA	14,519	6,567	7,114	13,972	(6,840)	967	6,165

Cash	3,160	2,834	2,407	2,834	2,972	1,179	2,972
Debt	79,962	97,757	56,567	97,757	94,029	74,745	94,029
Debt, net of cash	$76,802	94,923	54,160	94,923	91,057	73,566	91,057

Liquidity and Capital Resources

Working capital (defined as current assets less current liabilities) was $128.1 million and $132.6 million at the end of the third quarter of fiscal 2014 and fiscal 2013, respectively.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

Net cash provided by (used in) operating activities aggregated ($5.9) million and $5.2 million during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.  The $11.1 million net increase in cash used in operating activities resulted primarily from an increase in pre-tax loss for the thirty-nine weeks.

Net cash used in investing activities was $8.4 million and $8.0 million during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.  Excluding proceeds from sale of assets, net cash used in investing activities during the thirty-nine weeks ended November 3, 2013 totaled $8.5 million, compared to net cash used in investing activities during the thirty-nine weeks ended October 28, 2012 of $8.5 million.  Net cash used in investing activities consisted primarily of capital expenditures.  The Company’s long-range strategy is to grow its store count, and it intends to continue to invest in technology and migrate various system applications during the next 36 months.

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo and Wells Capital Finance, LLC.  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.The Company uses its revolving loan credit facility and vendor trade credit financing to fund the buildup of inventories periodically during the year for its peak selling seasons and to meet other short-term cash requirements.  The revolving loan credit facility provides up to $120 million of financing in the form of notes payable.  The loan agreement expires July 20, 2016.  The revolving loan note payable of $78.0 million together with outstanding letters of credit in the amount of $8.8 million, resulted in an available line of credit at that date of approximately $33.2 million, subject to a borrowing base calculation.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.  The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $102.0 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends.  The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses.  The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.  Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved to request to increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million.  Except for the Commitment Increase, the Facility remains unchanged and in full force and effect.

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

Net cash provided by financing activities totaled $14.1 million and $1.4 million during the thirty-nine weeks ended November 3, 2013 and October 28, 2012, respectively.  Net cash provided by financing activities during the thirty-nine weeks ended November 3, 2013 consisted of net borrowings under the revolving Credit Agreement.   Net cash provided by financing activities during the thirty-nine weeks ended October 28, 2012 consisted of net borrowings under the revolving Credit Agreement, partially offset by borrowings for repurchase of Company stock.  As such, stock repurchases during the thirty-nine weeks ended October 28, 2012 were funded by increases in the amount outstanding under the Company’s revolving credit agreement.

The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Maximum revolver balance outstanding during period	$83,043	60,906	$91,551	$61,276
Average revolver balance outstanding during period	80,266	55,185	78,332	52,039
Outstanding loan types at end of period:
Revolving credit facility	77,994	58,000	77,994	58,000
Letters of credit	8,792	8,608	8,792	8,608

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

Our current projections indicate sufficient cash and cash flows are and will be available to meet the Company’s payment needs.  As discussed under the heading “Item 1.  Legal Proceedings” of Part II of this report, we are the subject of a legal proceeding, the outcome of which is uncertain.  We believe there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operation, or cash flows.

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

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Merchandise Category:
Consumables and commodities	40%	38%	37%	36%
Hardlines	29%	30%	33%	33%
Apparel and accessories	15%	16%	15%	15%
Home furnishings and décor	16%	16%	15%	16%
Total	100%	100%	100%	100%

ITEM 3.	CONTROLS AND PROCEDURES

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

On September 5, 2013, Advanced Advisors, a Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001007) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages is unspecified.  The Company intends to vigorously defend itself.

On September 23, 2013, Paul Hughes, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001096) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages is unspecified. There is a dismissal hearing for this matter scheduled for January 10, 2014.  The Company intends to vigorously defend itself.

On September 27, 2013, Jeffery R. Geygan, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001120) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which Argonne Capital Group, LLC was to purchase all of the outstanding shares of the Company.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages is unspecified.  The parties have filed a joint motion to consolidate this case and the case filed by Advanced Advisors discussed above.  The Company intends to vigorously defend itself.

ITEM 1A.	RISK FACTORS

Except for the risk factors discussed below, there have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended February 3, 2013.

Decreases in Customer Discretionary Spending May Adversely Affect our Sales and Profitability

The lingering economic recession may continue to negatively affect our customers’ discretionary spending and thereby may negatively affect our sales and profitability. The Company believes that many of the Company’s customers are on fixed or low incomes and may have limited discretionary spending. Furthermore, many of our customers may have experienced financial hardship as a result of job losses, foreclosures or their inability to obtain short-term financing, all of which may negatively affect their ability to shop in our stores and buy our products. Reductions in our customers’ discretionary spending could cause our customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable than other product choices, all of which could result in lower net sales, decreases in inventory turnover, greater markdowns on inventory, and a reduction in profitability due to lower margins.

The Company is in an Increasingly Competitive Industry

Due to the continued economic slowdown, the discount retail industry has become highly competitive. This competitive environment subjects the Company to a risk of reduced profitability because every day lower prices and greater markdowns on inventory, which are required to maintain the Company’s position in the industry, may result in lower margins. Our competitors may also use competitive and costly marketing strategies which the Company may need to respond to in order to maintain its position in the industry.

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

As of December 17, 2013, the Company had not repurchased additional shares subsequent to February 3, 2013.

Company Repurchases of Common Stock

Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of February 3, 2013	610,462	$7.12	610,462	700,000	89,538

First quarter	—	—	—	—	—
Second quarter	—	—	—	—	—
Third quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
As of November 3, 2013	610,462	$7.12	610,462	700,000	89,538

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:
Number	Description

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

10.26
Performance Based Incentive Stock Option Agreement between the Company and Wayne S. Peterson dated July 6, 2012 incorporated herein by reference to Exhibit 10.26 to Current Report 8-K of the Company dated July 13, 2012.

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

10.34
Time Announcement to relocate the Company’s corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of the Company dated April 10, 2013.

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

10.40
Restricted Stock Agreement entered into between the Company and Richard E. Wilson dated May 24, 2013 is incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K dated May 31, 2013.

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

10.44
Restricted Stock Agreement entered into between the Company and Tom L. Canfield, Jr. dated May 24, 2013 is incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.45
Time Based Incentive Stock Option Agreement entered into between the Company and Brent A. Streit dated May 24, 2013 is incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.46
Restricted Stock Agreement entered into between the Company and Brent A. Streit dated May 24, 2013 is incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.47
Time Based Incentive Stock Option Agreement entered into between the Company and Ricardo A. Clemente dated May 24, 2013 is incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.48
Restricted Stock Agreement entered into between the Company and Ricardo A. Clemente dated May 24, 2013 is incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.49	Stock Option Award to Royce Winsten, the chairman of the Board of Directors, incorporated herein by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.50	Stock Option Agreement between the Company and Royce Winsten dated July 1, 2013 incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.51	Stock Option Agreement between the Company and Terrence M. Babilla dated July 1, 2013 incorporated herein by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.52	Stock Option Agreement between the Company and Dennis E. Logue dated July 1, 2013 incorporated herein by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.53	Stock Option Agreement between the Company and Lolan C. Mackey dated July 1, 2013 incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.54	Agreement and Plan of Merger dated July 25, 2013 incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K dated July 25, 2013.

10.55	Proposal to acquire outstanding shares of the Company incorporated herein by reference to Exhibit 10.55 to Schedule 13D/A dated August 15, 2013.

10.56	Preliminary Proxy Statement incorporated herein by reference to Exhibit 10.56 to Schedule 14A dated August 15, 2013.

10.57	Acquisition Proposal incorporated herein by reference to Exhibit 10.57 to Schedule 13D/A dated August 27, 2013.

10.58	Supplemental Letter incorporated herein by reference to Exhibit 10.58 to Schedule 13D/A dated August 29, 2013.

10.59	Definitive Acquisition Proposal incorporated herein by reference to Exhibit 10.59 to Schedule 13D/A dated September 10, 2013.

10.60	Press release regarding the Definitive Acquisition Proposal incorporated herein by reference to Exhibit 10.60 to Current Report Form 8-K dated September 11, 2013.

10.61
Notice of special meeting of Company’s stockholders to vote on proposal to adopt the Agreement and Plan of Merger is incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K dated October 30, 2013.

12	Schedule of change in same-store sales and same-store gross margin dollars.

18.1	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company’s Annual Report on Form 10-K dated April 13, 2012.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated December 18, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated December 18, 2013, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated December 18, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated December 18, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	December 18, 2013
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	December 18, 2013
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)