Form 10-K
period 2014-02-02
ALCO STORES INC
filed 2014-05-05
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20269

ALCO STORES, INC.

(Exact name of registrant as specified in its charter)

Kansas	48-0201080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Freeport Parkway
Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 3,258,162 shares of Common Stock, par value $.0001 per share, of the registrant held by non-affiliates of the registrant was $46,102,992 as of August 2, 2013 based on a closing sale price of $14.15. As of May 5, 2014, there were 3,258,162 shares of Common Stock outstanding.

Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part I and III hereof.

ALCO STORES, INC. FISCAL 2014 FORM 10-K

PART I

ITEM 1.	BUSINESS

History

ALCO Stores, Inc., (the “Company”), was founded as a general merchandising operation in 1901 in Abilene, Kansas by A. L. Duckwall. From its founding until 1968, the Company conducted its retail operations as small variety or “dime” stores. In 1968, the Company followed an emerging trend to broad line retailing when it opened its first ALCO store. The Company’s overall business strategy involves identifying and opening stores in towns that will provide the Company with the highest return on investment. As of February 2, 2014, the Company operates 212 stores located in the central United States, and as of this date, there were fourteen stores in various stages of closing. These fourteen stores will be closed during the early portion of fiscal 2015.

The Company meets the requisite standard of a smaller reporting company under Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

The Company was incorporated on July 2, 1915 under the laws of Kansas. The Company’s executive offices are located at 751 Freeport Parkway, Coppell, Texas 75019, and its telephone number is (469) 322-2900. On April 10, 2013, the Company issued a press release to announce the relocation of the Company’s corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas. The relocation of the Company’s corporate headquarters was completed in August 2013. The relocation of the Company’s corporate headquarters did not include the Company’s distribution center in Abilene, Kansas.

General

The Company is a regional retailer operating 212 stores in 23 states. The Company’s historical strategy has been to target smaller markets not served by other regional or national broad line retail chains and to provide the most convenient access to retail shopping within each market. The Company’s stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.

The Company has historically preferred markets that do not have direct competition from national or regional broad line retail stores. The Company has expanded its search for future store locations to include various urban markets that may have national or regional broad line retail stores in the near proximity. During the third quarter of fiscal 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November 2011; one in Pasadena, TX and one in Houston, TX. The results of these three test stores have not met the expected threshold for success and as such are included in the fourteen store closing group discussed above. The Company has yet to discern if future tests in urban markets will take place.

Of the Company’s 212 stores, approximately 78% operate in primary markets that do not have another broad line retailer. The current ALCO store averages approximately 21,000 square feet of selling space. The Company’s store expansion program is primarily directed toward opening stores with a design prototype of approximately 21,000 square feet of selling space. All of the Company’s stores are serviced by the Company’s 352,000 square foot distribution center in Abilene, Kansas.

For fiscal years 2014 and 2013, the percentage of sales by product category were as follows:

	2014	2013
Merchandise Category:
Consumables and commodities	34%	34%
Hardlines	34%	34%
Apparel and accessories	15%	15%
Home furnishings and décor	17%	17%
Total	100%	100%

Business Strategy

The Company intends to focus on executing a business strategy that includes the following key components:

Markets: The Company intends to open stores in under-served markets. Historically, this strategy primarily included towns with populations less than 5,000 that are in trade areas with populations of less than 16,000 where: (1) there is no direct competition from national or regional broad line retailers; (2) economic and demographic criteria indicate the market is able to commercially support a broad line retailer; and (3) the opening of a store would significantly reduce the likelihood of the entry into such market by another broad line retailer. The Company had expanded its strategy for future store locations to include under-served areas within urban markets that may have national or regional broad line retail stores in the near proximity. During the third quarter of fiscal year 2012, the Company opened a pilot store in Grand Prairie, TX and subsequently opened two additional pilot stores during November 2011; one in Pasadena, TX and one in Houston, TX. The results of these three test stores have not met the expected threshold for success and will be closed. The Company has yet to discern if future tests in urban markets will take place.

Market Selection: The Company utilizes a detailed process to analyze under-served markets which includes examining factors such as distance from competition, trade area, demographics, retail sales levels, existence and stability of major employers, location of county government, disposable income, and distance from the Company’s distribution center. The Company has also determined that locating stores in proximity to grocery stores is a positive attribute, and not necessarily as a competitive threat, and as best it can, continue developing business relationships with grocery operators in new markets. Markets that are determined to be sizable enough to support a store and that have no direct competition from another broad line retailer are examined closely and eventually selected or passed over by the Company’s experienced management team.

Store Expansion: The Company’s expansion program is designed primarily around the prototype Class 21 Store. This prototype details shelf space, merchandise presentation, store items to be offered, parking, storage requirements, as well as other store design considerations. The 21,000 square feet of selling space is large enough to permit a full line of the Company’s merchandise, while minimizing capital expenditures, labor costs and general overhead costs. The Company will also consider opportunities in acceptable markets to open stores in available space in buildings already constructed.

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

Advertising and Promotion: The Company utilizes full-color photography advertising circulars of 12 to 24 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2014, these circulars were distributed 47 times. The Company’s marketing program is designed to create awareness and recognition of its competitive pricing on a comprehensive merchandise selection for the whole family. During fiscal 2015, the Company will distribute approximately 47 circulars.

Store Environment: The Company’s stores are open, clean, bright and offer a pleasant atmosphere with disciplined product presentation, attractive displays and efficient check-out procedures. The Company endeavors to staff its stores with courteous, highly motivated, knowledgeable store associates in order to provide a convenient, friendly and enjoyable shopping experience.

Store Development

During fiscal 2015, the Company currently expects to open three stores and is currently in process of closing fourteen stores. The Company continually reviews underperforming stores to determine potential closures and, at this time, does not anticipate any additional store closures during fiscal 2015. During fiscal 2014, the Company opened three additional stores and closed eight, resulting in a year-end total of 212 stores. The Company’s strategy regarding store development is to increase sales and profitability at existing stores by continually refining the merchandising mix and improving operating efficiencies, and through new store openings in the Company’s targeted base of under-served markets in the central United States. The following table summarizes the Company’s store development during the past two fiscal years:

	2014	2013
Stores opened during fiscal year	3	5
Stores closed during fiscal year	(8)	4
Net stores opened (closed) during fiscal year	(5)	1
Stores in process of closing as of February 2, 2014	(14)	-
Net stores opened (closed) including stores in process of closing	(19)	1

As of February 2, 2014, the Company owned five locations and leased 207 locations. The Company’s present intention is to lease all new stores; however, the Company may purchase some of the locations. The investment to open a new prototype ALCO store, that is leased, is approximately $1.0 million for the equipment and inventory.

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

The Company has a partnership with Associated Wholesale Grocer, (“AWG”), whereby the Company purchases several categories of product through AWG.

The Company purchases its merchandise from approximately 1,100 suppliers. The Company generally does not utilize long-term supply contracts. AWG accounted for approximately 26% of the Company’s total purchases in fiscal 2014. Competing brand name and private label products are available from other suppliers at competitive prices. The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.

Pricing

The Company’s pricing strategy, with its promotional activities, is designed to bring consistent value to the customer. In fiscal 2015, promotions on various items will be offered approximately 47 times through advertising circulars.

On January 9, 2013, the Company announced a partnership with Revionics, Inc., the leading provider of end-to-end merchandise optimization solutions, which expires January 31, 2018 and will support optimal pricing decisions throughout ALCO’s 198 continuing stores. Revionics® Life Cycle Price Optimization solutions and Analytic Services will enable the Company to design and execute regional, localized pricing initiatives, timing of markdowns, promotional pricing and analysis of customer market baskets and key volume items.

Distribution and Transportation

The Company operates a 352,000 square foot distribution center in Abilene, Kansas, from which it services all stores. The distribution center is responsible for distributing approximately 80% of the Company’s merchandise, with the balance being delivered directly to the Company’s stores by its vendors. The distribution center maintains an integrated management information system, allowing the Company to utilize such cost cutting efficiencies as perpetual inventories, safety programs, and employee productivity software. The Company’s partnership with AWG has allowed for the reduction of inventory, improved inventory turnover and lower operating expenses at its distribution facility in Abilene, Kansas and increased the frequency of “cross-dock” opportunities; the practice of unloading inbound materials directly into outbound trucks destined for delivery to its stores.

Management Information Systems

The Company has made a significant investment in the purchase and implementation of industry standard technology with the intent to lower costs, improve customer service, improve associate productivity, provide necessary controls and enhance general business planning and execution. In general, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company’s stores have point of sale, (“POS”), computer terminals that capture sales information and transmit to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

The Company has committed significant efforts towards establishing a technical infrastructure, and a core of operational systems, that will support the Company’s future needs. The Company will continue to maintain and leverage this core of systems, plus add industry leading business area specific solutions to meet business objectives. The Company has established an integrated infrastructure of data, processes, and technology that provides the necessary business and regulatory controls, while positioning for future growth and efficiency. The Company is aligned on the need to use technology to enhance customer service, support fact based decision making, improve associate productivity and drive business functionality and efficiency. In conjunction with maintaining its core systems, the Company has evaluated and intends to increase its investment in technology to migrate various system applications over the course of the next 36 months. In addition to Revionics, the Company has evaluated and made initial technology systems investments in merchandising, supply chain, finance, human resources and warehouse management. The implementation of these new systems is ongoing with completion expected by the end of fiscal 2015. Thereafter, additional investments to migrate other system applications may be considered in fiscal 2016.

Financial Information About Segments

The Company derives 100% of its revenue through the sale of merchandise in the United States. See Item 8. Financial Statements & Supplemental Data, Note 12, for more information by product category.

Store Locations

As of February 2, 2014, the Company operated 212 stores in 23 states located in mostly smaller communities in the central United States. The stores average approximately 21,000 square feet of selling space, with an additional 4,000 square feet utilized for merchandise processing, temporary storage and administration. The current geographic distribution of the Company’s stores is as follows:

Arizona	8	Montana	4
Arkansas	2	Nebraska	13
Colorado	13	New Mexico	6
Florida	1	North Dakota	13
Georgia	3	Ohio	2
Idaho	5	Oklahoma	9
Illinois	10	South Dakota	11
Indiana	13	Texas	36
Iowa	10	Utah	7
Kansas	24	Wisconsin	1
Minnesota	12	Wyoming	4
Missouri	5

Competition

While the broad line retail business in general is highly competitive, the Company’s business strategy is to locate its stores in smaller markets where there is no direct competition with larger national or regional broad line retail chains, and where it is believed no such competition is likely to develop. Accordingly, the Company’s primary method of competing is to offer its customers a conveniently located store with a wide range of merchandise at value prices in trade areas with population of less than 16,000 that do not have a large national or regional broad line retail store. The Company believes that trade area size is a significant deterrent to larger national and regional broad line retail chains.

In the broad line retail business in general, price, merchandise selection, merchandise quality, advertising and customer service are all important aspects of competing. The Company encounters direct competition with national broad line retail stores in approximately 17% of its markets, and another 6% of the stores are in direct competition with regional broad line retail stores. The competing national broad line retailers are generally larger than the Company and the stores of such competitors in the Company’s markets are substantially larger, have a somewhat wider selection of merchandise and are very price competitive in some lines of merchandise. Where there are no national or regional broad line retail stores directly competing with the Company’s stores, the Company’s customers nevertheless shop at broad line retail stores and other retailers located in regional trade centers, and to that extent the Company competes with such broad line stores and retailers. The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, dollar stores and the internet. The Company competes directly with a dollar store in approximately 88% of all markets, however, in recent year’s, the most intrusive and fastest growing competition has been the internet.

Employees

As of February 2, 2014, the Company employed approximately 3,300 people. Of these employees, approximately 320 were employed in the store support centers (Abilene, Kansas and Coppell, Texas) and the Abilene, Kansas distribution center and approximately 3,000 in store locations. Additional employees are hired on a seasonal basis, most of whom are sales personnel. The Company offers a broad range of Company-paid benefits to its employees, including a 401(k) plan, medical and dental plans, short-term and long-term disability insurance, paid vacation and merchandise discounts. Eligibility for and the level of these benefits varies depending on employees full-time or part-time status and/or length of service. There is no collective bargaining agreement for any of the Company’s employees. The Company considers its relations with its employees to be excellent.

Seasonality

The Company, like that of most retailers, is subject to seasonal influences. The Company’s highest sales levels occur in the fourth quarter of its fiscal year, which includes the Christmas holiday selling season. For more information on seasonality, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation — Seasonality and Quarterly Results.”

Trademarks and Service Marks

The names “Duckwall” and “ALCO” are registered service marks of the Company. The Company considers these marks and the accompanying name recognition to be valuable to the business. At the annual meeting of the Company’s stockholders held on June 27, 2012, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to change the name of the Company to ALCO Stores, Inc. The Company changed its name from Duckwall-ALCO Stores, Inc. to ALCO Stores, Inc. effective as of July 6, 2012.

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

Information contained on the Company’s website is not part of this Annual Report on Form 10-K. The materials listed above will be provided without charge to any stockholder submitting a written request to the Company’s Secretary at 751 Freeport Parkway, Coppell, TX 75019.

ITEM 1A.	RISK FACTORS

Our business is subject to a variety of risks, most of which are beyond our control.

If we are unable to improve our operating results, working capital and cash flows, we may require additional capital to fund our business, the failure to obtain which could have a material adverse effect on our business and financial condition.

If we are unable to improve our operating results, working capital and cash flows, we may require additional capital to fund our business. Our ability to make such improvements will depend on our ability to effectively implement one or more of the following:

•	Stabilizing sales for fiscal 2015;

•	Reducing our expenses and cash requirements;

•	Effective managing our inventory and reducing our inventory levels;

•	Effectively responding to changes in cash-flow, liquidity and cash needs;

•	Accessing debt or equity capital markets or other sources of funds to obtain any additional financing, if and when needed;

•	Adjusting our operating plans in response to changing conditions; and

•	Maintaining relationships with suppliers, customers, employees and sources of trade credit.

If we are not successful in implementing the foregoing improvements and actions to the necessary degree, our future operating results and cash flows may not be sufficient to meet our working capital requirements, required payments on our indebtedness, and all of the other cash requirements of our business. Consequently, we may have to take actions such as substantially modifying our business plan to conserve cash, pursuing additional external liquidity sources, seeking additional debt or equity financing, further reducing or delaying capital expenditures, or restructuring our existing indebtedness. If we engage in financing or restructuring transactions to secure greater liquidity, the financings may be on terms that are expensive, restrictive to our business or financial flexibility, or dilutive to our stockholders.

If we cannot improve our operating results, working capital and cash flows or access additional capital, we may consider alternatives that could dilute or impair the value of our common stock.

We may enter into various transactions to secure funding or modify our capital structure, which may include issuances of equity securities or incurrence of further indebtedness. Any debt securities or preferred stock we issue will have priority or liquidation rights, preferences and privileges senior to those of current holders of our common stock. The issuance of additional shares of our common stock may also be dilutive to our stockholders. Any of these results could have a material adverse effect on our financial condition or the value of our common stock. In addition, there is a possibility that any financing or restructuring efforts may result in holders of our common stock receiving little or no value for their holdings and the holders of our existing or future indebtedness receiving a significant portion of, or all, the equity.

We rely on trade credit for a substantial amount of our working capital, and any deterioration in our relationship with our trade creditors could have a material adverse effect on our business and financial condition.

We depend on extensions of credit from our suppliers to fund our working capital needs, including to purchase inventory. These trade creditors may make the terms of their credit more expensive or burdensome, or may discontinue the extension of credit in their sole discretion. If our trade creditors lose confidence in our credit worthiness, we may have to seek other sources of funding in order to support our operations. If we cannot secure such alternative financing, or if the terms of such alternative financing are unfavorable, it would have a material adverse effect on our business and financial condition.

Our revolving credit facility contains provisions that could restrict our operations and our ability to obtain additional financing. In addition, our revolving credit facility is secured by a substantial amount of our property that may be subject to foreclosure or other remedies in the event of our default.

In July of 2011 we entered into a revolving credit facility that is secured by substantially all our assets, including our inventory and credit card receivables. Our credit facility now provides for up to $130 million in revolving loans, subject to borrowing availability. Our revolving credit facility contains customary covenants and restrictions, which include limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends and require our meeting specified financial covenants. These covenants and restrictions impose operating and financial limitations on us, which could result in reducing our liquidity, restricting our ability to enter into particular transactions, and to engage in other actions that we may believe are advisable for our business or finances.

If an event of default under our credit facility occurs, our outstanding obligations thereunder could be declared immediately due and payable. If we cannot remedy the default or refinance our indebtedness, our lender could foreclose on or exercise other remedies with respect to the assets securing the revolving credit facility. The occurrence of an event of default could have a material adverse effect on our business, financial condition, results of operations, and liquidity, including requiring us to seek protection under applicable laws protecting the rights of debtors.

Decreases in customer discretionary spending may adversely affect our sales and profitability.

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

The Company is in an increasingly competitive industry.

Due to the continued economic slowdown, the discount retail industry has become highly competitive. Although the Company prefers markets that don’t have direct competition from national or regional broad line retail stores, competition still exists. Even in non-competitive markets, the Company’s customers shop at broad line retail stores and other retailers located in regional trade centers. The Company also competes for retail sales with other entities, such as specialty retailers, mass merchandisers, and dollar stores. Furthermore, the retail industry continues to experience a trend towards internet sales and the Company faces increased competition from internet-based businesses. Some internet-based retailers may have an advantage because such businesses may not be required to collect and remit sales taxes in certain states, which can negatively impact the ability of store-based retailers, like the Company, to be competitive. This competitive environment subjects the Company to a risk of reduced profitability because every day lower prices and greater markdowns on inventory, which are required to maintain the Company’s position in the industry, may result in lower margins. Our competitors may also use competitive and costly marketing strategies which the Company may need to respond to in order to maintain its position in the industry.

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

If we cannot effectively implement technology upgrades, it could have a material impact on the Company’s results of operations. The Company depends on information systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis. In conjunction with maintaining its core systems, the Company has evaluated and intends to increase its investment in technology to migrate various system applications over the course of the next 36 months. The initial investments occurred during fiscal year 2014 and will include its supply chain, stock ledger, and warehouse management systems, with anticipated implementation and migration beginning in 3-12 months. Thereafter, additional investments to migrate other system applications may be considered with potential implementation and migration beginning in 6-24 months. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative effect on our business.

Changes in federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.

Our business is subject to a wide array of laws and regulations. Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal year 2014) could increase our expenses and adversely affect our operations. Examples of possible legislative changes impacting our relationship with our workforce include changes to minimum wage requirements and health care mandates. In addition, certain aspects of our business, such as credit card operations, are more heavily regulated than other areas. Changes in the regulatory environment regarding topics such as banking and consumer credit, privacy and information security, product safety or environmental protection, among others, could cause our expenses to increase. If we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including governmental enforcement action and class action civil litigation, which could adversely affect our results of operations.

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

Healthcare reform legislation and regulations may negatively impact our business.

In 2010, the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Healthcare Acts”) were signed into law. This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured. The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business. This impact could increase our employee healthcare related costs. While the costs of the 2010 Healthcare Acts will occur after 2014, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on the Company’s financial condition.

The Relocation of the Company’s corporate headquarters may negatively impact our business.

The Company relocated its corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas during Fiscal 2014. If we do not continue to effectively execute our relocation plan, our financial performance could be adversely affected.

Recently proposed accounting pronouncements may adversely affect our financial performance.

New accounting pronouncements may adversely affect the Company’s financial statements. One pronouncement that may affect the Company is a recent exposure draft issued by the Financial Accounting Standards Board (“FASB”), together with the International Accounting Standards Board (“IASB”), which proposes a comprehensive set of changes in U.S. GAAP accounting for leases. This proposed change in its current exposure draft form would create a new accounting model for both lessees and lessors. Changes in these accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. The proposed accounting standard, as currently drafted, may have a material impact on the Company’s consolidated financial statements.

The Company’s current legal proceedings may negatively affect the Company’s business.

As described in Section 3 to this Form 10-K, the Company is currently a defendant in certain lawsuits brought by Company stockholders. If any of these lawsuits are adversely decided or settled by the Company, then these costs, as well as the costs associated with defending these lawsuits, may adversely affect the Company’s financial condition. There also may be negative publicity associated with this litigation that may adversely affect the Company’s reputation and business.

A security breach of the Company’s customer, employee and/or vendor information may damage the Company’s reputation and may adversely affect the Company’s financial performance.

Like most retail companies, the Company receives and stores personal information about the Company’s customers, employees and vendors. The Company maintains security policies and procedures to ensure that the Company, and any third party service providers used by the Company, properly secure personal information of customers, employees and vendors that is held by the Company. However, even with proper security measures in place, unauthorized parties may defeat the Company’s security measures through fraud, deceit, cyber-attacks, computer hacking or other illegal means. Any breach of the Company’s security measures, or a breach of the security measures of any of the Company’s third party contractors, and loss of the personal and confidential information of the Company’s customers, employees and vendors may cause the Company to incur significant financial costs. In the event the Company experienced a security breach, the Company may incur costs to protect the individuals whose personal data was compromised, to restore and make changes to the Company’s security systems, policies and procedures to protect against future security breaches, and to restore customer confidence. Furthermore, the Company may be subject to government fines and private litigation. Damage to the Company’s security systems may cause a disruption in the Company’s online operations and sales. A security breach may also negatively affect the Company’s reputation and cause an adverse effect on the Company’s revenue and financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns two facilities in Abilene, Kansas. The first of which is the former store support center consisting of office space (approximately 35,000 square feet) and additional warehouse space adjacent to the store support center (approximately 95,500 square feet). This facility has been listed for sale. The second facility is the Distribution Center (approximately 352,000 square feet). The Company leases its new store support center in Coppell, Texas (approximately 43,000 square feet).

Five of the stores operate in buildings owned by the Company. The remaining stores operate in properties leased by the Company. As of February 2, 2014, such leases accounted for approximately 4,273,000 square feet of leased sales floor space, which expire as follows: approximately 576,000 square feet (13.5%) expire between February 3, 2014 and February 1, 2015, approximately 507,000 square feet (11.9%) expire between February 2, 2015 and January 31, 2016, and approximately 415,000 square feet (9.7%) expire between February 1, 2016 and January 29, 2017. The remaining leases expire through 2031. The majority of the leases that are about to expire have renewal options with lease terms that are the same as the existing lease.

ITEM 3.	LEGAL PROCEEDINGS

Other than the items delineated below, the Company is not a party to any material litigation, other than routine litigation from time to time in the ordinary course of business.

The Company is a defendant in a derivative action stemming from the Company’s proposed Merger with a subsidiary of an affiliate of Argonne Capital Group, LLC as discussed below. This action arose when two separately filed stockholder actions were consolidated, discussed below. There was also a third stockholder action, discussed below, but it has been dismissed.

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

The Company was subject to customary “non-solicitation” provisions that limited its ability to solicit, encourage, discuss or negotiate alternative acquisition proposals from third parties or to provide non-public information to third parties. These non-solicitation provisions were subject to a “fiduciary out” provision that allows the Company to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and to terminate the Merger Agreement and enter into an alternative acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement, provided that the Company’s Board of Directors has concluded that the failure to do so would be inconsistent with its fiduciary obligations under applicable law.

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

Merger related costs for the fifty-two weeks ended February 2, 2014,3 included in SG&A Expenses from Continuing Operations, were $2.4 million, and include special compensation fees paid to the Company’s Board of Directors, in the amount of $0.3 million, for merger related activities.

On September 5, 2013, Advanced Advisors, a Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001007) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants. The petition challenged the defendants’ actions in causing the Company to enter into the Merger Agreement under which the Sponsor was to purchase all of the outstanding shares of the Company. The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages was unspecified.

On September 23, 2013, Paul Hughes, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001096) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants. The petition challenged the defendants’ actions in causing the Company to enter into the Merger Agreement under which the Sponsor was to purchase all of the outstanding shares of the Company. The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages was unspecified. On March 20, 2014, Plaintiffs filed a notice of dismissal without prejudice. On April 10, 2014, the court entered a dismissal order and removed the case from the active docket.

On September 27, 2013, Jeffery R. Geygan, an individual Company stockholder, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001120) citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants. The petition challenged the defendants’ actions in causing the Company to enter into the Merger Agreement under which the Sponsor was to purchase all of the outstanding shares of the Company. The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages was unspecified.

On November 21, 2013, the parties filed a joint motion to consolidate the Geygan case and the Advanced Advisors case, discussed above. On December 18, 2013, the court granted the consolidation motion, and the cases were consolidated under case no. 13C1007. On January 9, 2014, the Plaintiffs filed their consolidated and verified derivative petition, citing, among other parties, the Company and the Company’s directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants. The petition challenges the defendants’ actions in causing the Company to enter into the Merger Agreement under which the Sponsor was to purchase all of the outstanding shares of the Company. The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages is unspecified.

On January 30, 2014, the Company filed a motion to dismiss the Plaintiffs’ consolidated and verified derivative petition. The court set a July 18, 2014 hearing for the Company’s motion to dismiss.

The Company intends to vigorously defend itself in all of the legal proceedings discussed above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is quoted on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “ALCS”. The following table sets forth the range of high and low closing price of the Company’s Common Stock for each quarter of fiscal years 2014 and 2013.

Fiscal 2014	High	Low
First quarter	$8.47	$6.67
Second quarter	$14.15	$8.46
Third quarter	$14.93	$10.66
Fourth quarter	$11.01	$8.57

Fiscal 2013	High	Low
First quarter	$9.35	$7.82
Second quarter	$8.83	$7.11
Third quarter	$9.06	$6.31
Fourth quarter	$10.19	$8.00

As of April 28, 2014, there were 666 holders of record of the Common Stock of the Company. The Company has not paid cash dividends on its Common Stock during the last five fiscal years. The terms of the Security Agreement, dated as of July 21, 2011 between the Company and Wells Fargo Bank, National Association, (“Wells Fargo”), allow for the payment of dividends unless certain loan covenants are triggered.

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

On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the “Amendment”) to its Credit Agreement with Wells Fargo, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year. Under the Credit Agreement, “Equity Interests” is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person. Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K. Except to the extent specifically set forth in Wells Fargo’s Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.

Company Repurchases of Common Stock

Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of February 3, 2013	610,462	$7.12	610,462	700,000	89,538

First quarter	—	$—	—	—	—
Second quarter	—	—	—	—	—
Third quarter	—	$—	—	—	—

Fourth quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
	—	—	—	—	—

As of February 2, 2014	610,462	$7.12	610,462	700,000	89,538

On July 27, 2012, the Company entered into a new Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement with William Blair and Company, LLC (the “Stock Repurchase Agreement”) whereby the Company authorized the repurchase of up to 175,000 shares of the Company’s Common Stock under the Company’s stock repurchase program (the “Program”). The Stock Repurchase Agreement has expired without any additional shares having been repurchased.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any equity securities during fiscal 2014 that were not registered under the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

See the information provided in the “Equity Compensation Plan Information” section of the Proxy Statement for our fiscal 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

The Company’s fiscal year ends on the Sunday closest to January 31. Fiscal years 2014 and 2013 consisted of 52 weeks and 53 weeks, respectively. For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in thousands.

Strategy. The Company’s overall business strategy involves identifying and opening stores in locations that will provide the Company with the highest return on investment. The Company believes that co-locating near or next to grocery stores provides a positive overall impact to the results of the ALCO stores. The Company also competes for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet. The Company initiated a transactional web site during November 2011. In July 2012, the Company expanded the product selection on its website which now includes more than 20,000 items of high-quality merchandise. Products offered on the ALCOstores.com website include video games and electronics, housewares, appliances and furniture, health & beauty aids, baby goods, office supplies, automotive and sporting goods, and much more. As in traditional ALCO stores, consumers can choose from a wide range of well-known brand names. In addition, the website includes brands not found in the Company’s retail stores.

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers. These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail. During fiscal 2014, these circulars were distributed 47 times in ALCO markets. During fiscal 2015, the Company will distribute approximately 47 circulars in the Company’s markets. The Company also uses in-store marketing. The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements. The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer. Net marketing and promotion costs represented approximately 1.6% and 1.1% of net sales in fiscal years 2014 and 2013, respectively. Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales. The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products. For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age. The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic. The Company’s stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive, consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys. The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance. Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation. To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience. The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration. The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers. The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store. Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic. The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment. All of the Company’s stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Recent Events.

•	On April 17, 2014, Tom L. Canfield, Jr. resigned from his position as Senior Vice President-Logistics and Administration of the Company, effective May 31, 2014.

•	On April 22, 2014, the Board of Directors of the Company unanimously resolved to set the date of the 2014 annual meeting of the Company’s stockholders as Wednesday, July 30, 2014 and determined that the close of business on June 25, 2014 is to be fixed as the record date for the determination of stockholders entitled to notice and to vote at such annual meeting.

Key Financial Items in Fiscal 2014.

The Company measures itself against a number of financial metrics to assess its performance. Some of the important financial items, from continuing operations, during fiscal 2014 were:

•	Net sales from continuing operations during the 52 weeks of fiscal 2014 decreased 1.6% to $474.1 million, compared to net sales during the 53 weeks of fiscal 2013 of $481.8 million. Excluding the 53rd week of fiscal 2013, net sales from continuing operations during fiscal 2014 decreased 0.3%, compared to net sales during the 52 weeks of fiscal 2013 of $475.4 million. During fiscal 2014, the Company opened three ALCO stores and closed eight stores. The Company also initiated the closing of fourteen additional stores, which closing will be completed in the first quarter of fiscal 2015.

•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as net sales less cost of sales, expressed as a percentage of net sales.

Gross margin, as a percentage of net sales, was 28.6% during fiscal 2014, compared to 30.3% during fiscal 2013.

•	Selling, general and administrative expenses (“SG&A”) are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

SG&A expenses were 29.7% of sales during fiscal 2014 compared to 27.3% during fiscal 2013. Included in fiscal 2014 SG&A are costs associated with the Company’s merger activity in the amount of $2.4M and costs associated with the relocation of the corporate office to Coppell, TX in the amount of $1.1M.

•	During fiscal 2014, the Company recorded a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future.

•	Earnings per share (“EPS”) is an indicator of the returns generated for the Company’s stockholders.

Net loss per diluted share for fiscal 2014 was $8.11, compared to net income per diluted share of $0.36 during fiscal 2013.

•	Return on average equity (“ROE”) is a measure of the operating results produced on the average equity of the Company.

Negative ROE was 34.7% during fiscal 2014, compared to ROE of 1.0% for fiscal 2013.

Results of Operations. The following table sets forth, for the fiscal years indicated, the components of the Company’s statements of operations expressed as a percentage of net sales:

	Fiscal Year Ended
	52 Weeks	53 Weeks
	February 2, 2014	February 3, 2013
Net sales	100.0%	100.0%
Cost of sales	71.4	69.7
Gross margin	28.6	30.3
Selling, general and administrative	29.7	27.3
Depreciation and amortization	2.2	1.8
Total operating expenses	31.9	29.1
Operating income (loss) from continuing operations	(3.3)	1.2
Interest expense	0.8	0.7
Earnings (loss) from continuing operations before income taxes	(4.1)	0.5
Income tax expense	1.1	0.1
Earnings (loss) from continuing operations	(5.2)	0.4
Loss from discontinued operations, net of income tax benefits	(0.4	(0.2)
Net earnings (loss)	(5.6)%	0.2%
______________________________________

Fiscal 2014 Compared to Fiscal 2013

Net sales from continuing operations, including the Company’s transactional website, during the 52 weeks of fiscal 2014 decreased 1.6% to $474.1 million, compared to net sales during the 53 weeks of fiscal 2013 of $481.8 million. Excluding the 53rd week of fiscal 2013, net sales from continuing operations during fiscal 2014 decreased 0.3%, compared to net sales during the 52 weeks of fiscal 2013 of $475.4 million. During fiscal 2014, the Company opened three ALCO stores and closed eight stores. The Company also initiated the closing of fourteen additional stores, which closing will be completed in the first quarter of fiscal 2015.

Net sales from same-stores, excluding the Company’s two fuel center locations, during the 52 weeks of fiscal 2014 decreased 4.5%, or $21.5 million, compared to net sales during the 53 weeks of fiscal 2013. Excluding the 53rd week of fiscal 2013, net sales from same-stores during fiscal 2014 decreased 3.2%, or $15.2 million. The decrease in same-store sales was primarily due to a 7.4% decrease in customer transactions occurring at a same-store and partially offset by a 3.0% increase in the average sale per customer transaction occurring at a same-store.

Net sales from non-same stores during the 52 weeks of fiscal 2014 increased $15.2 million and net sales from the Company’s two fuel center locations during the 52 weeks of fiscal 2014 decreased $1.4 million. Excluding the 53rd week of fiscal 2013, net sales from non-same stores during the 52 weeks of fiscal 2014 increased $15.4 million and net sales from the Company’s two fuel center locations during the 52 weeks of fiscal 2014 decreased $1.3 million.

Net sales from the Company’s transactional website during the 52 weeks of fiscal 2014 were $0.3 million, an increase of $0.1 million compared to the 53 weeks of fiscal 2013. The increase was primarily attributable to the expanded product selection that includes more than 20,000 items of high-quality merchandise

Gross margin from continuing operations for fiscal 2014 decreased $10.3 million, or 1.7%, to $135.8 million compared to $146.1 million in fiscal 2013. As a percentage of net sales, gross margin was 28.6% during fiscal 2014, compared to 30.3% during fiscal 2013. During the third quarter of fiscal 2014 and concluding within the fourth quarter of fiscal 2014, the Company initiated an inventory reduction strategy which allowed the Company to end fiscal 2014 with approximately $4.0 million less inventory, compared to fiscal 2013. The inventory reduction strategy negatively impacted gross margin during the third and fourth quarters of fiscal 2014.

Selling, general and administrative expenses (SG&A) increased $9.7 million, or 7.4%, to $141.0 million during the 52 weeks of fiscal 2014 compared to $131.3 million during the 53 weeks of fiscal 2013. The increase is primarily attributable to SG&A associated with merger activity ($2.4 million) and the relocation of the Company’s corporate office ($1.1 million), SG&A from new stores ($2.5 million), increase in net advertising costs ($2.0 million), increase in utilities due to prolonged winter conditions ($1.0 million), and an increase in corporate overhead ($1.3 million); partially offset by a decrease in warehouse overhead ($0.6 million). As a percentage of net sales, SG&A expenses were 29.7% during fiscal 2014, as compared to 27.2% during fiscal 2013. Excluding share-based compensation and loss on sale of assets, fiscal years 2014 and 2013 SG&A expenses, as a percent of net sales, were 29.7% and 27.1%, respectively.

Depreciation and amortization expense from continuing operations increased $1.7 million, or 19.2%, to $10.4 million in fiscal 2014 compared to $8.7 million in fiscal 2013. The increase in depreciation is primarily attributable to the impairment of previously announced store closures ($1.4 million) not finalized during fiscal 2014 and depreciation attributable to new stores.

Operating results from continuing operations decreased $26.4 million to a net operating loss of $24.5 million in fiscal 2014 compared to net income of $1.9 million in fiscal 2013. Operating results from continuing operations as a percentage of net sales was a loss of 5.2% for fiscal 2014 compared to operating income of 0.4% for fiscal 2013.

Interest expense increased $0.4 million, or 10.3%, to $3.8 million in fiscal 2014 compared to $3.5 million in fiscal 2013. Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $2.4 million in fiscal 2014 compared to $2.1 million in fiscal 2013.

Income tax expense on continuing operations was $5.0 million in fiscal 2014 compared to $0.6 million in fiscal 2013. Included in fiscal 2014 is a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future. The Company’s effective tax rate was -23.5% in fiscal 2014 and 19.2% in fiscal 2013.

Loss from discontinued operations, was $1.9 million in fiscal 2014, compared to $0.6 million in fiscal 2013. Loss from discontinued operations for fiscal 2013 was net of income tax benefit of $0.4 million. Eight stores were closed during fiscal 2014, whereas four stores were closed during fiscal 2013.

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

	For the Years Ended
	52 Weeks	52 Weeks
	February 2, 2014	February 3, 2013
SG&A Expenses from Continuing Operations
Store support center (1)	$25,063	$20,228
Distribution center	6,185	6,759
401K expense	4	0
Same-store SG&A (2)	106,168	103,261
Non same-store SG&A (3)	3,205	653
Share-based compensation	404	381
SG&A as reported	141,029	131,282
Less:
Share-based compensation	(404)	(381)
Gain (loss) on sale of fixed assets (1)	36	(141)
	337
Adjusted SG&A from Continuing Operations	$140,962	$130,760

Adjusted SG&A as % of sales	29.7%	27.1%

Sales per average selling square foot (4)	$107.90	$111.75

Gross Margin dollars per average selling square feet (4)	$31.26	$34.36

Adjusted SG&A per average selling square foot (4)	$32.38	$30.76

Adjusted EBITDA per average selling square foot (4)(5)	$(1.53)	$3.42

Average inventory per average selling square feet (4)(6)(7)	$33.15	$32.14

Average selling square feet (4)	4,344	4,251

Total stores operating beginning of period	217	216
Total stores operating end of period	212	217
Total stores less than twelve months old	3	5
Total non-same stores	3	5

Supplemental Data:
Same-store gross margin dollar change	-10.6%	0.2%
Same-store SG&A dollar change	2.8%	-0.7%
Same-store total customer count change (52 weeks)	-6.0%	-5.0%
Same-store average sale per ticket change (52 weeks)	2.9%	4.0%
______________________________________

(1)	Store support center includes gain (loss) on disposal of fixed assets and costs associated with office relocation and merger activity.
(2)	Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation. Same-stores also include the Company’s transactional website.

(3)	Non same-stores are those stores which have not reached their fourteenth month of operation.
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

Store support center SG&A for fiscal 2014 increased $4.8 million, or 23.9%. The net increase was primarily attributable to costs associated with merger activity ($2.4 million), the relocation of the Company’s corporate office ($1.1 million), and increases in payroll and benefits ($0.5 million).

SG&A expenses attributable to same-stores increased $2.9 million or 2.8% during fiscal 2014 compared to fiscal 2013. The net increase was primarily attributable to increase in net advertising costs ($2.0 million) and increase in utilities due to prolonged winter conditions ($1.0 million).

SG&A expenses attributable to non same-stores increased $2.6 million during fiscal 2014 compared to fiscal 2013.

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):

	53 Weeks	For the Thirty-Nine Week Periods Ended		Trailing Twelve Periods Ended	13 Week Period Ended	14 Week Period Ended	52 Weeks
	Fiscal 2013	November 3, 2013	October 28, 2012	November 3, 2013	February 2, 2014	February 3, 2013	Fiscal 2014
Net earnings (loss)	$1,307	(17,806)	(673)	(15,826)	(8,619)	1,980	(26,425)
Plus:
Interest	3,477	2,862	2,394	3,945	972	1,083	3,834
Taxes	311	4,924	(443)	5,678	108	754	5,032
Depreciation and amortization	8,902	6,539	6,479	8,962	4,006	2,423	10,545
EBITDA	13,997	(3,481)	7,757	2,759	(3,533)	6,240	(7,014)
Plus:
Share-based compensation	381	335	327	389	69	54	404
(Gain) loss asset disposals	141	—	(4)	145	337	145	337
Adjusted EBITDA	14,519	(3,146)	8,080	3,293	(3,127)	6,439	(6,273)

Cash	3,160	2,972	1,179	2,972	2,230	3,160	2,230
Debt	79,962	94,029	74,745	94,029	108,407	79,962	108,407
Debt, net of cash	$76,802	91,057	73,566	91,057	106,177	76,802	106,177
______________________________________

Seasonality and Quarterly Results

The following table sets forth the Company’s net sales, gross margin, income from operations and net earnings during each quarter of fiscal years 2014 and 2013:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014	Net sales	$114.0	122.5	106.7	130.9
	Gross margin	33.7	38.7	27.9	35.5
	Earnings (loss) from continuing operations	(1.6)	0.6	(16.1)	(7.4)
	Net earnings (loss)	(1.7)	0.5	(16.6)	(8.6)
	Net earnings (loss) per share (1):
	Basic	(0.51)	0.15	(5.08)	(2.65)
	Diluted	(0.51)	0.15	(5.08)	(2.65)

Fiscal 2013	Net sales	$113.8	118.4	105.9	143.6
	Gross margin	33.6	38.8	32.9	40.7
	Earnings (loss) from continuing operations	(1.0)	2.1	(1.1)	2.0
	Net earnings (loss)	(1.3)	2.0	(1.4)	2.0
	Net earnings (loss) per share (1):
	Basic	(0.34)	0.52	(0.37)	0.61
	Diluted	(0.34)	0.52	(0.37)	0.61
______________________________________

(1)	Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal years 2014 and 2013 may not equal the total computed for the year.

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

Liquidity and Capital Resources

At the end of fiscal 2014, working capital (defined as current assets less current liabilities) was $135.6 million compared to $133.6 million at the end of fiscal 2013.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing. Short-term trade credit represents a significant source of financing for inventory to the Company. Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

Net cash used in operating activities during fiscal 2014 aggregated $18.2 million as compared to net cash provided of $9.4 million during fiscal 2013. The $27.6 million decrease in cash from operating activities resulted primarily from a net loss of $26.4 million during fiscal 2014 as compared to net income of $1.3 million in fiscal 2013.

Net cash used in investing activities during fiscal 2014 was $11.2 million as compared to net cash used during fiscal 2013 in the amount of $15.4 million. Net cash used consisted primarily of capital expenditures. The Company’s long-range strategy is to grow its store count, and it intends to continue to invest in technology and migrate various system applications during the next 36 months. During fiscal 2014, the Company opened three stores and closed eight stores. During fiscal 2013, the Company opened five stores and closed four stores.

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

Under the Facility, the Company can request an increase of up to $25.0 million. On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved a request to increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million. Except for the Commitment Increase, the Facility remains unchanged and in full force and effect.

Including the Commitment Increase, the revolving loan credit facility provides up to $130 million of financing in the form of notes payable. The loan agreement expires July 20, 2016. The revolving loan note payable of $89.5 million together with outstanding letters of credit at February 4, 2014, resulted in an available line of credit at that date of approximately $18.2 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables. The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $110.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

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

The Company had not repurchased additional shares, subsequent to February 3, 2013.

Net cash provided by financing activities during fiscal 2014 was $28.4 million as compared to net cash provided during fiscal 2013 in the amount of $6.7 million. Net cash provided by financing activities during fiscal 2014 consisted of net borrowings under the revolving Credit Agreement. Net cash provided by financing activities during fiscal 2013 also consisted of net borrowings under the revolving Credit Agreement and was partially offset by payments for repurchase of Company stock. As such, stock repurchases were funded by increases in the amount outstanding under the Company’s revolving credit agreement. In fiscal 2013, the Company had net cash borrowings of $11.4 million on its revolving credit facility, made cash payments of $0.8 million to reduce its capital lease obligations, and made cash payments of $4.0 million to repurchase shares of Company stock.

The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:

	February 2, 2014	February 3, 2013
Maximum revolver balance outstanding during fiscal period	$92,849	$83,916
Average outstanding revolver balance during fiscal period	80,200	58,046
Outstanding loan types at end of fiscal period:
Revolving credit facility	92,540	63,446
Letters of credit	9,059	8,605

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

On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the “Amendment”) to its Credit Agreement with Wells Fargo amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year. Under the Credit Agreement, “Equity Interests” is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person. Such amendment was announced on Form 8-K filed by the Company with the SEC on February 12, 2013 and a copy of the Amendment is attached to such 8-K. Except to the extent specifically set forth in Wells Fargo’s Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.

Expansion Plans

The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis. In addition, the Company continually reviews underperforming stores to determine potential closures. During fiscal 2015, the Company expects to open no less than three stores, is currently in process of closing 14 stores, and does not anticipates additional closures of underperforming stores will occur during fiscal 2015. While the Company believes that adequate sites are currently available, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control. These material contingencies include:

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

Off-Balance Sheet Arrangements

The Company has not provided any financial guarantees as of February 2, 2014.

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

During fiscal 2014, the Company recorded a non-cash charge of $9.8 million attributable to a valuation allowance on the Company’s cumulative net deferred tax asset. The establishment of a valuation allowance does not have any impact on cash, on the Facility nor does such an allowance preclude the Company from utilizing its loss carryforwards in the future.

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

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ALCO Stores, Inc.

We have audited the accompanying balance sheets of ALCO Stores, Inc. (a Kansas corporation) (the “Company”) as of February 2, 2014 and February 3, 2013, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended February 2, 2014 and February 3, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALCO Stores, Inc. as of February 2, 2014 and February 3, 2013, and the results of its operations and its cash flows for each of the two years in the period ended February 2, 2014 and February 3, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Kansas City, Missouri
May 5, 2014

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share and per share amounts)

	February 2, 2014	February 3, 2013
Assets
Current assets:
Cash	$2,230	$3,160
Receivables	12,305	13,187
Inventories	162,670	166,671
Prepaid expenses	3,824	3,767
Deferred income taxes	—	3,081
Property held for sale	568	568
Total current assets	181,597	190,434

Property and equipment, at cost:
Land and land improvements	5,543	5,648
Buildings and building improvements	15,245	10,499
Furniture, fixtures and equipment	78,776	74,066
Transportation equipment	1,009	988
Leasehold improvements	19,715	21,138
Construction work in progress	1,445	5,083
Total property and equipment	121,733	117,422
Less accumulated depreciation and amortization	84,805	81,794
Net property and equipment	36,928	35,628

Property under capital leases	24,957	26,972
Less accumulated amortization	10,424	11,476
Net property under capital leases	14,533	15,496

Deferred income taxes — non current	41	1,693
Other non-current assets	1,994	624
Total assets	$235,093	$243,875

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of capital lease obligations	$523	$580
Accounts payable	28,817	39,220
Accrued income tax	108	—
Accrued salaries and commissions	3,361	3,111
Accrued taxes other than income taxes	4,741	5,046
Self-insurance claim reserves	4,493	4,429
Deferred income taxes	41	—
Other current liabilities	3,935	4,429
Total current liabilities	46,019	56,815

Notes payable under revolving loan	92,540	63,446
Capital lease obligations - less current maturities	15,345	15,936
Deferred gain on leases	2,666	3,053
Other noncurrent liabilities	2,381	2,462
Total liabilities	158,951	141,712

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,162 shares issued and outstanding, both fiscal years	1	1
Additional paid-in capital	36,937	36,533
Retained earnings	39,204	65,629
Total stockholders’ equity	76,142	102,163
Total liabilities and stockholders’ equity	$235,093	$243,875
______________________________________
See accompanying notes to financial statements.

ALCO Stores, Inc.
Statements of Operations
Fiscal Years ended February 2, 2014 and February 3, 2013
(dollars in thousands, except per share amounts)

	52 Weeks Ended February 2, 2014	53 Weeks Ended February 3, 2013
Net sales	$474,052	$481,788
Cost of sales	338,271	335,721

Gross margin	135,781	146,067

Selling, general and administrative	141,029	131,279
Depreciation and amortization expenses	10,421	8,739

Total operating expenses	151,450	140,018

Operating income (loss)	(15,669)	6,049

Interest expense	3,834	3,477

Earnings (loss) from continuing operations before income taxes	(19,503)	2,572

Income tax expense	5,033	667

Earnings (loss) from continuing operations	(24,536)	1,905

Loss from discontinued operations, net of income tax benefit of $0.0 million in fiscal 2014 and $0.4 million in fiscal 2013	(1,889)	(598)
Net earnings (loss)	$(26,425)	$1,307

Earnings (loss) per share
Basic
Continuing operations	$(7.53)	$0.52
Discontinued operations	(0.58)	(0.16)

Net earnings (loss) per share	$(8.11)	$0.36

Earnings (loss) per share
Diluted
Continuing operations	$(7.53)	$0.52
Discontinued operations	(0.58)	(0.16)

Net earnings (loss) per share	$(8.11)	$0.36
______________________________________
See accompanying notes to financial statements.

ALCO Stores, Inc.
Statements of Stockholders’ Equity
Fiscal Years ended February 2, 2014 and February 3, 2013
(dollars in thousands, except share amounts)

	Common stock shares outstanding	Common stock	Additional paid-in capital	Retained earnings	Total stockholders’ equity

Balance, January 29, 2012	3,842,744	$1	$40,115	$64,322	$104,438

Net income for the year ended February 3, 2013	—	—	—	1,307	1,307

Shares issued	346	—	—	—	—

Shares repurchases	(584,928)	—	(3,963)	—	(3,963)

Share-based compensation	—	—	381	—	381

Balance, February 3, 2013	3,258,162	$1	$36,533	$65,629	$102,163

Net loss for the year ended February 2, 2014	—	—	—	(26,425)	(26,425)

Share-based compensation	—	—	404	—	404

Balance, February 2, 2014	3,258,162	$1	$36,937	$39,204	$76,142
______________________________________
See accompanying notes to financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
Fiscal Years ended February 2, 2014 and February 3, 2013
(dollars in thousands)

	52 Weeks 2014	53 Weeks 2013

Cash flows from operating activities:
Net earnings (loss)	$(26,425)	$1,307
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Depreciation and amortization	10,545	8,902
Loss on sale of assets	337	141
Share-based compensation	404	381
Deferred income tax expense, net	4,774	191
Changes in:
Receivables	(74)	(2,853)
Prepaid expenses	(57)	(164)
Inventories	4,001	(10,457)
Accounts payable	(10,404)	12,524
Accrued income tax	108	—
Accrued salaries and commissions	250	(873)
Accrued taxes other than income	(305)	201
Self-insured claims reserves	64	317
Other assets and liabilities	(1,376)	(174)
Net cash provided by (used) in operating activities	(18,158)	9,443

Cash flows from investing activities:
Proceeds from the sale of assets	90	145
Acquisition of property and equipment	(11,308)	(15,557)
Net cash used in investing activities	(11,218)	(15,432)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	196,587	186,390
Repayments on revolving loan credit agreement	(167,493)	(175,007)
Principal payments under capital lease obligations	(648)	(762)
Payments for repurchase of stock	—	(3,963)
Net cash provided by financing activities	28,446	6,658

Net increase (decrease) in cash and cash equivalents	(930)	669
Cash at beginning of year	3,160	2,491

Cash at end of year	$2,230	$3,160
______________________________________

Supplemental cash flow information:
Increase in property under capital lease	$—	$(3,902)
Increase in capital lease obligations	—	3,902
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	2,415	2,089
Net income tax paid	$(140)	$(110)

See accompanying notes to financial statements.

ALCO STORES, INC.
Notes to Financial Statements
February 2, 2014 and February 3, 2013
(dollars in thousands, except for share and per share amounts)

1.	Summary of Significant Accounting Policies

(a) Nature of Business

The Company is engaged in the business of retailing general merchandise throughout the central portion of the United States of America through broad line department store outlets. Merchandise is purchased for resale from many vendors. The Company has a partnership with Associated Wholesale Grocer, (“AWG”), whereby the Company purchases several categories of product through AWG.

(b) Basis of Presentation

The Company’s fiscal year ends on the Sunday nearest to January 31. Fiscal years 2014 and 2013 consisted of 52 weeks and 53 weeks, respectively.

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

For fiscal years 2014 and 2013 depreciation and amortization was $10.5 million and $8.9 million, respectively. The fiscal 2014 increase in depreciation includes impairment charges of $1.4 million related to planned store closures.

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

(k) Long-lived Assets

Whenever events and circumstances indicate that the carrying value of certain long-lived assets may be impaired, the Company reviews such assets for impairment at the lowest level for which there are identifiable cash flows, usually at the store level. The carrying amount of certain assets is compared with the expected undiscounted future cash flows to be generated by those assets over their estimated remaining economic lives. If the undiscounted cash flows are less than the carrying amount of the assets, the assets are written down to fair value. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses or a projection that demonstrates continuing losses associated with the use of a long-lived asset, or significant changes in a manner of use of the assets due to changes in business strategies or competitive environment. Additionally, when a commitment is made to close a store in a period beyond the quarter in which the closure commitment is made, it is the long-lived assets associated with the store are reviewed for impairment and depreciable lives are adjusted. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. Actual results could vary from management estimates. During fiscal 2014, an asset impairment of $1.4 million was recorded attributable to previously announced store closures, not finalized as of February 2, 2014.

The Company had $0.6 million classified as excess land held for sale as of both February 2, 2014 and February 3, 2013. These properties are recorded at their estimated net realizable value, net of disposal costs. Management believes the assets held for sale could be sold within the next 12 months.

(l) Store Closings and Discontinued Operations

A provision for store closure expense is recorded when the Company discontinues using the facility. There was no liability for store closure expense for fiscal years 2014 and 2013.

The Company has determined that generally each store is a component of the entity and that for each closed store (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component after the store is closed. This is a result of the Company’s stores being geographically dispersed. The results of operations for stores that have been closed by the Company (8 and 4 in fiscal years 2014 and 2013, respectively) have been reclassified to discontinued operations in the accompanying statements of operations for all periods presented. The Company does not allocate interest expense to discontinued operations. The liability recognized for costs associated with store closing is primarily related to future lease costs (net of estimated sublease income), and is accrued and charged to income when the Company ceases to use the leased location.

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

(n) Advertising Costs

The Company expenses advertising costs as incurred. The Company records payments from vendors representing reimbursements of specific identifiable costs as a reduction of that cost. Advertising expenses of $11.1 million and $11.6 million in fiscal 2014 and 2013, respectively, are included in selling, general and administrative expenses in the statements of operations. Advertising reimbursements from vendors, partially offset advertising expenses, were $3.5 million and $6.2 million for fiscal years 2014 and 2013, respectively. The costs of production and distribution of newspaper circulars made up the majority of our advertising costs in both years.

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

Under the Facility, the Company can request an increase of up to $25.0 million. On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved a request to increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million. Except for the Commitment Increase, the Facility remains unchanged and in full force and effect.

Including the Commitment Increase, the revolving loan credit facility provides up to $130 million of financing in the form of notes payable. The loan agreement expires July 20, 2016. The revolving loan note payable of $89.5 million together with outstanding letters of credit at February 4, 2014, resulted in an available line of credit at that date of approximately $18.2 million, subject to a borrowing base calculation. Loan advances are secured by a security interest in the Company’s inventory and credit card receivables. The loan agreement contains various restrictions that are applicable when outstanding borrowings exceed $110.5 million, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payments of dividends. The Company’s loan agreement contains various covenants including limitations on additional indebtedness and certain financial tests, as well as various subjective acceleration clauses. The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

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

On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the “Amendment”) to its Credit Agreement with Wells Fargo National Association, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1,000,000 in the aggregate in each Fiscal Year. Under the Credit Agreement, “Equity Interests” is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person. Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K.. Except to the extent specifically set forth in Wells Fargo’s Consent, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Credit Agreement is intended or implied.

Notes payable outstanding at February 4, 2014 and February 3, 2013 under the revolving loan credit facility aggregated $89.5 million and $63.4 million, respectively. The lender had also issued letters of credit aggregating $9.1 million and $8.6 million, respectively, at such dates on behalf of the Company. The interest rates on the outstanding borrowings at February 4, 2014 were 2.1875% on $72.0 million of the outstanding balance and 4.25% on the remaining $17.5 million. The Company had additional borrowings available at February 4, 2014 under the revolving loan credit facility amounting to approximately $18.2 million.

Interest expense on notes payable and long-term debt, excluding capital lease obligations, aggregated $2.5 million and $2.2 million during fiscal years 2014 and fiscal 2013, respectively.

4.	Employee Benefits

Effective November 1, 2010, the Company’s Board of Directors elected to suspend the Company match of employees 401(K) contributions. Historically, the Company matched employee contributions up to half of the first 4% of compensation contributed by the employee. Contributions by the Company vest with the participants over a seven-year period.

5.	Self-Insurance Claim Reserves

Changes to the self-insurance reserves for fiscal years 2014 and 2013 are as follows:

	2014	2013
Beginning balance	$4,429	4,112
Reserve additions	2,190	2,447
Claims paid	(2,126)	(2,130)
Ending balance	$4,493	4,429

6.	Leases

The Company is lessee under long-term capital leases expiring at various dates. The components of property under capital leases as of February 2, 2014 and February 3, 2013 are as follows:

	2014	2013
Buildings	$13,141	14,350
Fixtures	4,958	5,764
Software	6,858	6,858
	24,957	26,972
Less accumulated amortization	10,424	11,476
Net property under capital leases	$14,533	15,496

The Company also has non-cancelable operating leases, primarily for buildings, that expire at various dates.

Future minimum lease payments under all non-cancelable leases, together with the present value of the net minimum lease payments pursuant to capital leases, as of February 2, 2014 are as follows:

	Capital Leases		Operating Leases
Fiscal year:
	$
2015		1,802	18,777
2016		1,754	17,156
2017		1,755	15,388
2018		1,726	13,968
2019		1,711	12,801
Later years		20,902	40,675
Total minimum lease payments		29,650	$118,765
Less amount representing interest		13,782
Present value of net minimum lease payments		15,868
Less current maturities		523
Capital lease obligations, less current maturities		$15,345

Minimum payments do not include contingent rentals, which may be paid under certain store leases on the basis of percentage of sales in excess of stipulated amounts. There were no contingent rentals applicable to capital leases for fiscal years 2014 and 2013.

The interest on capital lease obligations was $1.3 million for both fiscal years 2014 and 2013.

The following schedule presents the composition of total rent expense for all operating leases for fiscal 2014 and 2013:

	2014	2013
Minimum rentals	$18,461	19,008
Contingent rentals	1,122	1,318
Less sublease rentals	(64)	(32)
	$19,519	20,294

7. Income Taxes

The Company’s income tax expense (benefit) consists of the following for fiscal years 2014 and 2013:

	2014	2013

Income tax expense allocated to continuing operations	$5,033	667

Income tax benefit allocated to discontinued operations	—	(356)
Total income tax expense	$5,033	311

Income tax expense (benefit) attributable to continuing operations for fiscal years 2014 and 2013 consists of:

	Current	Deferred	Total
2014:
Federal	$(113)	3,973	3,860
State	155	1,018	1,173
	42	4,991	5,033
2013:
Federal	108	236	344
State	123	200	323
	$231	436	667

Income tax expense attributable to continuing operations was $5.0 million and $0.7 million for fiscal years 2014 and 2013, respectively, and differs from the amounts computed by applying the Federal statutory income tax rate of 34% as a result of the following:

	2014	2013
Computed “expected” tax expense	$(6,775)	872
State income taxes, net of the Federal income tax benefit	(341)	199
Adjustment for prior period taxes	(27)	(110)
Federal employment credits	(405)	(393)
Share-based compensation	62	53
Other, net	107	46
Valuation allowance	12,998	—
Other deferred tax adjustment	(586)	—
	$5,033	667

The Company’s effective income tax rate from continuing operations for February 2, 2014 and February 3, 2013 is (25.8)% and 24.2%, respectively. The fiscal 2014 effective tax rate differs from the federal statutory rate, due primarily to federal employment credits, state income taxes and the recording of a valuation allowance.

The Company recorded the valuation allowance on its net deferred tax assets as a result of losses from operations, to the extent the Company was in a cumulative loss position for the three year period ending February 2, 2014. Based on this assessment, the Company could not support the realization of its net deferred tax assets in future periods, and the remaining net deferred tax assets were written off. Management will continue to evaluate all of the positive and negative evidence in the future and will make a determination as to whether it is more likely than not that its net deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The fiscal 2013 effective tax rate differs from the federal statutory rate due primarily to federal employment credits and state income taxes. The Company had no valuation allowance as of February 3, 2013 due to history of earnings and cumulative income in recent years.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at February 2, 2014 and February 3, 2013 are presented below:

	2014	2013
Deferred tax assets:
Capital leases	$536	384
Other assets	395	412
Insurance reserves	1,009	1,041
Vacation and sick pay accrual	450	436
Stock options	331	238
Inventory	1,268	1,202
Deferred gain on property and equipment	1,034	1,149
Deferred Rent	900	896
Net operating loss carryforwards	10,435	1,606
Credit carryforwards	3,785	3,236
	20,143	10,600
Less valuation allowance	(13,518)	—
Total deferred tax assets	6,625	10,600

Deferred tax liabilities:
Property and equipment, due to differences in depreciation	4,786	3,890
Property taxes	100	88
481 (a) adjustments	—	255
Dividend income	1,131	649
Other liabilities	608	728
Total deferred tax liabilities	6,625	5,610

Net deferred tax asset	$—	4,990
______________________________________

At February 2, 2014, the Company has total federal and state net operating loss carryforwards of $25.2 million and $28.7 million, respectively, which are available to offset future taxable income. The federal net operating loss carryforwards will begin expiring in fiscal 2031. The state net operating loss carryforwards have various expiration dates beginning in fiscal 2016. The Company also has federal credits available in the amount of $3.8 million to offset future federal income tax. Approximately $3.5 million of these credits will begin to expire in fiscal year 2029, and the remaining credits have no expiration.

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining whether a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

As of February 2, 2014 and February 3, 2013 the Company did not have any unrecognized tax benefits. Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected as interest expense. No interest or penalties were recognized in the current period.

The statute of limitations for the Company’s federal income tax returns is open for fiscal 2011 through fiscal 2014. The Company files in numerous state jurisdictions with varying statutes of limitation. The Company’s state returns are subject to examination by the taxing authority for fiscal 2010 through 2014 or fiscal 2011 through fiscal 2014, depending on each state’s statute of limitations.

On September 13, 2013, the IRS and United States Treasury Department released final and re-proposed tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property, including the tax treatment of, among other things, materials and supplies, dispositions of property under the Modified Accelerated Cost Recovery System, general asset accounts and the determination of whether expenditures with respect to tangible property are a deductible repair or must be capitalized. The regulations are generally effective for tax years beginning on or after January 1, 2014, but may be adopted in earlier years under certain circumstances. On January 24, 2014, the IRS issued transition guidance that provides the procedures for taxpayers to change their method of accounting to comply with the regulations. We intend to adopt the guidance effective February 3, 2014. We do not expect the adoption of the regulations to have a material impact on our consolidated financial statements.

8.	Stockholders’ Equity

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

The Company had not repurchased additional shares, subsequent to February 3, 2013.

9.	Earnings Per Share

The following is a reconciliation of the outstanding shares utilized in the computation of earnings per share:

	2014	2013

Weighted average shares outstanding (basic)	3,258,162	3,634,235

Effect of dilutive options to purchase common stock	—	—

As adjusted for diluted calculation	3,258,162	3,634,235

The anti-dilutive effect of 397,500 and 346,000 stock options has been excluded from diluted weighted average shares outstanding for the fiscal years ended February 2, 2014 and February 3, 2013, respectively.

10.	Share-Based Compensation

Share-based payments consist of stock option grants. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

Total share-based compensation (a component of selling and general and administrative expenses) is summarized as follows:

	2014	2013

Share-based compensation expense before income taxes	$404	381
Income tax benefits	—	(73)

Share-based compensation expense net of income tax benefits	$404	308

Effect on:
Basic earnings per share	$0.12	0.08
Diluted earnings per share	$0.12	0.08

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

Equity Incentive Plan

On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "Plan"), which is administered by the Compensation Committee of the Company's Board of Directors. Under the Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, awards and rights to officers, key employees and consultants of the Company; provided however, the Company's directors are not permitted to be participants in the Plan. According to the terms of the Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant. The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100,000. In the event that the foregoing results in a portion of an option exceeding the $100,000 limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the Plan. At February 2, 2014, the Company had 392,500 remaining shares authorized for future option grants. The 2012 Plan will expire on June 27, 2022.

Under our 2003 Incentive Stock Option Plan, options may be granted to officers and key employees, not to exceed 500,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $100. In the event that the foregoing results in a portion of an option exceeding the $100 limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option. At February 2, 2014, the Company had 275,875 remaining shares authorized for future option grants. Upon exercise, the Company issues these shares from the unissued shares authorized.

Under our Non-Qualified Stock Option Plan for Non-Management Directors, options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares. According to the terms of the plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant. The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur. All options under the plan shall be non-qualified stock options. As of February 2, 2014, the Company had 76,457 shares remaining to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

	2014	2013

Expected price volatility	47.11%	48.23%

Risk-free interest rate	0.60%	0.59%

Weighted average expected lives in years	7.4	7.2

Dividend yield	0.00%	0.00%

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

A summary of stock option activity for the Company’s most recent fiscal year is as follows:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term Years	Aggregate Intrinsic Value (in thousands)

Outstanding February 3, 2013	346,000	$12.47	3.0	$—

Granted	129,500	9.97

Exercised	—	—

Forfeited/Expired	(78,000)	13.26

Outstanding February 2, 2014	397,500	$11.50	4.1	$—

Vested and expected to vest at February 2, 2014	292,799	$11.89	4.0	$—

Exercisable at February 2, 2014	152,624	$13.25	1.8	$—

The Company recognizes expense for its share-based payments based on the fair value of the awards at grant date. The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price on February 2, 2014 and the option respective exercise price, multiplied by the number of in-the-money options as of February 2, 2014. As of February 2, 2014, total estimated unrecognized share-based compensation related to non-vested stock options is $0.5 million with a weighted average recognition period of 2.4 years.

Other information relative to option activity during the fiscal years ended February 2, 2014 and February 3, 2013 is as follows:

	2014	2013

Weighted Average Grant Date Fair Value of Stock Options Granted (per share)	$4.69	3.92

Total Fair Value of Stock Options Vested	361	489

Total Intrinsic Value of Stock Options Exercised	—	—

11.	Seasonality and Quarterly Results (Unaudited)

The following table sets forth the Company’s net sales, gross margin, earnings (loss) from continuing operations and net earnings (loss) during each quarter of fiscal years 2014 and 2013:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014	Net sales	$114.0	122.5	106.7	130.9
	Gross margin	33.7	38.7	27.9	35.5
	Earnings (loss) from continuing operations	(1.6)	0.6	(16.1)	(7.5)
	Net earnings (loss)	(1.7)	0.5	(16.6)	(8.6)
	Net earnings (loss) per share (1):
	Basic	(0.51)	0.15	(5.08)	(2.65)
	Diluted	(0.51)	0.15	(5.08)	(2.65)

Fiscal 2013	Net sales	$113.8	118.4	105.9	143.6
	Gross margin	33.6	38.8	32.9	40.7
	Earnings (loss) from continuing operations	(1.0)	2.1	(1.1)	2.0
	Net earnings (loss)	(1.3)	2.0	(1.4)	2.0
	Net earnings (loss) per share (1):
	Basic	(0.34)	0.52	(0.37)	0.61
	Diluted	(0.34)	0.52	(0.37)	0.61
______________________________________

(1)	Earnings per share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in fiscal years 2014 and 2013 may not equal the total computed for the year.

12.	Business Operations

The Company’s business activities consist of the operation of retail stores. The Company initiated a transactional web site during November 2011. Based on its insignificant results of operation, the transactional website has been aggregated with the operating results of the Company’s ALCO stores.

The Company has many suppliers with which it conducts business. The Company has a partnership with AWG, whereby the Company purchases several categories of product through AWG.

For fiscal 2014, AWG comprised approximately 26% of the Company’s total purchases, as compared to approximately 27% during fiscal 2013. The Company believes that its relationships with its suppliers are good, but a change in the relationship with AWG would potentially cause the Company to incur increases in its cost of certain merchandise.

For fiscal years 2014 and 2013 the percentages of sales by product category were as follows:

	2014	2013
Merchandise Category:
Consumables and commodities	34%	34%
Hardlines	34%	34%
Apparel and accessories	15%	15%
Home furnishings and décor	17%	17%
Total	100%	100%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2014 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2013.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of Independent Registered Pubic Accounting Firm

 Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

For information with respect to the Company’s Directors, the Board of Directors’ Audit Committee, the Board of Directors’ Nominating Committee and the written code of ethics, see the information provided in the “Proposal One — Election of Directors”, “Information About Directors Nominees”, “Information about the Nominating Committee”, “Code of Ethics” and “Certain Information Concerning the Board and Its Committees” sections of the Proxy Statement for the 2014 Annual Meeting of Stockholders, which information is incorporated herein by reference. For information with respect to Section 16 reports, see the information provided in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2013 Annual Meeting of Stockholders, which information is incorporated herein by reference.

The Company’s executive officers as of May 5, 2014, are as follows:

Name	Age	Position
Richard E. Wilson	53	President - Chief Executive Officer
Wayne S. Peterson	56	Senior Vice President - Chief Financial Officer
Tom L. Canfield	60	Senior Vice President – Logistics/Administration Officer
Brent Streit	47	Senior Vice President, Marketing & Ecommerce
Ricardo Clemente	41	Senior Vice President, Operations and Human Resource

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

Tom L. Canfield, Jr. has served as Senior Vice President – Logistics/Administration Officer since 2006. From, 1973 to 2006, Mr. Canfield served in various capacities with the Company. Mr. Canfield has approximately 40 years of experience in the retail industry.

Brent A. Streit was promoted to Senior Vice President, Marketing & Ecommerce July 6, 2012. Mr. Streit joined the Company in 2001 as a buyer and has held increasingly responsible positions in supply chain management, marketing and business development. Mr. Streit has more than 20 years of retail experience.

Ricardo Clemente was promoted to Senior Vice President of Store Operations, Loss Prevention, and Human Resource May 30, 2013. Mr. Clemente joined the Company on February 28, 2011 as a District Manager and held increasingly responsible positions in Operations and Human Resources. Mr. Clemente has more than 20 years of experience in retailing.

ITEM 11.	EXECUTIVE COMPENSATION

The Registrant’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders contains under the caption “Executive Compensation and Other Information” the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Registrant’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders, contains under the caption “Security Ownership of Certain Beneficial Owners, Directors and Management” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Registrant’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders, contains under the captions “Related Party Transactions” and “Certain Information Concerning the Board and Its Committees” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant’s Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders, contains under the caption “Ratification of Selection of Independent Public Accountants” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

10.49	Stock Option Award to Royce Winsten, the chairman of the Board of Directors, incorporated herein by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K dated May 31, 2013.

10.50	Stock Option Agreement between the Company and Royce Winsten dated July 1, 2013 incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.51	Stock Option Agreement between the Company and Terrence M. Babilla dated July 1, 2013 incorporated herein by reference to Exhibit 10.51 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.52	Stock Option Agreement between the Company and Dennis E. Logue dated July 1, 2013 incorporated herein by reference to Exhibit 10.52 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.53	Stock Option Agreement between the Company and Lolan C. Mackey dated July 1, 2013 incorporated herein by reference to Exhibit 10.53 to the Company’s Current Report on Form 8-K dated July 8, 2013.

10.54	Agreement and Plan of Merger dated July 25, 2013 incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K dated July 25, 2013.

12	Schedule of change in same-store sales and same-store gross margin dollars.

18.1	Retail Accounting Change Preferability Letter from Independent Registered Public Accounting Firm is incorporated by reference to the Company’s Annual Report on Form 10-K dated April 13, 2012.

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton, LLP

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated May 5, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated May 5, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated May 5, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated May 5, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCO STORES, INC.
by	/s/ Richard E. Wilson
President and Chief Executive Officer

Dated: May 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	May 5, 2014
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Wayne S. Peterson	May 5, 2014
Wayne S. Peterson
Senior Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terrence M. Babilla	May 5, 2014
Terrence M. Babilla
Director

/s/ Dennis E. Logue	May 5, 2014
Dennis E. Logue
Director

/s/ Lolan C. Mackey	May 5, 2014
Lolan C. Mackey
Director

/s/ Royce L. Winsten	May 5, 2014
Royce L. Winsten
Director - Chairman of Board