Form 10-Q
period 2014-05-04
ALCO STORES INC
filed 2014-06-18
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2014
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

Common Stock, $0.0001 par value, outstanding as of June 17, 2014:  3,258,162 shares

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)

	May 4, 2014	February 2, 2014
Assets	(Unaudited)
Current assets:
Cash	$1,434	$2,230
Receivables	14,243	12,305
Inventories	165,751	162,670
Prepaid expenses	3,519	3,824
Property held for sale	568	568
Total current assets	185,515	181,597

Property and equipment, at cost:
Land and land improvements	6,265	5,543
Buildings and building improvements	15,245	15,245
Furniture, fixtures and equipment	78,790	78,776
Transportation equipment	1,009	1,009
Leasehold improvements	19,715	19,715
Construction work in progress	1,700	1,445
Total property and equipment	122,724	121,733
Less accumulated depreciation and amortization	86,531	84,805
Net property and equipment	36,193	36,928

Property under capital leases	24,957	24,957
Less accumulated amortization	10,648	10,424
Net property under capital leases	14,309	14,533

Deferred income taxes — non current	41	41
Other non-current assets	2,292	1,994
Total assets	$238,350	$235,093

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of equipment financing	$282	$—
Current maturities of capital lease obligations	501	523
Accounts payable	46,435	28,817
Accrued income tax	98	108
Accrued salaries and commissions	2,722	3,361
Accrued taxes other than income taxes	4,836	4,741
Self-insurance claim reserves	4,639	4,493
Deferred income taxes	41	41
Other current liabilities	3,109	3,935
Total current liabilities	62,663	46,019

Notes payable under revolving loan	85,229	92,540
Notes payable equipment financing	1,798	—
Capital lease obligations - less current maturities	15,225	15,345
Deferred gain on leases	2,570	2,666
Other noncurrent liabilities	2,722	2,381
Total liabilities	170,207	158,951

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,162 shares issued and outstanding, respectively	1	1
Additional paid-in capital	37,071	36,937
Retained earnings	31,071	39,204
Total stockholders’ equity	68,143	76,142
Total liabilities and stockholders’ equity	$238,350	$235,093

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Net sales	$104,708	$109,173
Cost of sales	74,269	76,887

Gross margin	30,439	32,286

Selling, general and administrative	32,358	31,198
Depreciation and amortization expenses	1,943	2,026

Total operating expenses	34,301	33,224

Operating loss	(3,862)	(938)

Interest expense	967	1,053

Loss from continuing operations before income taxes	(4,829)	(1,991)

Income tax benefit	—	(742)

Loss from continuing operations	(4,829)	(1,249)

Loss from discontinued operations, net of income tax benefit of $0 and $0.3 in 2015 and 2014, respectively	(3,304)	(419)
Net loss	$(8,133)	$(1,668)

Loss per share
Basic
Continuing operations	$(1.48)	$(0.38)
Discontinued operations	(1.01)	(0.13)

Net loss per share	$(2.49)	$(0.51)

Loss per share
Diluted
Continuing operations	$(1.48)	$(0.38)
Discontinued operations	(1.01)	(0.13)

Net loss per share	$(2.49)	$(0.51)

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013

Cash flows from operating activities:
Net loss	$(8,133)	$(1,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,948	2,181
Gain on sale of assets	—	—
Share-based compensation expense	134	140
Deferred income tax expense	—	(1,110)
Changes in:
Receivables	(1,937)	405
Prepaid expenses	306	308
Inventories	(3,081)	(23,944)
Accounts payable	17,620	18,995
Accrued salaries and commissions	(639)	23
Accrued taxes other than income	95	363
Self-insured claims reserves	146	(343)
Income taxes payable	(10)	—
Other assets and liabilities	(880)	(2,222)
Net cash provided by (used in) operating activities	5,569	(6,872)

Cash flows from investing activities:
Proceeds from the sale of assets	42	—
Acquisition of property and equipment	(1,035)	(1,383)
Net cash used in investing activities	(993)	(1,383)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	24,541	51,093
Repayments on revolving loan credit agreement	(31,852)	(42,912)
Proceeds from equipment financing	2,281	—
Repayments on equipment financing	(201)	—
Principal payments under capital lease obligations	(141)	(163)
Net cash provided by (used in) financing activities	(5,372)	8,018

Net decrease in cash and cash equivalents	(796)	(237)
Cash at beginning of period	2,230	3,160

Cash at end of period	$1,434	$2,923

Supplemental cash flow information:
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	$588	$655
Net income tax paid	$10	$101

See accompanying notes to unaudited financial statements.

ALCO STORES, INC.
Notes to Unaudited Financial Statements
(dollars in thousands, except share data and per share amounts)

(1)	Basis of Presentation

The accompanying unaudited financial statements of ALCO Stores, Inc. (the "Company") are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in the Company's fiscal 2014 Annual Report on Form 10-K. In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the interim periods. Because the Company’s business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

The Company’s fiscal year ends on the Sunday nearest to January 31.  Fiscal years 2015 and 2014 consist of 52 weeks, further consisting of four thirteen week periods, with each period referred to as a quarter.  The thirteen week periods ended May 4, 2014 and May 5, 2013 are referred to herein as the first quarter of fiscal 2015 and 2014, respectively.

Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation.  Same-stores also include the Company’s transactional website.

Non same-stores are those stores which have not reached their fourteenth month of operation.

The depreciation and amortization amounts from the Statements of Operations may not agree to the related amounts in the Statements of Cash Flows due to the fact that a portion of the depreciation and amortization is included in loss from discontinued operations, net of income tax benefit in the Statements of Operations.

(2)	Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending January 28, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Financial Statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted, or the beginning of the fiscal year ending January 31, 2016 for the Company. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's Financial Statements.

(3)	Share-Based Compensation

The Company recognizes compensation expense for its share-based payments based on the fair value of the awards at grant date.  Share-based payments consist of stock option grants and the related compensation cost is recognized over the requisite service period of the award.

Total share-based compensation expense (a component of selling, general and administrative expenses) is summarized as follows:

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013

Share-based compensation expense before income taxes	$134	140
Income tax benefit	—	(53)

Share-based compensation expense net of income tax benefit	$134	87

Effect on:
Basic earnings per share	$0.04	0.03
Diluted earnings per share	$0.04	0.03

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Equity Incentive Plan

In May 2003, the stockholders approved the 2003 ALCO Stores, Inc. Incentive Stock Option Plan and such plan was amended in 2010 to permit optionees to make a cashless, net exercise of their stock options (the 2003 ALCO Stores, Inc. Incentive Stock Option Plan, as amended is hereinafter referred to as the “2003 Plan”).  There are 500,000 shares of Common Stock authorized for issuance upon exercise of options under the 2003 Plan.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million.  In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At May 4, 2014, the Company had 280,875 remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized. The 2003 Plan had a term of ten years and options could no longer be granted under the 2003 Plan after May 2013. Therefore, the Compensation Committee created a new stock option plan that was voted upon by the Company’s stockholders during the 2012 annual meeting to replace the 2003 Plan.

On June 27, 2012, the Company's stockholders approved the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which is administered by the Compensation Committee of the Company's Board of Directors.  Under the 2012 Plan, the Company may grant up to 500,000 shares of Company stock in the form of stock options, restricted stock, stock appreciation rights and other stock awards to officers, key employees and consultants of the Company and its affiliates; provided however, the Company's directors are not permitted to be participants in the 2012 Plan.  The Compensation Committee has broad discretion to administer the 2012 Plan, interpret its provisions, and adopt policies for implementing purposes of the 2012 Plan.  This discretion includes the power to select the persons who will receive awards, determine the form, terms and conditions of any such awards, and interpret, construe and apply such terms and conditions. According to the terms of the 2012 Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain Company events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of the outstanding voting stock of the Company, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million. In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of the Company's stock may be awarded in a single calendar year to any individual participating in the 2012 Plan.  At May 4, 2014, the Company had 402,500. remaining shares authorized for future option grants.  Upon exercise, the Company issues these shares from the unissued shares authorized.  The 2012 Plan will expire on June 27, 2022.

Under our Non-Qualified Stock Option Plan for Non-Management Directors (the “Director Plan”), options may be granted to Directors of the Company who are not otherwise officers or employees of the Company, not to exceed 200,000 shares.  According to the terms of the Director Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain Company events occur.  All options under the Director Plan shall be non-qualified stock options. At May 4, 2014, the Company had 76,457 remaining shares to be issued under this plan. Upon exercise, the Company will issue these shares from the unissued shares authorized.

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

	Fiscal 2014 Ended	Thirteen Week Periods Ended
	February 2, 2014	May 4, 2014		May 5, 2013
Stock options granted	129,500	—		—

Weighted average exercise price	$9.97	$—		$—

Weighted average grant date fair value (per share)	$4.69	$—		$—

Expected price volatility	47.11%	N/A	%	N/A	%

Risk-free interest rate	0.60%	N/A	%	N/A	%

Weighted average expected lives in years	7.4	N/A		N/A

Dividend yield	0.0%	N/A	%	N/A	%

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

As of May 4, 2014, total unrecognized share-based compensation expense related to non-vested stock options is $0.4 million with a weighted average expense recognition period of 2.6 years.

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

During fiscal 2014, the Company recorded a valuation allowance on its net deferred tax assets as a result of cumulative losses from operations during the most recent three year periods.  The cumulative operating results during the thirty-six months ended May 4, 2014 resulted in a loss.  As such, the Company recorded no provision for federal income taxes for the quarter ended May 4, 2014 as cumulative losses were negative for the cumulative three year period.

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

The Company is continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible personal property and recovery of basis upon disposition.  Given that Revenue Procedures were issued in late January of 2014, the Company is determining whether or not any changes in an accounting method are required.  Presently, the Company does not anticipate a material impact on its financial statements.

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

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Basic	3,258,162	3,258,162
Diluted	3,258,162	3,258,162

The anti-dilutive effect of 382,500 and 316,000 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week periods ended May 4, 2014 and May 5, 2013, respectively.

(7)	Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, the Company reclassifies historical operating results from continuing operations to discontinued operations.  The Company closed 14 stores during the first quarter of fiscal 2015, whereas the Company did not close any stores during the first quarter of fiscal 2014.

Summarized financial information for discontinued operations for the thirteen weeks ended May 4, 2014 and May 5, 2013 is presented below.

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Net sales	$3,177	8,347
Cost of sales	4,753	6,166
Gross margin	(1,576)	2,181
Selling, general and administrative	1,728	2,903
Loss before income taxes	(3,304)	(722)
Income tax benefit	—	(303)
Net loss	$(3,304)	(419)

(8)	Long-Term Debt

On July 21, 2011, the Company entered into a five-year revolving Credit Agreement (the “Facility”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively, the “Lender”).  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and expires July 20, 2016.  Additional costs paid to Lender in connection with the new facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

Based on the Company’s average excess availability, the amount advanced to the Company on any Base Rate Loan (as such term is defined in the Facility) bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Lender as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Facility) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Facility).  The Facility contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payment of dividends.

On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the “Amendment”) to its Credit Agreement with the Lender, amending Section 7.06(c) of the Credit Agreement to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1.0 million in the aggregate in each fiscal year.  Under the Facility, “Equity Interests” is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in the Amendment, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Facility is intended or implied.

On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved to request an increase the revolving credit commitments of the Company by $10.0 million (the “Commitment Increase”); thereby, increasing the overall Facility from $120.0 million to $130.0 million.  Except for the Commitment Increase, and as discussed below, the Facility remains unchanged and in full force and effect.

On May 30, 2014, the Company closed on an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association (“Wells Fargo”).  The Amended Credit Agreement amends and restates the Facility and extends credit to the Company in an aggregate principal amount of up to $142.5 million. The Amended Credit Agreement is for an extended term through 2019 and provides access to additional availability of approximately $17.5 million. The additional availability will be collateralized by certain Company assets including, but not limited to, five Company owned properties and expanded access to inventory assets. As part of the negotiation of the Amended Credit Agreement, the Company pledges certain collateral to Wells Fargo under the terms of an Amended and Restated Security Agreement that was executed as part of the closing on the Amended Credit Agreement on May 30, 2014 (the “Amended Security Agreement”).

Notes payable outstanding at May 4, 2014 and May 5, 2013 under the Amended Credit Agreement aggregated $85.2 million and $71.6 million, respectively.  Wells Fargo had also issued letters of credit aggregating $9.2 million and $8.2 million, respectively, at such dates on behalf of the Company.  The interest rates on the outstanding borrowings at May 4, 2014 were 2.19% on $80.0 million of the outstanding balance and 4.25% on the remaining $5.2 million.  The Company had additional borrowings available at May 6, 2014 under the Amended Credit Agreement amounting to approximately $24.2 million

The Company entered into an equipment financing arrangement with a third party which was finalized on February 3, 2014 whereby certain equipment was sold and subsequently leased back. The company accounts for the lease using the financing method. Under the financing method, the Company accounts for the equipment subject to lease as an asset and the lease payments as interest on the financing obligation.  As of May 4, 2014, the outstanding balance on the financing obligation was $2.1 million and the implicit interest rate was 22.6%.

Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $0.6 million and $0.7 million during the first quarter of fiscal 2015 and fiscal 2014, respectively.

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

There were no shares repurchased by the Company during the first quarter of fiscal 2015.  As of May 4, 2014, the Company repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by the Company, as of May 4, 2014.

(10)	Legal Proceedings

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

Merger related costs for the thirteen weeks ended May 4, 2014, included in SG&A Expenses from Continuing Operations, were $.1 million.

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

The Company uses a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2015, the Company will distribute approximately 48 circulars in the Company’s markets.  The Company also uses in-store marketing.  The Company’s merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  The Company regularly changes its banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.5% and 1.1% of net sales in first quarter of fiscal 2015 and 2014, respectively.  Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales.  The Company continues to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, the Company has used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  The Company believes that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  The Company’s stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  The Company is constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent Company-wide store presentation.  To facilitate long-term merchandising planning, the Company divides its merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which the Company maintains a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which the Company maintains convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that the Company feels is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  The Company continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, the Company’s merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of the Company’s ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to the Company’s data processing facilities where it is used to drive management, financial, and supply chain functions.

Store Expansion.  The continued growth of the Company is dependent, in large part, upon the Company’s ability to open and operate new stores on a timely and profitable basis.  The Company opened a total of three stores during fiscal 2014 and anticipates opening no less than three stores during fiscal 2015.  While the Company believes that adequate sites are available for future store openings, the rate of new store openings is subject to various contingencies, many of which are beyond the Company’s control.  These material contingencies include:

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

In 2010, the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Healthcare Acts”) were signed into law.  This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured.  The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business.  This impact could increase our employee healthcare related costs.  While the costs of the 2010 Healthcare Acts will occur after December 31, 2014, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on the Company’s financial condition.  While the Company cannot currently project the full amount of providing health insurance to all employees or the penalties that would be imposed if the Company did not offer health care to all employees, the Company believes that a reasonable range of incremental costs could be between $1.0 and $4.0 million, annually.

The Company relocated its corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas during Fiscal 2014.  If we do not continue to effectively execute our relocation plan, our financial performance could be adversely affected.

Recent Events.

•
On May 5, 2014, the Board of Directors of the Company determined to increase the size of the Board of Directors from five to seven in accordance with the Company’s Bylaws. The Board of Directors subsequently unanimously elected Paul T. Davies and Leslie A. Ball to the Board of Directors, effective that day.  Mr. Ball will serve on the Audit Committee, Strategy, Budget & Planning Committee and Nominating and Governance Committee of the Company’s Board of Directors. Mr. Davies will serve on the Compensation Committee and Strategy, Budget & Planning Committee of the Company’s Board of Directors.

•
On May 7, 2014, the Company entered into a Second Amendment to Rights Agreement (the “Rights Plan Amendment”) with Computershare Trust Company, N.A. (the “Rights Agent”), to the Rights Agreement, dated as of May 3, 2013, and as amended as of July 25, 2013 (the “Rights Agreement”) by and between the Company and Rights Agent. The Rights Plan Amendment allows the record holders of 10% or more of the outstanding shares of the Company’s common stock (“Common Stock”) to direct the Company’s Board of Directors (the “Board”) to call a special meeting of stockholders to consider a resolution authorizing a redemption of all Rights in the event the Company receives a “Qualified Offer.” If the special meeting is not held within sixty business days of being called or if, at the special meeting, the holders of a majority of the shares of Common Stock outstanding (other than shares held by the offeror and its affiliated and associated persons) vote in favor of the redemption of the rights, then the Board will redeem the Rights or take such other action as may be necessary to prevent the Rights from interfering with the consummation of the Qualified Offer.  However, the Company amended and restated the Rights Agreement effective as of June 9, 2014 as further provided below.

•
On May 30, 2014, the Company closed on the Amended Credit Agreement with Wells Fargo as discussed above.  The Amended Credit Agreement amends and restates the Company’s current Credit Agreement with Wells Fargo dated July 21, 2011, as amended and extends credit to the Company in an aggregate principal amount of up to $142.5 million. The Amended Credit Agreement is for an extended term through 2019 and provides access to additional availability of approximately $17.5 million. The additional availability will be collateralized by certain Company assets including, but not limited to, five Company owned properties and expanded access to inventory assets. As part of the negotiation of the Amended Credit Agreement, the Company pledges certain collateral to Wells Fargo under the terms of the Amended Security Agreement.  As of the end of the first quarter of fiscal 2015, the Company had $85,228,969 borrowed under the Previous Credit Agreement.

•
On June 9, 2014, the Company entered into an Amended and Restated Rights Agreement (the “Restated Rights Agreement”) with the Rights Agent, which amends and restates the Rights Agreement. The Restated Rights Agreement (i) removes changes to the Rights Agreement adopted in a prior amendment exclusively for the purposes of the unconsummated transaction with an affiliate of Argonne Capital Group, LLC, (ii) consolidates changes in prior amendments to the Rights Agreement and (iii) provides that the Rights Agreement will terminate pursuant to its terms unless it is approved by the Company’s stockholders at the upcoming Annual Meeting of Stockholders, or approved by the Company’s stockholders at a later date prior to September 30, 2014.

Key Items in the First Quarter of Fiscal 2015.

The Company measures itself against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during the first quarter of fiscal 2015 were:

•	Net sales from continuing operations during the first quarter of fiscal 2015 decreased 4.1% to $104.7 million, compared to net sales during the first quarter of fiscal 2014 of $109.2 million.

•	Gross margin percentage is a key measure of the Company’s ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as net sales less cost of sales, expressed as a percentage of net sales.

Gross margin, as a percentage of net sales, was 29.1% during the first quarter of fiscal 2015, compared to 29.6% during the first quarter of fiscal 2014.

•	Selling, general and administrative expenses (“SG&A”) are a measure of the Company’s ability to manage and control its expenses to purchase, distribute and sell merchandise.

SG&A as a percentage of net sales was 30.9% during the first quarter of fiscal 2015, compared to 28.6% during the first quarter of fiscal 2014.

•	Earnings per share (“EPS”) is an indicator of the returns generated for the Company’s stockholders.

Net loss per diluted share for the first quarter of fiscal 2015 was $2.49, compared to a net loss per diluted share of $0.51 during first quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth the components of the Company’s statements of operations expressed as percentages of net sales:

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Net sales	100.0%	100.0%
Cost of sales	70.9	70.4
Gross margin	29.1	29.6
Selling, general and administrative	30.9	28.6
Depreciation and amortization	1.9	1.9
Total operating expenses	32.8	30.5
Operating loss from continuing operations	(3.7)	(0.9)
Interest expense	0.9	1.0
Loss from continuing operations before income taxes	(4.6)	(1.9)
Income tax benefit	—	(0.7)
Loss from continuing operations	(4.6)	(1.2)
Loss from discontinued operations, net of income tax benefit	(3.2)	(0.4)
Net loss	(7.8)%	(1.6)%

Thirteen Weeks Ended May 4, 2014 Compared to Thirteen Weeks Ended May 5, 2013

Net sales from continuing operations, including the Company’s transactional website, during the first quarter of fiscal 2015 decreased 4.1% to $104.7 million, compared to net sales during the first quarter of fiscal 2014 of $109.2 million.  Net sales from the Company’s transactional website during the first quarter of fiscal 2015 were $65 thousand, an increase of $41 thousand compared to the first quarter of fiscal 2014.

Net sales from same-stores, excluding the Company’s two fuel center locations, decreased 7.1%, or $7.6 million, to $100.1 million during the first quarter of fiscal 2015, compared to $107.7 million during the first quarter of fiscal 2014.  The decrease in same-store sales was primarily due to a 7.1% decrease in customer transactions occurring at a same-store.

Net sales from non-same stores during the first quarter of fiscal 2015 increased $3.4 million and net sales from the Company’s two fuel center locations during the first quarter of fiscal 2015 decreased $0.2 million.

Gross margin from continuing operations for the first quarter of fiscal 2015 decreased $1.8 million, or 5.7%, to $30.4 million compared to $32.3 million during the first quarter of fiscal 2014.  As a percentage of net sales, gross margin was 29.1% and 29.6% during the first quarter of fiscal 2015 and fiscal 2014, respectively.  Gross margin generated by non same-stores was $1.1 million during the first quarter of fiscal 2015.

The decrease in gross margin for the first quarter of fiscal 2015 was primarily attributable to the decline in sales, a decrease in mix of business of higher margin categories, an increase in net freight costs, and an increase in net promotional activity.

SG&A from continuing operations increased $1.2 million, or 3.7%, to $32.4 million during the first quarter of fiscal 2015, compared to $31.2 million during the first quarter of fiscal 2014.  The net increase in SG&A is primarily attributable to new stores ($0.6 million),  increase in net advertising  ($0.4 million) and an increase in store support center expenses ($0.5million), primarily payroll and benefits, and partially offset by a decrease in warehouse operations ($0.3 million), primarily payroll and benefits.  As a percentage of net sales, SG&A was 30.9% and 28.6% during the first quarter of fiscal 2015 and fiscal 2014, respectively.  Excluding share-based compensation, costs associated with merger activity and gain on sale of assets, SG&A was 30.7% and 28.4% of net sales for the first quarter of fiscal 2015 and fiscal 2014, respectively.

Depreciation and amortization expense from continuing operations decreased $0.1 million or 4.0% to $1.9 million during the first quarter of fiscal 2015 compared to $2.0 million during the first quarter of fiscal 2014.

Interest expense decreased $0.1 million, or 8.16%, to $1.0 million during the first quarter of fiscal 2015 compared to $1.1 million during the first quarter of fiscal 2014.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $0.6 million during the first quarter of fiscal 2015, compared to $0.7 million during the first quarter of fiscal 2014.

Income tax benefit on continuing operations was $0.8 million during the first quarter of fiscal 2014.

Loss from continuing operations, net of tax benefit, increased $3.6 million to $4.8 million during the first quarter of fiscal 2015 compared to a loss of $1.2 million during the first quarter of fiscal 2014.  As a percentage of net sales, net loss from continuing operations was 4.6% during the first quarter of fiscal 2015 compared to 1.1% during the first quarter of fiscal 2014.

Net sales from discontinued operations during the first quarter of fiscal 2015 decreased 61.9% to $3.2 million, compared to net sales during the first quarter of fiscal 2014 of $8.3 million.

Gross margin from discontinued operations during the first quarter of fiscal 2015 decreased 172.3% to a negative $1.6 million, compared to gross margin during the first quarter of fiscal 2014 of $2.2 million.

SG&A from discontinued operations during the first quarter of fiscal 2015 decreased 40.2% to $1.7 million, compared to SG&A during the first quarter of fiscal 2014 of $2.9 million.  Included in SG&A for the first quarter of fiscal 2015 was a closed store provision of $0.4 million.

Operating results from discontinued operations during the first quarter of fiscal 2015, decreased $2.9 million to an operating loss of $3.3 million compared to a net operating loss of $0.4 million during the first quarter of fiscal 2014.  Included in the net operating loss during the first quarter of fiscal 2014 was a tax benefit of $0.3 million.

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

	Thirteen Week Periods Ended
	May 4, 2014	May 4, 2013
SG&A Expenses from Continuing Operations
Store support center (1)	$5,722	$5,191
Distribution center	1,431	1,826
401K expense	125	125
Same-store SG&A (2)	24,341	23,916
Non same-store SG&A (3)	605	—
Share-based compensation	134	140
SG&A as reported	32,358	31,198
Less:
Share-based compensation	(134)	(140)
Company Merger	(124)	—

Adjusted SG&A from Continuing Operations	$32,100	$31,058

Adjusted SG&A as % of sales	30.7%	28.4%

Sales per average selling square feet (4)	$25.29	$26.76

Gross Margin dollars per average selling square feet (4)	$7.44	$8.02

Adjusted SG&A per average selling square feet (4)	$7.85	$7.72

Adjusted EBITDA per average selling square feet (4)(5)	$(1.21)	$0.18

Average inventory per average selling square feet (4)(6)(7)	$35.60	$37.41

Average selling square feet (4)	4,090	4,024

Total stores operating beginning of period	212	217
Total stores operating end of period	198	217
Total stores less than twelve months old	3	5
Total non-same stores	3	5

Supplemental Data:
Same-store gross margin dollar change	-9.1%	-3.1%
Same-store SG&A dollar change	-1.7%	-1.0%
Same-store total customer count change	-7.1%	-7.8%
Same-store average sale per ticket change	.1%	6.1%

(1)	Store support center includes loss on disposal of fixed assets
(2)	Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation. Same-stores also include the Company’s transactional website.
(3)	Non same-stores are those stores which have not reached their fourteenth month of operation.
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

Store support center expenses for first quarter of fiscal 2015 increased $0.5 million, or 10.2%.  The net increase was primarily due to an increase in payroll and benefits of $0.4 million and an increase in other expenses of $.1 million.

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):

	52 Weeks	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
	Fiscal 2014	May 4, 2014	May 5, 2013	May 4, 2014
Net earnings (loss)	$(26,425)	(8,133)	(1,668)	(32,890)
Plus:
Interest	3,834	967	1,053	3,748
Taxes	5,032	—	(998)	6,030
Depreciation and amortization	10,545	1,948	2,183	10,310
EBITDA	(7,014)	(5,218)	570	(12,802)
Plus:
Share-based compensation	404	134	140	398
(Gain) loss asset disposals	337	—	—	337
Adjusted EBITDA	(6,273)	(5,084)	710	(12,067)

Cash	2,230	1,434	2,923	1,434
Debt	108,407	100,955	87,978	100,955
Debt, net of cash	$106,177	99,521	85,055	99,521

Liquidity and Capital Resources

Working capital (defined as current assets less current liabilities) was $122.9 million and $135.6 million at the end of the first quarter of fiscal 2015 and fiscal 2014, respectively.

The Company’s primary sources of funds are cash flow from operations, borrowings under its revolving loan credit facility, and vendor trade credit financing.  Short-term trade credit represents a significant source of financing for inventory to the Company.  Trade credit arises from the willingness of the Company’s vendors to grant payment terms for inventory purchases.

Net cash provided by (used in) operating activities aggregated $5.6 million and ($6.9) million, during the first quarter of fiscal 2015 and fiscal 2014, respectively.  The increase in cash provided in operating activities resulted primarily from a $20.8 million decrease in the change in merchandise inventory, compared to the first quarter of fiscal 2014, offset by a $2.3 million increase in the change in receivables and an increase in pre-tax loss of $6.5 million.

Net cash used in investing activities during the first quarter of fiscal 2015 was $1.0 million compared to net cash used during the first quarter of fiscal 2014 of $1.4 million.  Excluding proceeds from sale of assets and decrease in long term investments, net cash used in investing activities during the first quarter of fiscal 2015 and fiscal 2014 totaled $1.0 million and consisted primarily of capital expenditures.  The Company’s long-range strategy is to grow its store count, and it intends to continue to invest in technology and migrate various system applications during the next 36 months.

On July 21, 2011, the Company entered into the Facility with the Lender as discussed herein.  The $120.0 million Facility replaced the Company’s previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC, and would have expired on July 20, 2016.  Additional costs paid to the Lender in connection with the new Facility were $0.5 million.  Those fees have been deferred and will be amortized over the term of the new facility.  Loan advances are secured by a security interest in the Company’s inventory and credit card receivables.

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

On February 6, 2013, the Board of Directors of the Company unanimously approved a First Amendment (the “Amendment”) to the Facility, amending Section 7.06(c) of the Facility to permit the Company, subject to certain conditions set forth in the Amendment, to repurchase, redeem or otherwise acquire Equity Interests issued by the Company not to exceed $1.0 million in the aggregate in each fiscal year.  Under the Facility, “Equity Interests” is defined as all of the shares of the capital stock of a person and all of the other warrants, options or other rights of a person to purchase capital stock of such person.  Such amendment was announced on Form 8-K filed by the Company with the Securities and Exchange Commission on February 12, 2013 and a copy of the Amendment is attached to such 8-K.  Except to the extent specifically set forth in the Amendment or set forth herein, no other consent, waiver of, or change in any of the terms, provisions or conditions of the Facility is intended or implied.

On November 22, 2013, pursuant to Section 2.16 of the Facility, the Board of Directors unanimously approved to request to increase the revolving credit commitments of the Company by $10.0 million; thereby, increasing the overall Facility from $120.0 million to $130.0 million.  Except for the Commitment Increase, and as set forth herein, the Facility remains unchanged and in full force and effect.

On May 30, 2014, the Company closed on the Amended Credit Agreement with Wells Fargo.  The Amended Credit Agreement amends and restates the Facility and extends credit to the Company in an aggregate principal amount of up to $142.5 million. The Amended Credit Agreement is for an extended term through 2019 and provides access to additional availability of approximately $17.5 million. The additional availability will be collateralized by certain Company assets including, but not limited to, five Company owned properties and expanded access to inventory assets. As part of the negotiation of the Amended Credit Agreement, the Company pledges certain collateral to Wells Fargo under the terms of the Amended Security Agreement that was executed as part of the closing on the Amended Credit Agreement on May 30, 2014.

The revolving note payable outstanding at May 4, 2014 and May 5, 2013 aggregated $85.2 million and $71.6 million, respectively.  Wells Fargo had also issued letters of credit aggregating $9.2 million and $8.2 million, respectively, at such dates on behalf of the Company.  The Company had additional borrowings available at May 6, 2014 under the Amended Credit Agreement amounting to approximately $24.4 million.

The interest rates on the revolving notes payable outstanding borrowings at May 4, 2014 were 2.19% on $80.0 million of the outstanding balance and 4.25% on the remaining $5.2 million.

The Company entered into an equipment financing arrangement with a third party which was finalized on February 3, 2014 whereby certain equipment was sold and subsequently leased back. The company accounts for the lease using the financing method. Under the financing method, the Company accounts for the equipment subject to lease as an asset and the lease payments as interest on the financing obligation.  As of May 4, 2014, the outstanding balance on the financing obligation was $2.1 million and the implicit interest rate was 22.6%.

Net cash provided by (used in) financing activities during the first quarter of fiscal 2015 and fiscal 2014 was ($5.4) million and $8.0 million, respectively.  Net cash provided by financing activities during the first quarter of fiscal 2015 consisted of net borrowings under the Amended Credit Agreement and net proceeds from equipment financing of $2.1 million.

The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Maximum revolver balance outstanding during period	$91,851	$83,312
Average revolver balance outstanding during period	84,333	76,996
Outstanding loan types at end of period:
Revolving credit facility	85,229	71,627
Letters of credit	9,216	8,242

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

The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended
	May 4, 2014	May 5, 2013
Merchandise Category:
Consumables and commodities	39%	38%
Hardlines	27%	27%
Apparel and accessories	14%	15%
Home furnishings and décor	20%	20%
Total	100%	100%

ITEM 3.	CONTROLS AND PROCEDURES

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

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Merger related costs for the thirteen weeks ended May 4, 2014, included in SG&A Expenses from Continuing Operations, were $.1 million.

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

On January 30, 2014, the Company filed a motion to dismiss the Plaintiffs’ consolidated and verified derivative petition.  The court has not yet set a hearing date for the Company’s motion to dismiss.

The Company intends to vigorously defend itself in all of the legal proceedings discussed above.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in our Form 10-K for the fiscal year ended February 2, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2012, the Company entered into the Stock Repurchase Agreement, as discussed above, whereby the Company authorized the repurchase of up to 175,000 shares of the Company’s Common Stock under the Company’s Program.

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

As of February 2, 2014, the Company repurchased a total of 610,462 shares of Common Stock under the Program since it was initially approved in 2006.  All shares were repurchased at market prices and the Company’s policy is to apply the excess of purchase price over par value to additional paid-in capital.  There were 89,538 shares of Common Stock available to be repurchased by the Company, as of May 4, 2014.

As of June 17, 2014, the Company had not repurchased additional shares subsequent to May 4, 2014.

Company Repurchases of Common Stock

Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of February 2, 2014	610,462	$7.12	610,462	700,000	89,538

First quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
As of May 4, 2014	610,462	$7.12	610,462	700,000	89,538

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Other than routine litigation from time to time in the ordinary course of business, the Company is not a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

Number	Description

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

10.55
Resignation of Officer. On April 17, 2014, Tom L. Canfield, Jr. resigned from the Company and such resignation is incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K of the Company dated April 17, 2014.

10.56
The Rights Plan Amendment and the appointment of Leslie Ball and Paul T. Davies to the Company’s Board of Directors incorporated herein by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K dated May 5, 2014.

10.57	Amended Credit Agreement dated May 30, 2014 incorporated herein by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K dated May 30, 2014.

10.58	Amended and Restated Rights Agreement dated June 9, 2014 incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K dated June 9, 2014.

12	Schedule of change in same-store sales and same-store gross margin dollars.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated June 18, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated June 18, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated June 18, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

32.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated June 18, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-K  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Richard E. Wilson	June 18, 2014
Richard E. Wilson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brian Assmus	June 18, 2014
Brian Assmus
Vice President – Controller, Treasurer and current Principal Financial and Accounting Officer
(Principal Financial and Accounting Officer)