Form 10-Q
period 2014-08-03
ALCO STORES INC
filed 2014-09-22
CIK 30302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2014

or
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

Common Stock, $0.0001 par value, outstanding as of September 19, 2014:  3,262,412 shares

ALCO STORES, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ALCO Stores, Inc.
Balance Sheets
(dollars in thousands, except share data)

	August 3, 2014	February 2, 2014
Assets	(Unaudited)
Current assets:
Cash	$1,352	$2,230
Receivables	13,219	12,305
Inventories	149,283	162,670
Prepaid expenses	4,234	3,824
Property held for sale	568	568
Total current assets	168,656	181,597

Property and equipment, at cost:
Land and land improvements	6,285	5,543
Buildings and building improvements	15,498	15,245
Furniture, fixtures and equipment	78,268	78,776
Transportation equipment	900	1,009
Leasehold improvements	19,818	19,715
Construction work in progress	2,128	1,445
Total property and equipment	122,897	121,733
Less accumulated depreciation and amortization	87,113	84,805
Net property and equipment	35,784	36,928

Property under capital leases	24,474	24,957
Less accumulated amortization	10,385	10,424
Net property under capital leases	14,089	14,533

Deferred income taxes — non current	41	41
Other non-current assets	3,209	1,994
Total assets	$221,779	$235,093

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of revolving loan	$74,817	$—
Current maturities of equipment financing	231	—
Current maturities of mortgage financing	1,000	—
Current maturities of term loan	1,250	—
Current maturities of capital lease obligations	489	523
Accounts payable	28,034	28,817
Accrued income tax	—	108
Accrued salaries and commissions	3,515	3,361
Accrued taxes other than income taxes	5,772	4,741
Self-insurance claim reserves	4,866	4,493
Deferred income taxes	41	41
Other current liabilities	4,730	3,935
Total current liabilities	124,745	46,019

Notes payable under revolving loan	—	92,540
Notes payable equipment financing	1,857	—
Notes payable mortgage financing	3,750	—
Notes payable term loan	10,938	—
Capital lease obligations - less current maturities	15,104	15,345
Deferred gain on leases	2,473	2,666
Other noncurrent liabilities	2,718	2,381
Total liabilities	161,585	158,951

Stockholders’ equity:
Common stock, $.0001 par value, authorized 20,000,000 shares; 3,258,162 shares issued and outstanding, respectively	1	1
Additional paid-in capital	37,143	36,937
Retained earnings	23,050	39,204
Total stockholders’ equity	60,194	76,142
Total liabilities and stockholders’ equity	$221,779	$235,093

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net sales	$110,692	$117,726	$215,400	$226,899
Cost of sales	79,057	80,476	153,327	157,363

Gross margin	31,635	37,250	62,073	69,536

Selling, general and administrative	35,200	32,942	67,558	64,141
Depreciation and amortization expenses	1,961	2,052	3,904	4,079

Total operating expenses	37,161	34,994	71,462	68,220

Operating earnings (loss)	(5,526)	2,256	(9,389)	1,316

Interest expense	1,474	957	2,441	2,010

Earnings (loss) from continuing operations before income taxes	(7,000)	1,299	(11,830)	(694)

Income tax expense (benefit)	—	487	—	(255)

Earnings (loss) from continuing operations	(7,000)	812	(11,830)	(439)

Loss from discontinued operations, net of income tax benefit of $0, $192, $0, and $447 respectively	(1,020)	(315)	(4,324)	(733)
Net earnings (loss)	$(8,020)	$497	$(16,154)	$(1,172)

Earnings (loss) per share
Basic
Continuing operations	$(2.15)	$0.25	$(3.63)	$(0.13)
Discontinued operations	(.31)	(0.10)	(1.33)	(0.23)

Net earnings (loss) per share	$(2.46)	$0.15	$(4.96)	$(0.36)

Earnings (loss) per share
Diluted
Continuing operations	$(2.15)	$0.25	$(3.63)	$(0.13)
Discontinued operations	(.31)	(.10)	(1.33)	(0.23)

Net earnings (loss) per share	$(2.46)	$0.15	$(4.96)	$(0.36)

See accompanying notes to unaudited financial statements.

ALCO Stores, Inc.
Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013

Cash flows from operating activities:
Net loss	$(16,154)	$(1,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,911	4,392
Loss on sale of assets	31	—
Share-based compensation expense	206	228
Deferred income tax expense	—	(843)
Changes in:
Receivables	(914)	753
Prepaid expenses	(410)	(623)
Inventories	13,387	(7,858)
Accounts payable	(783)	(9,091)
Accrued salaries and commissions	154	563
Accrued taxes other than income	1,031	512
Self-insured claims reserves	373	(138)
Income taxes payable	(108)	—
Other assets and liabilities	815	(242)
Net cash provided by (used in) operating activities	1,539	(13,519)

Cash flows from investing activities:
Proceeds from the sale of assets	150	39
Acquisition of property and equipment	(2,504)	(4,642)
Net cash used in investing activities	(2,354)	(4,603)

Cash flows from financing activities:
Borrowings on revolving loan credit agreement	58,799	104,751
Repayments on revolving loan credit agreement	(76,522)	(86,635)
Debt issuance costs	(1,091)	—
Proceeds from equipment financing	2,281	—
Principal payments on equipment financing	(193)	—
Proceeds from mortgage financing	5,000	—
Principal payments on mortgage financing	(250)	—
Proceeds from term loan	12,500	—
Principal payments on term loan	(312)	—
Principal payments under capital lease obligations	(275)	(320)
Net cash provided by financing activities	(63)	17,796

Net decrease in cash and cash equivalents	(878)	(326)
Cash at beginning of period	2,230	3,160

Cash at end of period	$1,352	$2,834
__________________________

Supplemental cash flow information:
Interest, excluding interest on capital lease obligations and amortization of debt financing costs	$1,671	$1,222
Net income tax paid	$149	$130

See accompanying notes to unaudited financial statements.

ALCO STORES, INC.
Notes to Unaudited Financial Statements
(dollars in thousands, except share data and per share amounts)

(1)	Basis of Presentation and Liquidity

The accompanying unaudited financial statements of ALCO Stores, Inc. (the “Company” or “we” or “us”) have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and extinguishment of liabilities in the normal course of business, and are for interim periods and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The accompanying unaudited financial statements should be read in conjunction with the financial statements included in our fiscal 2014 Annual Report on Form 10-K. In the opinion of our management, the accompanying unaudited financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods. Because our business is moderately seasonal, the results from interim periods are not necessarily indicative of the results to be expected for the entire year.

We experienced losses for the twenty-six week period ended August 3, 2014, primarily attributed to a prolonged downturn in our business.  Our ability to generate cash from operations depends in large part on the level of demand for our products and services.  We continue to face an uncertain business environment and face a number of fundamental challenges in our business due to aggressive competition.

Given our negative cash flows from operations and in order to meet our expected cash needs for the very near term and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations.  We are exploring alternatives and anticipate engaging in discussions with third parties as well as our key financial stakeholders, including our existing lenders, stockholders and landlords, in an effort to create a long-term solution.  Alternatives include the issuance and sale of debt or equity, the sale of our inventory or assets, as well as both in and out-of-court restructuring.  We are evaluating all of our alternatives to restructure existing debt terms and other arrangements to provide additional liquidity.  There can be no assurance that we will be able to successfully implement a long-term solution.

If acceptable terms of an out-of court transaction cannot be accomplished, we may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern.  As a result, we may be required to seek to implement an in-court proceeding under  the United States Bankruptcy Code (“Bankruptcy Code”). If we commence a voluntary reorganization under the Bankruptcy Code, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing.  In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt terms, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case.  An in-court restructuring proceeding would cause a default on our debt with our current lenders. Our fiscal year ends on the Sunday nearest to January 31.  Fiscal years 2015 and 2014 consist of 52 weeks, further consisting of four thirteen week periods, with each period referred to as a quarter.  The thirteen week periods ended August 3, 2014 and August 4, 2013 are referred to herein as the second quarter of fiscal 2015 and 2014, respectively.

Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation.  Same-stores also include our transactional, or e-commerce, website.

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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective us in the first quarter of its fiscal year ending January 28, 2018.  We are currently in the process of evaluating the impact of adoption of this ASU on our Financial Statements.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance amends previous guidance related to the criteria for reporting a disposal as a discontinued operation by elevating the threshold for qualification for discontinued operations treatment to a disposal that represents a strategic shift that has a major effect on an organization’s operations or financial results. This guidance also requires expanded disclosures for transactions that qualify as a discontinued operation and requires disclosure of individually significant components that are disposed of or held for sale but do not qualify for discontinued operations reporting. This guidance is effective prospectively for all disposals or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted, or the beginning of our fiscal year ending January 31, 2016.  We are currently in the process of evaluating the impact of adoption of this ASU on our Financial Statements.

(3)	Share-Based Compensation

We recognize expense for our share-based awards based on the fair value of the awards at grant date.  Share-based awards consist of stock option grants and restricted shares of stock and the related cost is recognized over the requisite service period of the award.

Total share-based expense (a component of selling, general and administrative expenses) is summarized as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013

Share-based compensation expense before income taxes	$72	88	$206	228
Income tax benefit	—	(33)	—	(86)

Share-based compensation expense net of income tax benefit	$72	55	$206	142

Effect on:
Basic earnings per share	$0.02	0.02	$0.06	0.04
Diluted earnings per share	$0.02	0.02	$0.06	0.04

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period.  This estimate is adjusted periodically  based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.

Equity Incentive Plan

In May 2003, the stockholders approved the 2003 ALCO Stores, Inc. Incentive Stock Option Plan and such plan was amended in 2010 to permit optionees to make a cashless, net exercise of their stock options (the 2003 ALCO Stores, Inc. Incentive Stock Option Plan, as amended is hereinafter referred to as the “2003 Plan”).  There are 500,000 shares of Common Stock authorized for issuance upon exercise of options under the 2003 Plan.  According to the terms of the 2003 Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain events occur.  In the case of a stockholder owning more than 10% of our outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million.  In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a nonqualified stock option.  At August 3, 2014, we had 330,875 remaining shares authorized for future option grants.  Upon exercise, we issue these shares from the unissued shares authorized. The 2003 Plan had a term of ten years and options could no longer be granted under the 2003 Plan after May 2013. Therefore, the Compensation Committee created a new stock option plan that was voted upon by our stockholders during the 2012 annual meeting to replace the 2003 Plan.

On June 27, 2012, our stockholders approved our 2012 Equity Incentive Plan (the "2012 Plan"), which is administered by the Compensation Committee of our Board of Directors.  Under the 2012 Plan, we may grant up to 500,000 shares of our stock in the form of stock options, restricted stock, stock appreciation rights and other stock awards to our and our affiliate’s officers, key employees and consultants, other than our directors, who are not permitted to be participants in the 2012 Plan.  The Compensation Committee has broad discretion to administer the 2012 Plan, interpret its provisions, and adopt policies for implementing purposes of the 2012 Plan.  This discretion includes the power to select the persons who will receive awards, determine the form, terms and conditions of any such awards, and interpret, construe and apply such terms and conditions. According to the terms of the 2012 Plan, the per share exercise price of stock options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire no later than ten years from the date of grant.  The stock options, awards and rights granted under the Plan vest over a certain period of time, as determined by the Compensation Committee in its sole discretion, beginning from the grant date unless certain events occur as further provided under the terms of the Plan.  In the case of a stockholder owning more than 10% of our outstanding voting stock, the exercise price of an incentive stock option may not be less than 110% of the fair market value of the stock on the date of grant and such options will expire no later than five years from the date of grant.  Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable on a tax deferred basis for the first time by an individual in any calendar year may not exceed $0.1 million. In the event that the foregoing results in a portion of an option exceeding the $0.1 million limitation, such portion of the option in excess of the limitation shall be treated as a non-qualified stock option. No more than 100,000 shares of our stock may be awarded in a single calendar year to any individual participating in the 2012 Plan.  At August 3, 2014, we had 374,750 remaining shares authorized for future option grants.  Upon exercise, we issue these shares from the unissued shares authorized.  The 2012 Plan will expire on June 27, 2022.

Under our Non-Qualified Stock Option Plan for Non-Management Directors (the “Director Plan”), options may be granted to our directors who are not otherwise our officers or employees, not to exceed 200,000 shares.  According to the terms of the Director Plan, the per share exercise price of options granted shall not be less than the fair market value of the stock on the date of grant and such options will expire five years from the date of grant.  The options vest in equal amounts over a four year requisite service period beginning from the grant date unless certain events occur.  All options under the Director Plan shall be non-qualified stock options. At August 3, 2014, we had 43,957 remaining shares to be issued under this plan. Upon exercise, we will issue these shares from the unissued shares authorized.

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

	Fiscal 2014 Ended	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	February 2, 2014	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Stock options granted	129,500	89,500	129,500	89,500	129,500

Weighted average exercise price	$9.97	$8.05	$9.97	$8.05	$9.97

Weighted average grant date fair value (per share)	$4.69	$4.29	$4.69	$4.29	$4.69

Expected price volatility	47.11%	51.90%	47.11%	51.90%	47.11%

Risk-free interest rate	0.60%	1.31%	0.60%	1.31%	0.60%

Weighted average expected lives in years	7.4	7.4	7.4	7.4	7.4

Dividend yield	0.0%	0.00%	0.00%	0.00%	0.00%

EXPECTED PRICE VOLATILITY — A measure of the amount by which a price has fluctuated or is expected to fluctuate.  We use actual historical changes in the market value of its stock to calculate expected price volatility because management believes that this is the best indicator of future volatility.  We calculate monthly market value changes from the date of grant over a past period to determine volatility.  An increase in the expected volatility will increase share-based compensation.

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

DIVIDEND YIELD — We have not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  An increase in the dividend yield will decrease share-based compensation.

As of August 3, 2014, total unrecognized share-based compensation expense related to non-vested stock options is $0.5 million with a weighted average expense recognition period of 3.1 years.

(4)	Accounting for Income Taxes

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.  Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.  We generally record income tax expense during interim periods based on its best estimate of the full year’s effective tax rate.  However, income tax expense relating to adjustments to our liabilities for uncertainty in income tax positions for prior reporting periods are accounted for in the interim period in which it occurs.  Income tax expense relating to adjustments for current year uncertain tax positions are accounted for as a component of the adjusted annualized effective tax rate.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.  The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified.  Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining whether a valuation allowance is not needed against deferred tax assets.  As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

During fiscal 2014, we recorded a valuation allowance on its net deferred tax assets as a result of cumulative losses from operations during the most recent three year periods.  The cumulative operating results during the thirty-six months ended August 3, 2014 resulted in a loss.  As such, we recorded no provision for federal income taxes for the quarter ended August 3, 2014 as cumulative losses were negative for the cumulative three year period.

The statute of limitations for our federal income tax returns is open for fiscal 2011 through fiscal 2014.  We file in numerous state jurisdictions with varying statutes of limitation.  Our state returns are subject to examination by the taxing authority for fiscal 2010 through 2014 or fiscal 2011 through fiscal 2014, depending on each state’s statute of limitations.

We are continuing to evaluate the impact of the recent regulations concerning amounts paid to acquire, produce, or improve tangible personal property and recovery of basis upon disposition.  Given that Revenue Procedures were issued in late January of 2014, we are determining whether or not any changes in an accounting method are required.  Presently, we do not anticipate a material impact on its financial statements.

(5)	Fair Value Measurements

Our financial instruments consist of cash, short-term receivables and accounts payable, accrued expenses and long-term debt instruments, including capital leases.  For notes payable under revolving loan, fair value approximates the carrying value due to the variable interest rate.  For all other financial instruments, including cash, short-term receivables, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

(6)	Earnings Per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if contracts to issue securities (such as stock options) were exercised, except for those periods with a loss where the effect would be anti-dilutive.  The weighted average number of shares used in computing earnings per share was as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Basic	3,258,162	3,258,162	3,258,162	3,258,162
Diluted	3,258,162	3,258,162	3,258,162	3,258,162

The anti-dilutive effect of 379,500 stock options has been excluded from diluted weighted average shares outstanding for the thirteen week period ended August 3, 2014 and the anti-dilutive effect of 379,500 and 397,500 have been excluded from diluted weighted average shares outstanding for the twenty-six week periods ended August 3, 2014 and August 4, 2013, respectively.

(7)	Store Closings and Discontinued Operations

When the operation of a store is discontinued and the store is closed, we reclassify historical operating results from continuing operations to discontinued operations.  We closed no stores during the second quarter of fiscal 2015 and four stores during the second quarter of fiscal 2014. We closed 14 stores in the twenty-six week period ended August 3, 2014 and four stores in the twenty-six week period ended August 4, 2013.

Summarized financial information for discontinued operations for the thirteen weeks and twenty-six weeks ended August 3, 2014 and August 4, 2013 is presented below.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net Sales	$265	$6,423	$3,442	$14,770
Cost of Sales	938	4,603	5,692	10,768
Gross Margin	(673)	1,820	(2,250)	4,002
Selling, general and administrative	347	2,327	2,074	5,182
Loss before income taxes	(1,020)	(507)	(4,324)	(1,180)
Income tax benefit	—	192	—	447
Net loss	$(1,020)	$(315)	$(4,324)	$(733)

(8)	Long-Term Debt

On July 21, 2011, we entered into a five-year revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and Wells Capital Finance, LLC (collectively “Wells Fargo”).  The $120.0 million Credit Agreement replaced our previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC.  Additional costs paid to Wells Fargo in connection with the new facility were $0.5 million.  Those fees have been deferred and amortize over an extended term through 2019 as set out in the Amended and Restated Credit Agreement effective May 30, 2014 (the “Amended Credit Agreement”) with Wells Fargo. Loan advances are secured by a security interest in our inventory and credit card receivables.

Based on our average excess availability, the amount advanced to us on any base rate loan bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Credit Agreement) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement).  The Credit Agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payment of dividends.

On February 6, 2013, we entered into a First Amendment (the “Amendment”) to the Credit Agreement, to permit us to repurchase, redeem or otherwise acquire our shares of the capital stock and warrants, options or other rights of a person to purchase our capital stock, not to exceed $1.0 million in the aggregate in each fiscal year.

On November 22, 2013, we requested an increase to the revolving credit commitments available to us by $10.0 million, from $120.0 million to $130.0 million.

On May 30, 2014, we entered into the Amended Credit Agreement with Wells Fargo.  The Amended Credit Agreement amended and restated the Credit Agreement and provided for the extension of credit to us in an aggregate principal amount of up to $142.5 million. The Amended Credit Agreement is for an extended term through 2019 and provides access to additional net availability of approximately $12.5 million, consisting of revolving credit commitments of $125.0 million, a $5.0 million real estate term loan bearing interest at the higher of (a) the base rate in effect at such time, plus 2.0%; or (b) 4.0%, secured by certain assets including five properties, and a $12.5 million term loan bearing interest at the higher of (a) the base rate in effect at such time, plus 2.0%; or (b) 6.0%, providing expanded access to inventory assets. In connection with the Amended Credit Agreement, we pledged certain collateral to Wells Fargo under the terms of an Amended and Restated Security Agreement that was executed as part of the closing on the Amended Credit Agreement on May 30, 2014 (the “Amended Security Agreement”).  Under the Amended Credit Agreement, quarterly principal payments on the real estate loan and the term loan are $250,000 and $312,500, respectively.  The interest rates on the outstanding real estate loan and term loan at August 3, 2014 were 6.0% and 8.0%, respectively.  Additional costs paid to Wells Fargo in connection with the Amended Credit Agreement were $0.8 million.  Those fees have been deferred and will be amortized over the extended term through 2019.

On September 4, 2014, we entered into a First Amendment and Waiver to Credit Agreement (the “First Amendment”) with Wells Fargo.  The First Amendment contains a waiver of the event of default that occurred as a result of a “Change of Control” as defined in the Amended and Restated Credit Agreement as a result of the election of our new Board of Directors.  The First Amendment also increased the early termination fees payable if the Termination Date occurs prior to the May 30, 2019 scheduled maturity date of the Amended Credit Agreement.  The Termination Date may occur prior to May 30, 2019 if the obligations under the Amended Credit Agreement are accelerated and the revolving credit commitments are terminated following an event of default under the Amended Credit Agreement, or if we terminate the aggregate revolving commitments by notice to Wells Fargo.  Under  the First Amendment, quarterly principal payments on the real estate term loan increased from $250,000 to $300,000, quarterly principal payments on the term loan increased from $312,500 to $400,000 for the payment dates occurring on November 1, 2014 through August 1, 2015, and the early termination fees we must pay Wells Fargo  for the account of each lender, if the Termination Date occurs before May 30, 2019, increased from (i) 0.50% to 3.00% of the revolving credit commitments during the period prior to the first anniversary of the First Amendment, (ii) 0.25% to 2.00% of the revolving credit commitments during the period between the first anniversary and on or prior to the second anniversary of the First Amendment and (iii) 0.00% to 1.00% of the revolving credit commitments during the period between the second and on or prior to the third anniversary of the First Amendment.  In addition,  our term loan prepayment fee for any unscheduled payment or any prepayment of our term loan (i) increased from 3.00% to 4.00% of the principal amount of the term loan so repaid or prepaid during the period prior to the first anniversary of the First Amendment, (ii) remained at 2.00% of the principal amount of the term loan so repaid or prepaid during the period between the first anniversary and on or prior to the  second anniversary of the First Amendment, and (iii) increased from 0.00% to 1.00% of the principal amount of the term loan so repaid or prepaid during the period between the second anniversary and on or prior to the third anniversary of the First Amendment.  In addition, the First Amendment adds a real estate term loan prepayment fee  with respect to any unscheduled payment or any prepayment of the real estate term loan in an amount equal to (i) 3.00% of the principal amount of the real estate term loan so repaid or prepaid during the period prior to the first anniversary of the First Amendment, (ii) 2.00% of the principal amount of the real estate term loan so repaid or prepaid during the period between the first anniversary and on or prior to the second anniversary of the First Amendment, and (iii) 1.00% of the principal amount of the real estate term loan so repaid or prepaid during the period between the second anniversary and on or prior to the third anniversary of the First Amendment.

The First Amendment also amends the Amended Credit Agreement to provide that a “Cash Dominion Event” occurs on the effective date of the First Amendment.  Such Cash Dominion Event is deemed to continue unless and until Wells Fargo and the lenders otherwise consent.  Under our blocked account agreements with Wells Fargo, during the continuance of a Cash Dominion Event, we are required to transfer daily all our cash receipts and collections, including all cash receipts from the sale of inventory and the proceeds of all credit card charges, to a concentration account controlled by Wells Fargo.  Such receipts and collections are applied to prepay our revolving credit loans and swing line loans, cash collateralize our undrawn amounts available to be drawn under our outstanding letters of credit, prepay our real estate term loan and to prepay the term loan.  As a result of the Cash Dominion Event, the amount outstanding under the revolving loan is now accounted for as a short term obligation.
The First Amendment increases th  e applicable margin for LIBOR revolving loans and base rate revolving loans where our average daily uncapped excess availability is less than $15,000,000 from 2.25% to 2.50% and from 1.25% to 1.50%, respectively.  Our uncapped excess availability is an amount equal to the revolving borrowing base minus the aggregate total amount of all revolving credit loans, swing line loans and letter of credit obligations.  Under the First Amendment, the revolving borrowing base is amended to mean an amount equal to (i) the face amount of eligible credit card receivables times the credit card advance rate,  plus (ii) the cost of eligible inventory, net of inventory reserves, time the appraisal percentage of the appraised value of eligible inventory, minus (iii) the real estate term loan reserve, minus (iv) the term loan reserve, minus (v) prior to an equity contribution of at least $10,000,000 to us, the availability block, minus (vi) the amount of availability reserves.  The First Amendment amended the definition of revolving borrowing base to include the deduction for the availability block, defined to mean $500,000 on the date of the First Amendment, and increasing by $500,000 on the first business day of each week thereafter, up to an aggregate of $5,000,000.  The First Amendment also increases the number of discretionary appraisals of eligible real estate Wells Fargo can undertake from two to three each fiscal year, and the number of commercial finance examinations Wells Fargo may undertake from two to three each fiscal year.  The First Amendment also adds covenants that we retain Deloitte Consulting LLP or another financial advisor acceptable to Wells Fargo, and that we deliver to Wells Fargo and updated budget, analyzed by Deloitte Consulting LLP.
Notes payable outstanding at August 3, 2014 under the revolving loan, the mortgage financing and the term loan aggregated $91.8 million and notes payable outstanding at February 2, 2014 under the Credit Agreement aggregated $92.5 million.  Wells Fargo issued letters of credit aggregating $11.1 million and $9.1 million, respectively, at such dates on our behalf.  The interest rates on the outstanding borrowings at August 3, 2014 were 2.19% on $65.0 million of the outstanding revolving loan and 4.25% on the remaining $9.8 million of the outstanding revolving loan.  The interest rate on the mortgage financing was 6.0% with an outstanding balance of $4.8 million and the interest rate on the term loan is 8.0% with an outstanding balance of $12.2 million. We had additional borrowings available at August 3, 2014 under the revolving loan credit agreement of approximately $17.6 million.

  The interest rates on the revolving notes payable outstanding at August 3, 2014 were 2.19% on $65.0 million of the outstanding balance and 4.25% on the remaining $9.8 million. Interest rates on the mortgage financing and term loan are 6.0% and 8.0%, respectively.We entered into an equipment financing arrangement with Jules & Associates, Inc. which was finalized on February 3, 2014 whereby certain equipment was sold and subsequently leased back. We account for the equipment subject to lease as an asset and the lease payments as financing obligation.  As of August 3, 2014, the outstanding balance on the financing obligation was $2.1 million and the implicit interest rate was 22.6%.

Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $1.1 million and $0.6 million during the second quarter of fiscal 2015 and fiscal 2014, respectively. Interest expense on notes payable and long-term debt, excluding capital lease obligations and amortization of debt financing costs, aggregated $1.7 million and $1.2 million during the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.

(9)	Stock Repurchase

On July 27, 2012, we entered into a new Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement with William Blair and Company, LLC (the “Stock Repurchase Agreement”) whereby we authorized the repurchase of up to 175,000 shares of our Common Stock under our stock repurchase program (the “Program”).

Our Board of Directors authorized the repurchase of 200,000 shares of our Common Stock on March 23, 2006, and we repurchased 3,337 shares of Common Stock under the Program. Our Board of Directors reinstated the Program on August 13, 2008 and we repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Our Board of Directors approved the reinstatement of the Program again on January 6, 2012 and we repurchased an additional 34,407 shares of Common Stock during such reinstatement. On April 25, 2012, our Board of Directors authorized us to repurchase an additional 500,000 shares of Common Stock for a total of 700,000 shares of Common Stock authorized for repurchase under the Program. The Stock Repurchase Agreement only authorizes William Blair and Company, LLC to repurchase a portion of the total shares available for repurchase under the Program as stated above. Under the terms of the Program, we can terminate the proposed buy back at any time.

There were no shares repurchased by us during the second quarter of fiscal 2015.  As of August 3, 2014, we repurchased a total of 610,462 shares under the Program since it was initially approved in 2006.  Therefore, there were 89,538 shares of Common Stock available to be repurchased by us, as of August 3, 2014.

(10)	Legal Proceedings

Other than the items delineated below, we are not a party to any material litigation, other than routine litigation from time to time in the ordinary course of business.

We are a defendant in a derivative action stemming from our proposed Merger with a subsidiary of an affiliate of Argonne Capital Group, LLC as discussed below.  This action arose when two separately filed stockholder actions were consolidated, discussed below.  There was also a third stockholder action, discussed below, but it has been dismissed.

On July 25, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mallard Parent, LLC, (“Parent”) and M Acquisition Corporation, (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), with us surviving the Merger as a wholly owned subsidiary of Parent.  Parent and Acquisition Sub are beneficially owned by an affiliate of Argonne Capital Group, LLC (the “Sponsor”).  The merger consideration was $14.00 per share in cash, without interest, and was to be supported through financing to be obtained by the Sponsor.

Under the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, owned by Parent, Merger Sub, us, or any other direct or indirect wholly owned subsidiary of Parent, Merger Sub, or us) would have been converted into the right to receive $14.00 per share in cash, without interest.

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

On October 30, 2013, we held a special meeting of its stockholders to vote on the proposal to adopt the Merger Agreement.  The proposal to adopt the Merger Agreement did not receive approval from more than a majority of the outstanding share of our common stock, and therefore was not approved by our stockholders.  As a result of the failure to receive such stockholder approval, on October 30, 2013, we delivered to parent and Merger Sub a written notice (the “Termination Notice”) terminating the Merger Agreement in accordance with Section 7.2(b) of the Merger Agreement.  As a result of the Termination Notice, the Merger Agreement was terminated and the merger contemplated was abandoned.  Because the Termination Notice was delivered because of the failure of our stockholders to approve the Merger Agreement, no termination fee was paid by either party.

On September 5, 2013, a stockholder, Advanced Advisors, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001007) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson former Chief Executive Officer, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages was unspecified.

On September 23, 2013, a stockholder, Paul Hughes, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001096) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson former Chief Executive Officer, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages was unspecified.  On March 20, 2014, Plaintiffs filed a notice of dismissal without prejudice.  On April 10, 2014, the court entered a dismissal order and removed the case from the active docket.

On September 27, 2013, a stockholder, Jeffery R. Geygan, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001120) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson former Chief Executive Officer, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages was unspecified.

On November 21, 2013, the parties filed a joint motion to consolidate the Geygan case and the Advanced Advisors case, discussed above.  On December 18, 2013, the court granted the consolidation motion, and the cases were consolidated under case no. 13C1007.  On January 9, 2014, the Plaintiffs filed their consolidated and verified derivative petition, citing, among other parties, we and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson former Chief Executive Officer, as defendants.  The petition challenges the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages is unspecified.

On January 30, 2014, we filed a motion to dismiss the plaintiffs’ consolidated and verified derivative petition.  The court set a July 18, 2014 hearing for our motion to dismiss which has been postponed to October 24, 2014.

Costs associated with our change of control, including legal fees, for the thirteen weeks and twenty-six weeks ended August 3, 2014 were $1.3 million and $1.4 million, respectively.  Merger related costs, including legal fees, for the thirteen weeks and twenty-six weeks ended August 4, 2013 were $1.2 million.

We intend to vigorously defend ourselves in all of the legal proceedings discussed above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  These statements are subject to risks and uncertainties, as described below. Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, store openings, store closings, payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of our management or Board of Directors, including plans or objectives relating to inventory, store development, marketing, competition, business strategy, store environment, merchandising, purchasing, pricing, distribution, transportation, store locations and information systems, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii).  Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “could,” “intends,” “plans,” “estimates”, “projects” or “anticipates,” variations thereof or similar expressions.

Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions.  Our future results of operations, financial condition and business operations may differ materially from the forward-looking statements or the historical information stated in this Quarterly Report on Form 10-Q.  Stockholders and investors are cautioned not to put undue reliance on any forward-looking statement.

There are a number of factors and uncertainties that could cause actual results of operations, financial condition or business contemplated by the forward-looking statements to differ materially from those discussed in the forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, us, including those factors described below.  Other factors not identified herein could also have such an effect.  Factors that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical information include, but are not limited to, those factors described below and elsewhere in this Form 10-Q:

•	Our cash flows, results of operation or financial condition;
•	Our ability to consummate financing transactions, including transactions to increase liquidity, or acquisition transactions, or disposition transactions, and the effect thereof on our business;
•	The lack of availability or access to sources of inventory or the loss or disruption in supply from one of our major suppliers;
•	The impact of a significant change in the relationships or credit terms with key vendors;
•	Intense competition in the general merchandising industry;
•	Our ability to predict or effectively react to changes in consumer demand or shopping patterns;
•	Lack of available retail store sites on terms acceptable to us, rising real estate prices and other costs and risks relating to our stores, or our inability to open new stores;
•	Unauthorized disclosure of sensitive or confidential customer information;
•	Our ability to access adequate capital to operate and expand our business and to respond to changing business and economic conditions;
•	Risks and costs relating to changing laws and regulations affecting our business, including: consumer products; product liability; product recalls;
•	Disruptions in our or our vendors' supply chain;
•	Litigation risks for which we may not have sufficient insurance or other coverage;;
•	The seasonality of our business;
•	Regional risks because our stores are generally concentrated in the central United States; and
•	Our ability to meet our labor needs.

We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

OVERVIEW

Economic conditions:  The Company’s stores operate primarily in small towns, often located in rural areas. Persistently high gasoline prices, recent weakness in certain agricultural communities, and stagnant wages have led to decreased customer traffic and reduced levels of consumer spending, particularly on discretionary items.  Additionally, the population of a number of the towns in which we serve has been declining, reducing the available potential pool of customers. Decreased customer traffic and reduced consumer spending have negatively affected our financial condition, operating performance, revenues and income.

Operations:  We are a regional broad line retailer operating in 23 states.

For purposes of this management’s discussion and analysis of financial condition and results of operations, the financial numbers are presented in millions.

Strategy: The strategy of the current management team is to identify opportunities throughout the business to improve operating efficiencies, including better alignment of merchandise purchases with our customers’ needs, improved execution on in-store promotional activity with store stock levels, and creating destination departments that bring differentiation to our offerings and that attract higher customer interest. More broadly, management seeks to restore our position as the best store in small town America by being easy to shop, affordable, reliable and consistently relevant. We will strengthen our connection with the communities we serve and be a small town advocate.

We compete for retail sales with other entities, such as mail order companies, specialty retailers, stores, manufacturer’s outlets and the internet.

We use a variety of broad-based targeted marketing and advertising strategies to reach consumers.  These strategies include full-color photography advertising circulars of eight to 20 pages distributed through newspaper insertion or, in the case of inadequate newspaper coverage, through direct mail.  During fiscal 2015, we will distribute approximately 48 circulars in our markets.  Our marketing program also includes our ALCO Loyalty program and email strategy. These programs allow us to better understand the needs of our loyal customer and better target these customers with relevant offers to increase store traffic and drive a larger purchase per transaction.  We also use in-store marketing.  Our merchandising and marketing teams work together to present the products in an engaging and innovative manner, which is coordinated so that it is consistent with the current print advertisements.  We regularly change our banners and in-store promotions, which are advertised throughout the year, to attract consumers to the stores, to generate strong customer frequency and to increase average sales per customer.  Net marketing and promotion costs represented approximately 1.3% and 0.7% of net sales in the second quarter of fiscal 2015 and 2014, respectively. Net marketing and promotion costs represented approximately 1.4% and 0.91% of net sales during the twenty-six weeks ended August 3, 2014 and August 4, 2014, respectively. Management believes it has developed a comprehensive marketing strategy, intended to increase customer traffic and same-store sales.  We continue to operate as a high-low retailer and has included in many of its marketing vehicles cross departmental products.  For example, we have used an Elder Care page with over-the-counter products, “as seen on TV” items, and dry meals—all targeting customers who have reached retirement age.  We believe that by providing the breadth of these key items to this targeted audience we can serve our customers’ needs more efficiently and garner a greater share of the purchases made by this demographic.  Our stores offer a broad line of merchandise consisting of approximately 35,000 items, including automotive,  consumables and commodities, crafts, domestics, electronics, furniture, hardware, health and beauty aids, housewares, jewelry, ladies’, men’s and children’s apparel and shoes, pre-recorded music and video, sporting goods, seasonal items, stationery and toys.  We are constantly evaluating the appropriate mix of merchandise to improve sales and gross margin performance.  Corporate merchandising is provided to each store to ensure a consistent company-wide store presentation.  To facilitate long-term merchandising planning, we divide ours merchandise into three core categories: primary, secondary, and convenience.  The primary core receives management’s primary focus, with a wide assortment of merchandise being placed in the most accessible locations within the stores and receiving significant promotional consideration.  The secondary core consists of categories of merchandise for which we maintain a strong assortment that is easily and readily identifiable by its customers.  The convenience core consists of categories of merchandise for which we maintain convenient (but limited) assortments, focusing on key items that are in keeping with customers’ expectations for a broad line retail store.  Secondary and convenience cores include merchandise that we feel is important to carry, as the target customer expects to find them within a broad line retail store and they ensure a high level of customer traffic.  We continually evaluates and ranks all product lines, shifting product classifications when necessary to reflect the changing demand for products. In addition, our merchandising systems are designed to integrate the key retailing functions of seasonal merchandise planning, purchase order management, merchandise distribution, sales information and inventory maintenance and replenishment.  All of our ALCO stores have point-of-service computer terminals that capture sales information and transmit such information to our data processing facilities where it is used to drive management, financial, and supply chain functions.

Store Expansion.  It is the view of the new management team that store expansion is an important part of our future growth plans, and will become a key focus area once certain operational improvements and structural changes to the business have been successfully implemented.  Additionally, our ability to open and operate new stores is contingent upon having adequate personnel, capital resources, and support from landlords and developers to properly execute our expansion strategy.

Financial Risk:  We closely monitors IRS Section 382 regarding technical change of control.  This particular section of the tax code would place an annual limit on our right to use its net operating loss carry-forwards (“NOLs”) should the aggregate shift in 5% stockholders be more than 50% in the preceding three-year testing period or as a result of certain reorganizations (“Tripping Event”).  The annual limitation approximates 3% of our market capitalization just prior to the Tripping Event.  In the event of a Tripping Event, management believes we would still be able to utilize its NOLs prior to their expiration, albeit over a longer period of time.

In 2010, the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Healthcare Acts”) were signed into law.  This legislation expands health care coverage to many uninsured individuals and expands coverage for those already insured.  The 2010 Healthcare Acts, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have a negative impact on our business.  This impact could increase our employee healthcare related costs.  While the costs of the 2010 Healthcare Acts will occur after December 31, 2013, due to provisions of this legislation being phased in over time, changes to our healthcare cost structure could have an adverse effect on our financial condition.  While we cannot currently project the full amount of providing health insurance to all employees or the penalties that would be imposed if we did not offer health care to all employees, we believe that a reasonable range of incremental costs could be between $1.0 and $4.0 million, annually.

We relocated our corporate headquarters from Abilene, Kansas to Coppell, Texas, a suburb of Dallas, Texas during Fiscal 2014.  If we do not continue to effectively execute our relocation plan, our financial performance could be adversely affected.

Recent Events.

•
On August 29, 2014, stockholders rejected extension of the term of the Amended and Restated Rights Agreement and elected seven new members to its Board of Directors, replacing the former Board, effective August 29, 2014. The election of the new Board of Directors constituted a “Change of Control” event under the Company’s 2012 Equity Incentive Plan and the Company’s 2003 Incentive Stock Option Plan (collectively, the “Plans”).  Pursuant to the terms of the Plans and the outstanding award agreements executed with each award recipient under the Plans, in conjunction with the occurrence of the Change of Control event, all of the outstanding stock options and restricted stock granted under such award agreements vested fully and immediately.

•	On September 4, 2014, we announced that Richard Wilson, Chief Executive Officer, resigned from the Company, effective September 4, 2014 and Director Stanley B. Latacha has been named interim Chief Executive Officer effective September 4, 2014.

•	On September 4, 2014, we entered into a First Amendment and Waiver to the Amended Credit Agreement. The First Amendment amends and waives certain provisions of the Amended Credit Agreement, On August 29, 2014, our stockholders elected seven new Directors. The Directors replaced our incumbent Board of Directors causing a “change of control” and an event of default under the Amended Credit Agreement. Under the First Amendment, Wells Fargo agreed to waive any default arising as a result of such Change of Control, and consequently our obligations under the Amended Credit Agreement cannot be accelerated as a result of such Change of Control. The First Amendment also modified the term loan interest rate and alternative term loan interest rate, the repayment terms of the real estate term loan and the term loan, the revolving credit loan and the real estate term loan prepayment fees, and the interest rate margins for the revolving loans.

 Key Items in the Second Quarter of Fiscal 2015.

We measure ourselves against a number of financial metrics to assess its performance.  Some of the important financial items, from continuing operations, during the second quarter of fiscal 2015 were:

•	Net sales from continuing operations during the second quarter of fiscal 2015 decreased 6.0% to $110.7 million, compared to net sales during the second quarter of fiscal 2014 of $117.7 million.

•	Gross margin percentage is a key measure of our ability to maximize profit on the purchase and subsequent sale of merchandise, while minimizing promotional and clearance markdowns, shrinkage, damage and returns. Gross margin percentage is defined as net sales less cost of sales, expressed as a percentage of net sales

Gross margin, as a percentage of net sales, was 28.6% during the second quarter of fiscal 2015, compared to 31.6% during the second quarter of fiscal 2014.

•	Selling, general and administrative expenses (“SG&A”) are a measure of our ability to manage and control its expenses to purchase, distribute and sell merchandise.

SG&A as a percentage of net sales was 31.8% during the second quarter of fiscal 2015, compared to 28.0% during the second quarter of fiscal 2014.

•	Earnings per share (“EPS”) is an indicator of the returns generated for our stockholders.

Net loss per diluted share for the second quarter of fiscal 2015 was $2.46, compared to a net income per diluted share of $0.15 during second quarter of fiscal 2014.

RESULTS OF OPERATIONS

The following table sets forth the components of our statements of operations expressed as percentages of net sales:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	68.4	71.2	69.4
Gross margin	28.6	31.6	28.8	30.6
Selling, general and administrative	31.8	28.0	31.4	28.3
Depreciation and amortization	1.8	1.7	1.8	1.8
Total operating expenses	33.6	29.7	33.2	30.1
Operating income (loss) from continuing operations	(5.0)	1.9	(4.4)	0.6
Interest expense	1.3	0.8	1.1	0.9
Income (loss) from continuing operations before income taxes	(6.3)	1.1	(5.5)	(0.3)
Income tax expense (benefit)	—	0.4	—	(0.1)
Income (loss) from continuing operations	(6.3)	0.7	(5.5)	(0.2)
Loss from discontinued operations, net of income tax benefit	(0.9)	(0.3)	(2.0)	(0.3
Net income (loss)	(7.2)%	0.4%	(7.5)%	(0.5)%

Thirteen Weeks Ended August 3, 2014 Compared to Thirteen Weeks Ended August 4, 2013

Net sales from continuing operations during the second quarter of fiscal 2015 decreased 6.0% to $110.7 million, compared to net sales during the second quarter of fiscal 2014 of $117.7 million.  Net sales from our transactional website during the second quarter of fiscal 2015 were $40 thousand, an increase of $13 thousand compared to the second quarter of fiscal 2014.

Net sales from same-stores, excluding our two fuel center locations, decreased 8.9%, or $10.3 million, to $105.8 million during the second quarter of fiscal 2015, compared to $116.1 million during the second quarter of fiscal 2014.  The decrease in same-store sales was primarily due to an 8.1% decrease in customer transactions occurring at a same-store.

Net sales from non-same stores during the second quarter of fiscal 2015 increased $3.5 million and net sales from our two fuel center locations during the second quarter of fiscal 2015 decreased $0.3 million.

Gross margin from continuing operations for the second quarter of fiscal 2015 decreased $5.6 million, or 15.1%, to $31.6 million compared to $37.3 million during the second quarter of fiscal 2014.  As a percentage of net sales, gross margin was 28.6% and 31.6% during the second quarter of fiscal 2015 and fiscal 2014, respectively.  Gross margin generated by non same-stores was $1.1 million during the second quarter of fiscal 2015.

The decrease in gross margin for the second quarter of fiscal 2015 was primarily attributable to the decline in sales, a decrease in mix of business of higher margin categories and an increase in net promotional activity.

 SG&A from continuing operations increased $2.3 million, or 6.9%, to $35.2 million during the second quarter of fiscal 2015, compared to $32.9 million during the second quarter of fiscal 2014.  The net increase in SG&A is primarily attributable to new stores ($0.6 million), increase in net advertising ($0.5 million) and an increase in store support center expenses ($1.4 million), primarily payroll and benefits and legal and consulting fees, partially offset by a decrease in warehouse operations ($0.1 million.)  As a percentage of net sales, SG&A was 31.8% and 28.0% during the second quarter of fiscal 2015 and fiscal 2014, respectively.  Excluding share-based compensation, costs associated with merger activity, costs associated with office relocation, costs associated with the change of control and gain on sale of assets, SG&A was 30.6% and 26.4% of net sales for the second quarter of fiscal 2015 and fiscal 2014, respectively.

Depreciation and amortization expense from continuing operations decreased $0.1 million or 4.4% to $2.0 million during the second quarter of fiscal 2015 compared to $2.1 million during the second quarter of fiscal 2014.

Interest expense increased $0.5 million, or 54.0%, to $1.5 million during the second quarter of fiscal 2015 compared to $0.1 million during the second quarter of fiscal 2014.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $1.1 million during the second quarter of fiscal 2015, compared to $0.6 million during the second quarter of fiscal 2014.

Income tax expense on continuing operations was $0.5 million during the second quarter of fiscal 2014.

Loss from continuing operations increased $7.8 million to $7.0 million during the second quarter of fiscal 2015 compared to earnings, net of income tax expense of $0.8 million during the second quarter of fiscal 2014.  As a percentage of net sales, net loss from continuing operations was 6.3% during the second quarter of fiscal 2015 compared to earnings of 0.7% during the second quarter of fiscal 2014.

Net sales from discontinued operations during the second quarter of fiscal 2015 decreased 95.9% to $0.3 million, compared to net sales during the second quarter of fiscal 2014 of $6.4 million.

Gross margin from discontinued operations during the second quarter of fiscal 2015 decreased 137.0% to a negative $0.7 million compared to gross margin during the second quarter of fiscal 2014 of $1.8 million.

SG&A from discontinued operations during the second quarter of fiscal 2015 decreased 85.1% to $0.3 million, compared to SG&A during the second quarter of fiscal 2014 of $2.3 million.

Operating results from discontinued operations during the second quarter of fiscal 2015, decreased $0.7 million to an operating loss of $1.0 million compared to a net operating loss of $0.3 million during the second quarter of fiscal 2014.  Included in the net operating loss during the second quarter of fiscal 2014 was a tax benefit of $0.2 million.

Twenty-Six Weeks Ended August 3, 2014 Compared to Twenty-Six Weeks Ended August 4, 2013

Net sales from continuing operations during the twenty-six weeks ended August 3, 2014 decreased 5.1% to $215.4 million, compared to net sales during the twenty-six weeks ended August 4, 2013 of $226.9 million.  Net sales from our transactional website during the twenty-six weeks ended August 4, 2013 were $105 thousand, an increase of $54 thousand compared to the twenty-six weeks ended August 4, 2013.

Net sales from same-stores, excluding our two fuel center locations, decreased 8.0%, or $17.8 million, to $205.9 million during the twenty-six weeks ended August 3, 2014, compared to $223.7 million during the twenty-six weeks ended August 4, 2013.  The decrease in same-store sales was primarily due to a 7.2% decrease in customer transactions occurring at a same-store.

 Net sales from non-same stores during the twenty-six weeks ended August 3, 2014 increased $6.9 million and net sales from our two fuel center locations during the twenty-six weeks ended August 3, 2014 decreased $0.6 million.

Gross margin from continuing operations for the twenty-six weeks ended August 3, 2014 decreased $7.4 million, or 10.6% to 62.1 million compared to $69.5 million during the twenty-six weeks ended August 4, 2013. As a percentage of net sales, gross margin was 28.8% and 30.6% during the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.  Gross margin generated by non same-stores was $2.4 million during the twenty-six weeks ended August 3, 2014.

The decrease in gross margin for the twenty-six weeks ended August 3, 2014 was primarily attributable to the decline in sales, a decrease in mix of business of higher margin categories and an increase in net promotional activity.

SG&A from continuing operations increased $3.4 million, or 5.3%, to $67.6 million during the twenty-six weeks ended August 3, 2014, compared to $64.1 million during the twenty-six weeks ended August 4, 2013.   The net increase in SG&A is primarily attributable to new stores ($1.2 million), increase in net advertising ($0.9 million) and an increase in store support center expenses ($2.0 million), primarily payroll and benefits and legal and consulting fees, partially offset by a decrease in warehouse operations ($0.6 million), primarily payroll and benefits. As a percentage of net sales, SG&A was 31.4% and 28.3% during the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively.  Excluding share-based compensation, costs associated with merger activity, costs associated with office relocation, costs associated with the change of control and gain on sale of assets, SG&A was 30.6% and 27.4% of net sales for the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.

 Depreciation and amortization expense from continuing operations decreased $0.2 million or 4.9% to $3.9 million during the twenty-six weeks ended August 3, 2014 compared to $4.1 million during the twenty-six weeks ended August 4, 2013.

Interest expense increased $0.4 million, or 21.4%, to $2.4 million during the twenty-six weeks ended August 3, 2014 compared to $2.0 million during the twenty-six weeks ended August 4, 2013.  Excluding interest on capital lease obligations and amortization of debt financing costs, interest expense was $1.7 million during the twenty-six weeks ended August 3, 2014, compared to $1.2 million during the twenty-six weeks ended August 4, 2013.

Income tax benefit on continuing operations was $0.3 million during the twenty-six weeks ended August 4, 2013 with an effective tax rate of 36.7%.

Loss from continuing operations was $11.8 million during the twenty-six weeks ended August 3, 2014, compared to $0.4 million, net of income tax benefit, during the twenty-six weeks ended August 4, 2013.  As a percentage of net sales, net loss from continuing operations was 5.5% for the twenty-six weeks ended August 3, 2014, compared to 0.2% for the twenty-six weeks ended August 4, 2013.

Loss from discontinued operations was $4.3 million during the twenty-six weeks ended August 3, 2014 and $0.7 million, net of income tax benefit, during the twenty-six weeks ended August 4, 2013.

Certain Non-GAAP Financial Measures

We have included adjusted SG&A and adjusted earnings before interest taxes depreciation and amortization (“EBITDA”), non-U.S. GAAP performance measures, as part of its disclosure as a means to enhance its communications with stockholders.  Certain stockholders have specifically requested this information to assist them in comparing us to other retailers that disclose similar non-U.S. GAAP performance measures.  Further, management utilizes these measures in internal evaluation, review of performance and to compare our financial measures to those of its peers.  Adjusted EBITDA differs from the most comparable U.S. GAAP financial measure (earnings (loss) from continuing operations) in that it does not include certain items, as does Adjusted SG&A.  These items are excluded by management as they are non-recurring and/or not relevant to analysis of ongoing business operations and to better evaluate normalized operational cash flow and expenses excluding unusual, inconsistent and non-cash charges.  To compensate for the limitations of evaluating our performance using Adjusted SG&A and Adjusted EBITDA, management also utilizes U.S. GAAP performance measures such as gross margin, return on investment, return on equity and cash flow from operations.  As a result, Adjusted SG&A and Adjusted EBITDA may not reflect important aspects of the results of our operations.

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
SG&A Expenses from Continuing Operations
Store support center (1)	$8,319	$6,931	$14,041	$12,122
Distribution center	1,211	1,343	2,642	3,169
401K expense	(76)	125	49	250
Same-store SG&A (2)	25,044	24,392	49,385	48,309
Non same-store SG&A (3)	630	63	1,235	63
Share-based compensation	72	88	206	228
SG&A as reported	35,200	32,942	67,558	64,141
(Less) add:
Share-based compensation	(72)	(88)	(206)	(228)
Merger activity (1)	—	(1,208)	—	(1,208)
Change of control activity(1)	(1,306)	—	(1,430)	—
Office relocation (1)	—	(602)	—	(602)
Gain (loss) on sale of fixed assets (1)	—	36	—	36

Adjusted SG&A from Continuing Operations	$33,822	$31,080	$65,922	$62,139

Adjusted SG&A as % of sales	30.6%	26.4%	30.6%	27.4%

Sales per average selling square feet (4)	$26.75	$28.86	$52.04	$55.62

Gross Margin dollars per average selling square feet (4)	$7.44	$9.26	$15.18	$17.28

Adjusted SG&A per average selling square feet (4)	$8.27	$7.72	$16.12	$15.44

Adjusted EBITDA per average selling square feet (4)(5)	$(1.10)	$1.00	$(2.35)	$1.17

Average inventory per average selling square feet (4)(6)(7)	$35.12	$38.86	$34.05	$35.69

Average selling square feet (4)	4,090	4,024	4,090	4,024

Total stores operating beginning of period	198	217	212	217
Total stores operating end of period	198	213	198	213
Total stores less than twelve months old	3	3	3	3
Total non-same stores	3	3	3	3

Supplemental Data:
Same-store gross margin dollar change	-18.1%	-2.7%	-9.1%	-2.9%
Same-store SG&A dollar change	-2.8%	1.3%	-1.8%	1.0%
Same-store total customer count change	-8.1%	-2.8%	-7.2%	-5.4%
Same-store average sale per ticket change	-0.8%	4.3%	-0.8%	4.9%

(1)	Store support center includes gain on disposal of fixed assets, costs associated with office relocation, costs associated with merger activity and costs associated with change of control.
(2)	Same-stores are those stores which were open at the end of the reporting period, had reached their fourteenth month of operation, and include store locations, if any, that had experienced a remodel, an expansion, or relocation. Same-stores also include our transactional website.
(3)	Non same-stores are those stores which have not reached their fourteenth month of operation.
(4)	Average selling square feet is calculated as beginning square feet plus ending square feet divided by 2
(5)	Adjusted EBITDA per average selling square foot is calculated as Adjusted EBITDA divided by average selling square feet
(6)	Average store level merchandise inventory is calculated as beginning inventory plus ending inventory divided by 2
(7)	Excludes inventory for unopened stores

 Store support center expenses for twenty-six weeks ended August 3, 2014 increased $1.9 million, or 15.8%.  The net increase was primarily due to increases in payroll and benefits of ($0.8 million) and legal and consulting expenses of ($1.0 million).

Reconciliation and Explanation of Non-U.S. GAAP Financial Measures

The following table shows the reconciliation of Adjusted EBITDA to net earnings (loss):

	52 Weeks	Thirteen Week Periods Ended		Trailing 52 Weeks Ended	Thirteen Week Periods Ended		Trailing 52 Weeks Ended
	Fiscal 2014	May 4, 2014	May 5, 2013	May 4, 2014	August 3, 2014	August 4, 2013	August 3, 2014
Net earnings (loss)	$(26,425)	(8,133)	(1,668)	(32,890)	(8,020)	497	(41,407)
Plus:
Interest	3,834	967	1,053	3,748	1,474	957	4,265
Taxes	5,032	—	(998)	6,030	—	295	5,735
Depreciation and amortization	10,545	1,948	2,183	10,310	1,964	2,211	10,063
EBITDA	(7,014)	(5,218)	570	(12,802)	(4,582)	3,960	(21,343)
Plus:
Share-based compensation	404	134	140	398	72	88	382
(Gain) loss asset disposals	337	—	—	337	—	(36)	373
Adjusted EBITDA	(6,273)	(5,084)	710	(12,067)	(4,510)	4,012	(20,588)

Cash	2,230	1,434	2,923	1,434	1,352	2,834	1,352
Debt	108,407	100,955	87,978	100,955	109,436	97,757	109,436
Debt, net of cash	$106,177	99,521	85,055	99,521	108,084	94,923	108,084

Liquidity and Capital Resources

We experienced losses for the twenty-six week period ended August 3, 2014, primarily attributed to a prolonged downturn in our business. Our ability to generate cash from operations depends in large part on the level of demand for our products and services.  We continue to face an uncertain business environment and face a number of fundamental challenges in our business due to aggressive competition.

The actual amount that is available under our Amended Credit Agreement fluctuates due to factors including, but not limited to, eligible inventory and credit card receivables, reserve amounts, outstanding letters of credit, and borrowing under our Amended Credit Agreement.  Consequently, it is possible that, should we need to access any additional funds from our Amended Credit Agreement, it may not be available in full.

Given our negative cash flows from operations and in order to meet our expected cash needs for the very near term and over the longer term, we will be required to obtain additional liquidity sources, consolidate our store base and possibly restructure our debt and other obligations.  We are exploring alternatives and anticipate engaging in discussions with third parties as well as our key financial stakeholders, including our existing lenders, stockholders and landlords, in an effort to create a long-term solution.  Alternatives include the issuance and sale of debt or equity, the sale of our inventory or assets, as well as both in and out-of-court restructuring.  We are evaluating all of our alternatives to restructure existing debt terms and other arrangements to provide additional liquidity.  There can be no assurance that we will be able to successfully implement a long-term solution.

If acceptable terms of an out-of court transaction cannot be accomplished, we may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern.  As a result, we may be required to seek to implement an in-court proceeding under the Bankruptcy Code. If we commence a voluntary reorganization under the Bankruptcy Code, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing.  In a “pre-packaged bankruptcy”, we would attempt to make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt terms, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case.  An in-court restructuring proceeding would cause a default on our debt with our current lenders.

We anticipate that in the near term we will seek to pursue one of the alternatives described above which may include a restructuring of existing debt terms and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to close a number of underperforming stores and other measures to make reductions in our cost structure. However, the actual number of store closures could vary considerably depending on the specific restructuring

There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities. In the event the restructuring alternatives described above are not achievable, we would likely be required to liquidate.

We understand that the decisions that our vendors make with respect to us may depend on factors that include their specific economic situations, our risk profile and other factors, such as the availability of adequate credit insurance or their ability to factor their receivables from us.  At any time, a vendor could change either the availability of vendor credit or to other terms under which it sells to us, or both.  Significant changes in the credit limits or payment terms that the company has with its vendors or the incurrence of additional losses beyond its current expectations, however, could adversely impact our liquidity.

Working capital (defined as current assets less current liabilities) was $43.9 million and $148.8 million at the end of the second quarter of fiscal 2015 and fiscal 2014, respectively.

Our primary sources of funds are cash flow from operations, borrowings under our revolving loan credit facility, and vendor trade credit financing.  Short-term trade credit represents a significant source of financing for inventory to us.  Trade credit arises from the willingness of our vendors to grant payment terms for inventory purchases.  We work closely with vendors to maintain acceptable levels of payables, but there can be no assurance that our current vendor credit levels will be maintained.

Net cash provided by (used in) operating activities aggregated $1.5 million and ($13.5) million, during the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively.  The increase in cash provided in operating activities resulted primarily from a $21.2 million decrease in the change in merchandise inventory and an $8.3 million decrease in the change in accounts payable, offset by an increase in pre-tax loss of $14.2 million.

Net cash used in investing activities during the twenty-six weeks ended August 3, 2014 was $2.4 million compared to net cash used during the twenty-six weeks ended August 3, 2014 of $4.6 million.  Excluding proceeds from sale of assets, net cash used in investing activities during the twenty-six weeks ended August 3, 2014 and August 4, 2013 were $2.5 million and $4.6 million, respectively, and consisted primarily of capital expenditures.

On July 21, 2011, we entered into the Credit Agreement with Wells Fargo as described in “Long Term Debt” above.  The Credit Agreement replaced our previous $120.0 million credit facility with Bank of America, N.A. and Wells Fargo Retail Finance, LLC. Loan advances are secured by a security interest in our inventory and credit card receivables.

Based on our average excess availability, the amount advanced to us on any base rate loan bears interest at the highest of (a) the rate of interest in effect for such day as publicly announced from time to time by Wells Fargo as its “prime rate”; (b) the Federal Funds Rate for such day, plus 1.0%; and (c) the LIBO Rate for a 30 day interest period as determined on such day, plus 2.0%.  Amounts advanced with respect to any LIBO Borrowing for any Interest Period (as those terms are defined in the Credit Agreement) shall bear interest at an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate (as defined in the Credit Agreement).  The Credit Agreement contains various restrictions that are applicable when outstanding borrowings reach certain thresholds, including limitations on additional indebtedness, prepayments, acquisition of assets, granting of liens, certain investments and payment of dividends.

On February 6, 2013, we entered into the Amendment to the Credit Agreement to permit us, to repurchase, redeem or otherwise acquire our shares of the capital stock and warrants, options or other rights of a person to purchase our capital stock not to exceed $1.0 million in the aggregate in each fiscal year.

On November 22, 2013,we requested an increase to the revolving credit commitments available to us by $10.0 million, from $120.0 million to $130.0 million.

On May 30, 2014, we entered into the Amended Credit Agreement with Wells Fargo.  The Amended Credit Agreement amended and restated the Credit Agreement and provided for the extension of credit to us in an aggregate principal amount of up to $142.5 million. The Amended Credit Agreement is for an extended term through 2019 and provides access to additional net availability of approximately $12.5 million, consisting of revolving credit commitments of $125.0 million, a $5.0 million real estate term loan bearing interest at the higher of (a) the base rate in effect at such time, plus 2.0%; or (b) 4.0%, secured by certain assets including five properties, and a $12.5 million term loan bearing interest at the higher of (a) the base rate in effect at such time, plus 2.0%; or (b) 6.0%, providing expanded access to inventory assets. In connection with the Amended Credit Agreement, we pledged certain collateral to Wells Fargo under the terms of an Amended and Restated Security Agreement that was executed as part of the closing on the Amended Credit Agreement on May 30, 2014.  Under the Amended Credit Agreement, quarterly principal payments on the real estate loan and the term loan are $250,000 and $312,500, respectively.  The interest rates on the outstanding real estate loan and term loan at August 3, 2014 were 6.0% and 8.0%, respectively.

On September 4, 2014, we entered into the First Amendment with Wells Fargo.  The First Amendment contains a waiver of the event of default that occurred as a result of a “Change of Control” as defined in the Amended and Restated Credit Agreement as a result of the election of our new Board of Directors.  The First Amendment also increased the early termination fees payable if the Termination Date occurs prior to the May 30, 2019 scheduled maturity date of the Amended Credit Agreement.  The Termination Date may occur prior to May 30, 2019 if the obligations under the Amended Credit Agreement are accelerated and the revolving credit commitments are terminated following an event of default under the Amended Credit Agreement, or if we terminate the aggregate revolving commitments by notice to Wells Fargo.  Under the First Amendment, quarterly principal payments on the real estate term loan increased from $250,000 to $300,000, quarterly principal payments on the term loan increased from $312,500 to $400,000 for the payment dates occurring on November 1, 2014 through August 1, 2015, and the early termination fees we must pay Wells Fargo  for the account of each lender, if the Termination Date occurs before May 30, 2019, increased from (i) 0.50% to 3.00% of the revolving credit commitments during the period prior to the first anniversary of the First Amendment, (ii) 0.25% to 2.00% of the revolving credit commitments during the period between the first anniversary and on or prior to the second anniversary of the First Amendment and (iii) 0.00% to 1.00% of the revolving credit commitments during the period between the second and on or prior to the third anniversary of the First Amendment.  In addition,  our term loan prepayment fee for any unscheduled payment or any prepayment of our term loan increased from 3.00% to 4.00% of the principal amount of the term loan so repaid or prepaid during the period prior to the first anniversary of the First Amendment, (ii) remained at 2.00% of the principal amount of the term loan so repaid or prepaid during the period between the first anniversary and on or prior to the second anniversary of the First Amendment, and (iii) increased from 0.00% to 1.00% of the principal amount of the term loan so repaid or prepaid during the period between the second anniversary and on or prior to the third anniversary of the First Amendment.  In addition, the First Amendment adds a real estate term loan prepayment fee with respect to any unscheduled payment or any prepayment of the real estate term loan in an amount equal to (i) 3.00% of the principal amount of the real estate term loan so repaid or prepaid during the period prior to the first anniversary of the First Amendment, (ii) 2.00% of the principal amount of the real estate term loan so repaid or prepaid during the period between the first anniversary and on or prior to the second anniversary of the First Amendment, and (iii) 1.00% of the principal amount of the real estate term loan so repaid or prepaid during the period between the second anniversary and on or prior to the third anniversary of the First Amendment.

The First Amendment also amends the Amended Credit Agreement to provide that a “Cash Dominion Event” occurs on the effective date of the First Amendment.  Such Cash Dominion Event is deemed to continue unless and until Wells Fargo and the lenders otherwise consent.  Under our blocked account agreements with Wells Fargo, during the continuance of a Cash Dominion Event, we are required to transfer daily all our cash receipts and collections, including all cash receipts from the sale of inventory and the proceeds of all credit card charges, to a concentration account controlled by Wells Fargo.  Such receipts and collections are applied to prepay our revolving credit loans and swing line loans, cash collateralize our undrawn amounts available to be drawn under our outstanding letters of credit, prepay our real estate term loan and to prepay the term loan.  As a result of the Cash Dominion Event, the amount outstanding under the revolving loan is now accounted for as a short term obligation.

The First Amendment increases the applicable margin for LIBOR revolving loans and base rate revolving loans where our average daily uncapped excess availability is less than $15,000,000 from 2.25% to 2.50% and from 1.25% to 1.50%, respectively.  Our uncapped excess availability is an amount equal to the revolving borrowing base minus the aggregate total amount of all revolving credit loans, swing line loans and letter of credit obligations.  Under the First Amendment, the revolving borrowing base is amended to mean an amount equal to (i) the face amount of eligible credit card receivables times the credit card advance rate, plus (ii) the cost of eligible inventory, net of inventory reserves, times the appraisal percentage of the appraised value of eligible inventory, minus (iii) the real estate term loan reserve, minus (iv) the term loan reserve, minus (v) prior to an equity contribution of at least $10,000,000 to us, the availability block, minus (vi) the amount of availability reserves.  The First Amendment amended the definition of revolving borrowing base to include the deduction for the availability block, defined to mean $500,000 on the date of the First Amendment, and increasing by $500,000 on the first business day of each week thereafter, up to an aggregate of $5,000,000.  The First Amendment also increases the number of discretionary appraisals of eligible real estate Wells Fargo can undertake from two to three each fiscal year, and the number of commercial finance examinations Wells Fargo may undertake from two to three each fiscal year.  The First Amendment also adds covenants that we retain Deloitte Consulting LLP or another financial advisor acceptable to Wells Fargo, and that we deliver to Wells Fargo and updated budget, analyzed by Deloitte Consulting LLP.

Notes payable outstanding at August 3, 2014 under the revolving loan, the mortgage financing and the term loan aggregated $91.8 million and notes payable outstanding at February 2, 2014 under the Credit Agreement aggregated $92.5 million.  Wells Fargo issued letters of credit aggregating $11.1 million and $9.1 million, respectively, at such dates on our behalf.   Notes payable outstanding at August 3, 2014 on the finance mortgages and our term loan aggregated $16.9 million. We had additional borrowings available at August 3, 2014 under the revolving loan credit agreement of approximately $17.6 million.

The interest rates on the revolving notes payable outstanding at August 3, 2014 were 2.19% on $65.0 million of the outstanding balance and 4.25% on the remaining $9.8 million. Interest rates on the mortgage financing and term loan are 6.0% and 8.0%, respectively.

We entered into an equipment financing arrangement with Jules & Associates, Inc. which was finalized on February 3, 2014 whereby certain equipment was sold and subsequently leased back. We account for the equipment subject to lease as an asset and the lease payments financing obligation.  As of August 3, 2014, the outstanding balance on the financing obligation was $2.1 million and the implicit interest rate was 22.6%.

Net cash (used in) provided by financing activities during the twenty-six weeks ended August 3, 2014 and August 4, 2013 was ($0.1) million and $17.8 million, respectively.  Net cash provided by financing activities during the twenty-six weeks ending August 3, 2014 consisted of net payments under the Credit Agreement of $1.6 million and net proceeds from equipment financing of $2.1 million.

The following table sets forth the average revolver balance outstanding, the maximum amount outstanding at end of the fiscal periods, and amounts outstanding for each borrowing type:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Maximum revolver balance outstanding during period	$86,532	91,551	$91,851	$91,551
Average revolver balance outstanding during period	75,621	77,733	79,997	77,364
Outstanding loan types at end of period:
Revolving credit facility	74,817	81,562	74,817	81,562
Letters of credit	11,104	9,954	11,104	9,954
Mortgage financing	4,750	—	4,750	—
Term loan	12,188	—	12,188	—
Equipment financing	2,088	—	2,088	—

Our ability to fund our operations and to continue as a going concern depends upon meeting our projected future operating results, including the achievement of improvements from our merchandising and marketing initiatives, cost reduction program, store optimization program and other strategic initiatives, and the availability under our revolving line of credit, as well as the absence of any significant deterioration in consumer spending as a result of uncertain macroeconomic conditions.  The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured.  If we are unable to achieve our projected operating results, we could violate one or more of our debt covenants, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity.  Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms.  Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that affect our current or future financial condition.

BUSINESS OPERATIONS

Our business activities consist of the operation of ALCO stores.

We initiated a transactional web site during November 2011.  In July 2012, we expanded the product selection on its website which now includes more than 20,000 items of high-quality merchandise.  Products offered on the ALCOstores.com website include video games and electronics, housewares, appliances and furniture, health & beauty aids, baby goods, office supplies, automotive and sporting goods, and much more.  As in traditional ALCO stores, consumers can choose from a wide range of well-known brand names.  In addition, the website includes brands not found in our retail stores.  Based on its immaterial results of operation, the transactional website has been aggregated with the operating results of our ALCO stores. During August 2014 the Company decided to cease operations of the transactional web site.

 The following chart indicates the percentage of sales, excluding fuel sales, represented by each of our major product categories:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Merchandise Category:
Consumables and commodities	35%	35%	37%	37%
Hardlines	30%	30%	29%	28%
Apparel and accessories	15%	15%	14%	15%
Home furnishings and décor	20%	20%	20%	20%
Total	100%	100%	100%	100%

ITEM 3.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than the items delineated below, we are not a party to any material litigation, other than routine litigation from time to time in the ordinary course of business.

We are a defendant in a derivative action stemming from our proposed Merger with a subsidiary of an affiliate of Argonne Capital Group, LLC as discussed below.  This action arose when two separately filed stockholder actions were consolidated, discussed below.  There was also a third stockholder action, discussed below, but it has been dismissed.

On July 25, 2013, we entered into the Merger Agreement with Parent and Merger Sub, providing for the Merger, with us surviving the Merger as a wholly owned subsidiary of Parent.  Parent and Acquisition Sub are beneficially owned by an affiliate of the Sponsor.  The merger consideration was $14.00 per share in cash, without interest, and was to be supported through financing to be obtained by the Sponsor.

Under the Merger Agreement, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, owned by Parent, Merger Sub, us, or any other direct or indirect wholly owned subsidiary of Parent, Merger Sub, or us) would have been converted into the right to receive $14.00 per share in cash, without interest.

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

The Merger Agreement contained customary “non-solicitation” provisions that limited our ability to solicit, encourage, discuss or negotiate alternative acquisition proposals from third parties or to provide non-public information to third parties.  These non-solicitation provisions were subject to a “fiduciary out” provision that allows us to provide non-public information and participate in discussions and negotiations with respect to certain unsolicited written acquisition proposals and to terminate the Merger Agreement and enter into an alternative acquisition agreement with respect to a superior proposal in compliance with the terms of the Merger Agreement, provided that our Board of Directors has concluded that the failure to do so would be inconsistent with its fiduciary obligations under applicable law.

The Merger Agreement contained certain termination rights, including our right to terminate the Merger Agreement to accept a superior proposal, and provided that, upon termination of the Merger Agreement by us under specified conditions, a termination fee would have been payable by us.  In such circumstances, we would have been required to pay Sponsor $2.25 million. Subject to approval by at least a majority of all outstanding shares of common stock, the proposed Merger was expected to close before the end of the 2013 calendar year.

On October 30, 2013, we held a special meeting of its stockholders to vote on the proposal to adopt the Merger Agreement.  The proposal to adopt the Merger Agreement did not receive approval from more than a majority of the outstanding share of our common stock, and therefore was not approved by our stockholders.  As a result of the failure to receive such stockholder approval, on October 30, 2013, we delivered to parent and Merger Sub the Termination Notice terminating the Merger Agreement in accordance with Section 7.2(b) of the Merger Agreement.  As a result of the Termination Notice, the Merger Agreement was terminated and the merger contemplated was abandoned.  Because the Termination Notice was delivered because of the failure of our stockholders to approve the Merger Agreement, no termination fee was paid by either party.

On September 5, 2013, a stockholder, Advanced Advisors, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001007) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages was unspecified.

On September 23, 2013, a stockholder, Paul Hughes, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001096) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties.  The amount of the damages was unspecified.  On March 20, 2014, Plaintiffs filed a notice of dismissal without prejudice.  On April 10, 2014, the court entered a dismissal order and removed the case from the active docket.

On September 27, 2013, a stockholder, Jeffery R. Geygan, filed a class action petition in the District Court of Shawnee County, Kansas (case no. 13C001120) citing, among other parties, us and our former directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenged the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants included breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages was unspecified.

On November 21, 2013, the parties filed a joint motion to consolidate the Geygan case and the Advanced Advisors case, discussed above.  On December 18, 2013, the court granted the consolidation motion, and the cases were consolidated under case no. 13C1007.  On January 9, 2014, the Plaintiffs filed their consolidated and verified derivative petition, citing, among other parties, us and our fomer directors, Royce Winsten, Terrence Babilla, Dennis Logue, Lolan Mackey, and Richard Wilson, as defendants.  The petition challenges the defendants’ actions in causing us to enter into the Merger Agreement under which the Sponsor was to purchase all of our outstanding shares.  The allegations against the defendants include breaches of fiduciary duties and the aiding and abetting of breaches of fiduciary duties. The amount of the damages is unspecified.

On January 30, 2014, we filed a motion to dismiss the Plaintiffs’ consolidated and verified derivative petition.  The court set a July 18, 2014 hearing for our motion to dismiss which has been postponed until October 24, 2014.

Costs associated with our change of control, including legal fees, for the thirteen weeks and twenty-six weeks ended August 3, 2014 were $1.3 million and $1.4 million, respectively.  Merger related costs, including legal fees, for the thirteen weeks and twenty-six weeks ended August 4, 2013 were $1.2 million.

We intend to vigorously defend ourselves in all of the legal proceedings discussed above.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2014 (the “Form 10-K”), which could materially affect our business, financial condition or future results.  The risks described in the Form 10-K and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have a history of significant operating losses, and our failure to generate sufficient net sales and improve our results of operations in the future will impair our ability to continue to fund our operations without additional sources of financing, which may not be available to us in sufficient amounts or on acceptable terms.

Continued significant operating losses have adversely impacted our liquidity, including cash and availability under our Amended Credit Agreement.  In order to achieve and sustain improved operating results, we must increase our net sales and continue to aggressively manage our expenditures and inventory.  We expect our future net sales will depend on a variety of factors, including our ability to successfully anticipate and deliver merchandise assortments that resonate with customers, improve our brand value and increase customer traffic to all of our sales channels. If we are unable to achieve improved operating results, our liquidity will be adversely impacted and it will be necessary to seek additional sources of liquidity, which may also include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt. Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms.

Our strategy depends on initiatives designed to increase sales and improve the efficiencies, costs and effectiveness of our operations. Failure to achieve these goals could affect our performance adversely.

We are planning to implement a business strategy designed to address the most significant opportunities and challenges facing our company.  Such strategy will involve actions to increase sales and improve the efficiencies, costs and effectiveness of our operations. Such initiatives will include cost cutting initiatives, real estate optimization activities and other plans.  Contemplated real estate optimization activities may involve store closures, downsizing to smaller spaces, or amending leases at more favorable terms, all of which is designed to result in additional savings.  Higher costs or any failure to achieve targeted results associated with the implementation of new programs or initiatives could adversely affect our results of operations.  We are undertaking a variety of operating initiatives and infrastructure initiatives including, but not limited to, significant store closures.  These changes may result in temporary disruptions to our business and negatively impact sales.  Additionally, the failure to properly execute any of these initiatives or the failure to obtain the anticipated results of such initiatives could have an adverse impact on our future operating results.  The success of such strategy will depend on our ability to raise additional capital and to implement such strategy in an effective and timely manner.  If we are unable to raise additional capital or implement our business strategy in a timely and effective manner, our business strategy may fail, resulting in an adverse impact on our future operating results.

Failure to comply with our debt covenants could adversely affect our capital resources, financial condition and liquidity.

Our debt agreements contain certain restrictive covenants, which impose various operating and financial restrictions on us. Such restrictions include, but are not limited to, a consolidated debt to consolidated capitalization ratio, a fixed charge coverage ratio, and a priority debt ratio. Our failure to comply with the restrictive covenants in our debt agreements, as a result of one or more of the factors listed in this section, could result in an event of default, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be harmed. In addition, if we are in default under any of our existing or future debt facilities, we will be unable to borrow additional amounts under those facilities to the extent that they would otherwise be available. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under our senior credit facility, or amend the covenants contained therein, the lenders under our Amended Credit Agreement could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation.

The evaluation of our strategic alternatives may adversely affect our business.

Our Board of Directors has authorized the evaluation of strategic alternatives to enhance value for stockholders. The Board of Directors intends to consider a broad range of alternatives, including, but not limited to, the issuance and sale of our common and/or preferred stock, a rights offering, a debt offering, partnerships, joint ventures or our merger or the sale of our stock or assets.  The exploration of strategic alternatives exposes us to risks and uncertainties including, among other things:

•            our stock price could fluctuate significantly in response to developments relating to the strategic review process or market speculation regarding any such developments;

•            if any proposal results in a change in control, it could significantly change our strategic direction or operations of the business;

•            we may experience limitations on our ability to execute effectively upon our business plans because of competing demands on management’s time and attention;

•            we may encounter difficulties in attracting and retaining qualified employees during this process or actions relating to it;

•            we may incur significantly higher expenses for legal fees, third party advisors and other costs associated with this process;

•            we may encounter difficulties in maintaining relationships or arrangements with key vendors, landlords and other parties whose actions have significant influence over our business; and

•            legal actions may be filed against us as a result of this process, which would result in higher litigation costs.

There can be no assurance that the exploration of strategic alternatives will result in a transaction or that any transaction we enter into will prove to be beneficial to our stockholders.

If acceptable terms of an out-of court transaction cannot be accomplished, we may not have enough cash and working capital to fund our operations beyond the very near term, which raises substantial doubt about our ability to continue as a going concern.  As a result, we may be required to seek to implement an in-court proceeding under the Bankruptcy Code. If we commence a voluntary reorganization under the Bankruptcy Code, we will attempt to arrange a “pre-packaged” or “pre-arranged” bankruptcy filing.  In a “pre-packaged bankruptcy”, we would make arrangements with new and existing creditors for additional liquidity facilities and the restructuring of our existing debt terms, before presenting these arrangements to the bankruptcy court for approval. In the absence of a “pre-packaged” bankruptcy, we would consider a “pre-arranged” bankruptcy filing, in which we would reach agreement on the material terms of a plan of reorganization with key creditors prior to the commencement of the bankruptcy case.  An in-court restructuring proceeding would cause a default on our debt with our current lenders.

We anticipate that in the near term we will seek to pursue one of the alternatives described above which may include a restructuring of existing debt terms and other arrangements to provide additional liquidity. As part of the various alternatives, we may begin a program to close a number of underperforming stores and other measures to make reductions in our cost structure. However, the actual number of store closures could vary considerably depending on the specific restructuring

There can be no assurance that any of these efforts will be successful. Each of the foregoing alternatives may have materially adverse effects on our business and on the market price of our securities. In the event the restructuring alternatives described above are not achievable, we would likely be required to liquidate .

Implementing an in-court proceeding under  the Bankruptcy Code could adversely affect our business and relationships.

If we are required to implement an in-court proceeding under  the Bankruptcy Code, the filing of the case could adversely affect our business and relationships with customers, employees and suppliers, as well as with the federal government. Due to uncertainties, many risks exist, including the following:

•            employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;

•            holders of claims, including our general unsecured creditors such as trade creditors, may suspend or terminate their relationship with us, exercise rights of set-off or similar remedies, and/or further restrict ordinary credit terms or require guarantee of payment, either during or after the bankruptcy case;

•            key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•            trade creditors could require payment in advance or cash on delivery;

•            the ability to renew existing contracts and compete for new business may be adversely affected;

•            the ability to pursue acquisitions and obtain financing for such acquisitions may be negatively impacted;

•            competitors may take business away from us; and

The occurrence of one or more of these events could have a material and adverse effect on our financial condition, operations and prospects.

Our financial condition may be adversely affected if our vendors restrict their credit.

Our primary sources of funds are cash flow from operations, borrowings under our revolving loan credit facility, and vendor trade credit financing.  If we are required to post additional performance assurances as a condition to obtaining vendor trade credit, or if our vendors refuse to provide us with trade credit financing, there could be a material adverse impact on our cash flows, results of operations or financial condition.

A continuation of our recent historical operating results could result in our inability to continue as a going concern.

Our financial statements have been prepared on the basis that our business will continue as a going concern. Our ability to fund our operations and to continue as a going concern depends upon meeting our projected future operating results, including the achievement of improvements from our merchandising and marketing initiatives, cost reduction program, store optimization program and other strategic initiatives, and the availability under our revolving line of credit, as well as the absence of any significant deterioration in consumer spending as a result of uncertain macroeconomic conditions.  The ability to achieve our projected future operating results is based on a number of assumptions which involve significant judgment and estimates, which cannot be assured.  If we are unable to achieve our projected operating results, we could violate one or more of our debt covenants, our liquidity could be adversely impacted and we may need to seek additional sources of liquidity.  Our current level of debt could adversely affect our ability to raise additional capital to fund our operations and there is no assurance that debt or equity financing will be available in sufficient amounts or on acceptable terms.  Therefore, a continuation of our recent historical operating results could result in our inability to continue as a going concern.  Additional actions may include further reducing our expenditures, curtailing our operations, significantly restructuring our business, or restructuring our debt.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2012, we entered into a new Rule 10b5-1 and Rule 10b-18 the Stock Repurchase Agreement with William Blair and Company, LLC whereby we authorized the repurchase of up to 175,000 shares of our Common Stock under our Program.

On March 23, 2006, authorized the repurchase of 200,000 shares of our Common Stock, and we repurchased 3,337 shares of Common Stock under the Program. Our Board of Directors reinstated the Program on August 13, 2008 and we repurchased 22,197 shares of Common Stock under the Program during such period of reinstatement. Our Board of Directors approved the reinstatement of the Program again on January 6, 2012 and we repurchased an additional 34,407 shares of Common Stock during such reinstatement. On April 25, 2012, our Board of Directors authorized us to repurchase an additional 500,000 shares of Common Stock for a total of 700,000 shares of Common Stock authorized for repurchase under the Program. The Stock Repurchase Agreement only authorizes William Blair and Company, LLC to repurchase a portion of the total shares available for repurchase under the Program as stated above. Under the terms of the Program, we can terminate the proposed buy back at any time.

As of February 2, 2014, we repurchased a total of 610,462 shares of Common Stock under the Program since it was initially approved in 2006.  All shares were repurchased at market prices and our policy is to apply the excess of purchase price over par value to additional paid-in capital.  There were 89,538 shares of Common Stock available to be repurchased by us, as of August 3, 2014.

As of September 16, 2014, we had not repurchased additional shares subsequent to August 3, 2014.

Company Repurchases of Common Stock

Period	Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans or Programs	Total Number of Shares Authorized for Repurchase	Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
As of February 2, 2014	610,462	$7.12	610,462	700,000	89,538

First quarter:	—	—	—	—	—
Second quarter:
Month 1	—	—	—	—	—
Month 2	—	—	—	—	—
Month 3	—	—	—	—	—
As of August 3, 2014	610,462	$7.12	610,462	700,000	89,538

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

 Other than routine litigation from time to time in the ordinary course of business, we are not a party to any material litigation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report:

Number	Description

3.1
Articles of Incorporation of ALCO Stores, Inc., amended as of June 13, 1994 and restated solely for filing with the Securities and Exchange Commission (filed as Exhibit 3.1 to Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of ALCO Stores, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2011 and incorporated herein by reference).

3.3
Certificate of Amendment to the Articles of Incorporation of ALCO Stores, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 29, 2012 and incorporated herein by reference).

10.01
Second Amendment to Rights Agreement, dated as of May 7, 2014, by and between the Company and Computershare Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated May 8, 2014, and incorporated herein by reference).

10.02
Indemnification Agreement, dated as of May 5, 2014, between the Company and Paul T. Davies (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated May 8, 2014, and incorporated herein by reference).

10.03
Indemnification Agreement, dated as of May 5, 2014, between the Company and Leslie A. Ball (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated, May 8, 2014, and incorporated herein by reference).

10.04
Amended and Restated Credit Agreement, dated as of May 30, 2014, by and among the Company, ALCO Holdings, Limited Liability Company, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender, and Wells Fargo Bank, National Association, as Term Loan Agent and each lender from time to time party hereto (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 6, 2014, and incorporated herein by reference).

10.05
Amended and Restated Security Agreement, dated as of May 30, 2014, by and among the Company, ALCO Holdings, Limited Liability Company, and Wells Fargo Bank, National Association, as administrative agent and collateral agent (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 6, 2014, and incorporated herein by reference).

10.06
Amended and Restated Rights Agreement, dated as of June 9, 2014, by and between the Company and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, dated June 10, 2014, and incorporated herein by reference).

10.07
Time Based Incentive Stock Option Agreement, dated as of June 16, 2014, by and between the Company and Ricardo A. Clemente (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 19, 2014, and incorporated herein by reference).

10.08
Time Based Incentive Stock Option Agreement, dated as of June 16, 2014, by and between the Company and Brent A. Streit (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 19, 2014, and incorporated herein by reference).

10.09	ALCO Stores Bonus Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated June 19, 2014, and incorporated herein by reference).

10.10
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Dennis E. Logue (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.11
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Terrence M. Babilla (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.12
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Lolan C. Mackey (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.13
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Paul T. Davies (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.14
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Leslie A. Ball (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.15
Non-Qualified Stock Option Agreement, dated as of June 30, 2014, by and between the Company and Royce Winsten (filed as Exhibit 99.6to the Company’s Current Report on Form 8-K, dated July 7, 2014, and incorporated herein by reference).

10.16
Separation Agreement and Release, dated as of June 13, 2014, by and between the Company and Wayne Peterson (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated July 4, 2014, and incorporated herein by reference).

10.17
First Amendment to Amended and Restated Rights Agreement, dated as of July 22, 2014, by and between the Company and Computershare Trust Company, N.A., as rights agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 23, 2014, and incorporated herein by reference).

10.18
First Amendment and Waiver to Credit Agreement, dated September 4, 2014, by and among the Company, ALCO Holdings, and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 5, 2014, and incorporated herein by reference).

12	Schedule of change in same-store sales and same-store gross margin dollars.

31.1
Certification of Chief Executive Officer of ALCO Stores, Inc., dated September 14, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer of ALCO Stores, Inc., dated September 14, 2014, pursuant to Rule 13a-4(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certifications of the Chief Executive Officer and Chief Financial Officer of ALCO Stores, Inc., dated September 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is furnished with this Annual Report on Form 10-Q  and is not treated as filed in reliance upon § 601(b)(32) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Stanley B. Latacha	September 22, 2014
Stanley B. Latacha
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Brian Assmus	September 22, 2014
Brian Assmus
Vice President - Controller
(Principal Financial and Accounting Officer)